Form 10-Q
period 1996-03-31
GLOBAL GOLD CORP
filed 1996-05-15
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                                THE EXCHANGE ACT

      For the transition period from                to

                         Commission file number 02-69494

                             GLOBAL GOLD CORPORATION
                 (Name of small business issuer in its charter)

          Delaware                                               13-3025550
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          438 West 37th Street, Suite 5-G, New York, New York  10018
   (Address of principal executive offices)                        (Zip Code)

Issuer's telephone number  (212) 563-5933

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes    No . Not Applicable

     As of March 31, 1996, there were 20,980,742 shares of the registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No X .

                                TABLE OF CONTENTS

PART I.    Financial Information

Item 1.    Financial Statement:
           Report of Independent Certified Public Accountants (unaudited)......5

           Balance Sheet - March 31, 1996 (unaudited) .........................6

           Statement of Income and Loss (unaudited)
           for the three months ended March 31, 1996 ..........................7

           Statement of Changes in Stockholders Equity
           (unaudited) for the three months ended March 31, 1996 ..............8

           Statement of Cash Flow (unaudited) for the three months
           ended March 31, 1996 ...............................................9

           Notes to Financial Statement (unaudited) ..........................10

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operation ..........................................25

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 March 31, 1996

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                Table of Contents

                                 March 31, 1996




                                                                                                    Page
                                                                                        -----------------------------

                         Accountants' Compilation Report                                             1
       Exhibit
- - ----------------------

          A              Balance Sheets - March 31, 1996 and December
                           31, 1995                                                                  2

          B                Statements of Income and (Loss) - For the period
                           January 1, 1996 through March 31, 1996 and for the
                           development stage period January 1, 1995
                           through March 31, 1996                                                    3

          C                Statements of Changes in Stockholders' Equity For the
                           period January 1, 1996 through March 31, 1996 and for
                           the year January 1, 1995
                           through December 31, 1995                                                 4

          D                Statements of Cash Flows - For the period January 1,
                           1996 through March 31, 1996 and for the year January
                           1, 1995 through December 31,
                           1995                                                                      5

                         Notes to Financial Statements                                              6-20

Marks
  Shron
   & Company, LLP

 CERTIFIED PUBLIC ACCOUNTANTS

       111 Great Neck Road o Great Neck o New York 11021
               (516) 466-6550 o FAX (516) 466-5649



                         ACCOUNTANTS' COMPILATION REPORT


To the Board of Directors and Stockholders of Global Gold Corporation

We have compiled the accompanying balance sheet of Global Gold Corporation (a development stage company) as of March 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The interim financial statements for the prior fiscal year were not prepared as if the corporation was a development stage enterprise. Accordingly, such prior year interim statements are not included herein. For comparative purposes, the Company is including in these financial statements, its December 31, 1995 Balance Sheet and, its Statement of Changes in Stockholders' Equity and its Statement of Cash Flows, for the full year then ended. A development stage entity reports profit and loss information cumulatively, from the inception of development stage activities, which is January 1, 1995 herein. We audited the 1995 statements and a going concern opinion was rendered (as below).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, management must continue to raise significant amounts of capital in accordance with its contemplated requirements as a joint venture partner. Furthermore, as discussed in Note 8, the executive branch of the Armenian Government has not yet issued its consent of the joint venture. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



                                             /s/ Marks Shron and Company, LLP


May 10, 1996

                                                                       Exhibit A


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 Balance Sheets


                                                      ASSETS
                                                                              March 31, 1996      December 31, 1995
                                                                               (Unaudited)           (Audited)
                                                                               -----------          -----------
CURRENT ASSETS
  Cash                                                                         $    10,971          $    63,299
                                                                               -----------          -----------

NONCURRENT ASSET
  Notes receivable, net of allowance for bad
    debts of $120,000 - Note 10                                                    205,000              205,000
                                                                               -----------          -----------

OTHER ASSETS
  Organization costs                                                                 9,601                3,200
  Investment in certain mining interests - Notes 6, 8 and 9                      1,150,000            1,150,000
  Deferred costs - Note 13                                                         363,287              260,701
                                                                               -----------          -----------
                                                                                 1,522,888            1,413,901
                                                                               -----------          -----------

TOTAL ASSETS                                                                   $ 1,738,859          $ 1,682,200
                                                                               ===========          ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Officers' compensation payable - Note 11                                     $   150,000          $   100,000
  Accounts payable and accrued expenses - Note 12                                  309,214              195,614
  Notes payable - Note 14                                                          146,506              146,506
                                                                               -----------          -----------
                                                                                   605,720              442,120
                                                                               -----------          -----------

STOCKHOLDERS' EQUITY - Exhibit C
  Common stock $.001 par, 100,000,000 shares authorized
    20,980,742 shares issued and outstanding                                        20,981               20,981
  Paid-in capital - Dormant period                                               3,228,519            3,228,519
  Paid-in capital - Development stage                                            1,259,573            1,259,573
  Retained earnings - Dormant period                                            (2,907,648)          (2,907,648)
  Retained earnings - Development stage                                           (468,286)            (361,345)
                                                                               -----------          -----------
                                                                                 1,133,139            1,240,080
                                                                               -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 1,738,859          $ 1,682,200
                                                                               ===========          ===========


See the accompanying notes and Accountants' Compilation Report.

                                                                       Exhibit B

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                         Statements of Income and (Loss)


                                         January 1, 1996       January 1, 1995
                                             through         (development stage)
                                          March 31, 1996           through
                                           (Unaudited)         March 31, 1996
                                           -----------         --------------

REVENUE                                     $      --            $      --
                                            ---------            ---------


EXPENSES
  Officers compensation - Note 17              50,000              150,000
  Administrative fees                           2,400               13,343
  Legal                                        14,204               55,217
  Accounting and auditing                      11,423               41,025
  Transfer agent and securities fees            2,337               10,868
  Proxy costs                                     111               26,666
  Office expense                                  210                2,915
  Travel                                       11,594               30,679
  Rent - Note 1                                 9,000                9,000
                                            ---------            ---------
                                              101,279              339,713
                                            ---------            ---------

OPERATING (LOSS)                             (101,279)            (339,713)
                                            ---------            ---------

OTHER INCOME (EXPENSES)
  Interest and royalty income                       4                  484
  Organization costs                           (3,200)              (4,800)
  Interest expense                             (2,290)              (3,053)
  Provision for bad debts - Note 10                --             (120,000)
                                            ---------            ---------
                                               (5,486)            (127,369)
                                            ---------            ---------

(LOSS) BEFORE INCOME TAXES                   (106,765)            (467,082)

  Income taxes                                   (176)              (1,204)
                                            ---------            ---------

NET (LOSS)                                  $(106,941)           $(468,286)
                                            =========            =========

NET (LOSS) PER SHARE (Note 20)              $  (.0051)           $  (.0384)
                                            =========            =========



See the accompanying notes and Accountants' Compilation Report.

                                                                       Exhibit C


                                    Exhibit C
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                  Statements of Changes in Stockholders' Equity





                                                                                    Paid-in Capital      Retained Earnings
                                                Shares          Common Stock       (Dormant Period)      (Dormant Period)
                                                -------         ------------      -------------------   -------------------
Stockholders' equity
  December 31, 1994                            8,980,742        $    89,807           $ 3,147,693          $(2,907,648)

Net Loss Jan. 1 - Dec. 31                             --                 --                    --                   --


Adjustment re: restatement
  of par value - Note 1                               --            (80,826)               80,826                   --

Eyre acquisition - Note 6                     10,000,000             10,000               840,000                   --

Proceeds through private
offering - Note 15                             2,000,000              2,000                    --                   --
                                             -----------        -----------           -----------          -----------

Stockholders' equity
  December 31, 1995                           20,980,742        $    20,981           $ 3,228,519          $(2,907,648)
                                             ===========        ===========           ===========          ===========

Net Loss - January - March 31
  (Exhibit B)                                         --                 --                    --                   --
                                             -----------        -----------           -----------          -----------


Stockholders' Equity -
  March 31, 1996                              20,980,742        $    20,981           $ 3,228,519          $(2,907,648)
                                             ===========        ===========           ===========          ===========

                                   Retained Earnings      Paid-in Capital
                                  (Development Stage)   (Development Stage)        Total
                                ---------------------   -------------------        -----
Stockholders' equity
  December 31, 1994                 $        --            $        --           $   329,852

Net Loss Jan. 1 - Dec. 31              (361,345)                                    (361,345)


Adjustment re: restatement
  of par value - Note 1                      --                     --                    --

Eyre acquisition - Note 6                                      840,000               850,000

Proceeds through private
offering - Note 15                           --                419,573               421,573
                                    -----------            -----------           -----------

Stockholders' equity
  December 31, 1995                 $  (361,345)           $ 1,259,573           $ 1,240,080
                                    ===========            ===========           ===========

Net Loss - January - March 31
  (Exhibit B)                          (106,941)                    --              (106,941)
                                    -----------            -----------           -----------


Stockholders' Equity -
  March 31, 1996                    $  (468,286)           $ 1,259,573           $ 1,133,139
                                    ===========            ===========           ===========


See the accompanying notes and Accountants' Compilation Report.

                                    Exhibit D

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                            Statements of Cash Flows



                                                                               January 1, 1996       January 1, 1995
                                                                                   through               through
                                                                                March 31, 1996      December 31, 1995
                                                                                  (Unaudited)            (Audited)
                                                                                  -----------            ---------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES:
  Net loss                                                                         $(106,941)            $(361,345)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      (Increase) decrease in:
        Provision for bad debt included in net loss                                       --               120,000
        Organization costs                                                            (6,401)               (3,200)
      Increase (decrease) in:
        Accounts payable and accrued expenses                                        163,600               289,114
                                                                                   ---------             ---------

         Net Cash Provided by Development Stage Activities                            50,258                44,569
                                                                                   ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in certain mining interests - net of financing                               --              (153,494)
  Deferred costs - mining interests                                                 (102,586)             (260,701)
                                                                                   ---------             ---------

        Net Cash (Used) by Investing Activities                                     (102,586)             (414,195)
                                                                                   ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from private placement offering                                            --               421,573
                                                                                   ---------             ---------

        Net Cash Provided by Financing Activities                                         --               421,573
                                                                                   ---------             ---------

NET INCREASE (DECREASE) IN CASH                                                      (52,328)               51,947

CASH - beginning                                                                      63,299                11,352
                                                                                   ---------             ---------

CASH - end                                                                         $  10,971             $  63,299
                                                                                   =========             =========

SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                                                                $     990             $     324
                                                                                   =========             =========


See the accompanying notes and Accountants' Compilation Report.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996



NOTE 1:  ORGANIZATION (AS A DEVELOPMENT STAGE COMPANY) AND
         ACCOUNTING POLICIES

         The Company was incorporated in the State of Delaware and as further described hereafter, had no operating or development stage history since its inception until January 1, 1995. Accordingly, the Company has been dormant until 1995. An Australian corporation, Eyre Resources N.L. and an affiliate (hereafter Eyre) presented to management an opportunity to develop certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. These Republics, which recently won their independence, may be prone to political and economic turmoil which may result in various adverse ramifications.

         The Company changed its name during 1995 from Triad Energy Corp. to Global Gold Corporation, and as part of the plan to acquire the mining interests and raise venture capital, the Company increased the number of shares authorized to be issued from ten million to one hundred million.

         The Company has offices in New York City in premises operated by the Company's President, Mr. Drury Gallagher and is charging rent in the amount of $3,000 per month to the corporation for use of the premises, office equipment, facilities, etc. commencing January 1, 1996. The Company has not paid any employees for services, except Mr. Gallagher and Mr. Garrison (as hereafter discussed) have been earning salaries.

         During 1995, the Company formed certain-wholly owned foreign subsidiaries. Any reference in these statements to Global (the Company) may also include one, some, or all of the subsidiaries. All intercompany transactions were eliminated.

         The books and records are maintained on the accrual basis of accounting.

         As a result of ownership changes, the Company will not be able to benefit from all of its net operating loss carryforwards. (Other income tax matters - Note 18).

         Management has made any necessary interim period accounting adjustments in order for the statements not to be misleading.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996


NOTE 2:  USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date, and also the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3:  COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND
         EXCHANGE COMMISSION

         The Company was incorporated on February 21, 1980, and closed a public offering of the common stock in January 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on Nasdaq because of the theft of substantially all of the cash funds of the Company derived from the proceeds of a public offering by its then president, Samuel McNell in July, 1981. The case has long since gone through the judicial system and the McNells are no longer, officers, directors, employees or in any other fashion doing business with the company. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. The company filed its Form 10-KSB for the calendar year 1994 and its Form 10-Q for the quarters ended March 31, 1995, June 30, 1995 and September 30, 1995, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992, 1993 and 1994. There can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996


NOTE 4:  DEVELOPMENT STAGE COMPANY

         The Company never engaged in the active conduct of a trade or business, and it has not generated any revenues to date, with the exception of a negligible amount of royalty income from oil leases and interest income derived from the funds recovered and subsequently invested by the Company. The Company may encounter; problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the company's control. These include, without limitation, unanticipated problems and additional costs relating to development, production, marketing, and competition. Management must also be successful is securing, significant additional investor and/or lender financing, political risk insurance, fully executed joint venture agreements with the Republic(s), and obtaining the services of an actual mining operator (which the Company is not). The Company expects to incur operating losses for the near term future and, in any event, until such time as it derives substantial revenues from the sale of concentrates containing gold and copper, if any. Pursuant to the documents as hereafter summarized, different mining, processing, purifying, reprocessing and exploration endeavors are contemplated. Where appropriate, an endeavor will commence only after successful results of a feasibility study are rendered.


NOTE 5:  ORIGINAL CONTEMPLATED TRANSACTION WITH EYRE AND AFFILIATE

         The Company originally entered into a definitive asset purchase agreement with Eyre concerning Armenian, Georgian and Australian mining projects dated as of June 30, 1995. Under the contemplated Agreement, the Company agreed to cause the delivery to Eyre of (i) 20,000,000 shares of its Common Stock, (ii) warrants (the "Acquisition Warrants") to purchase 10,000,000 shares of Common Stock up to three years after the closing and (iii) $300,000, payable in cash and notes, and (iv) assume and discharge all liabilities of Eyre (other than certain items). The Company agreed to issue options to Autosport (Asia) Pte, LTD (an affiliate of Eyre) to acquire 2,000,000 shares of common stock.

         In exchange, Eyre agreed to sell to the Company (or its designated subsidiary or subsidiaries) (i) an undivided 20% interest in Eyre's interest in two Australian exploration licenses in a lead/zinc mining prospect known as Ediacara; (ii) all of Eyre's potential interest in the Armenian gold mining project described herein and (iii) all of Eyre's potential interest in the Georgian gold and copper mining project, described herein.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996


NOTE 6:  RESTRUCTURING AGREEMENT WITH EYRE (DATED DECEMBER 1, 1995)

         The contemplated Agreement (Note 5) closed effective as of December 1, 1995, and for reasons more fully described hereafter, a Restructuring Agreement also effective as of December 1, 1995, eliminated the acquisition of an undivided 20% interest in Eyre's interest in two Australian exploration licenses concerning an Australian lead/zinc mining prospect known as Ediacara.

         Pursuant to the December 1, 1995 Restructuring Agreement, the Company paid Eyre for the Armenian and Georgian interests as follows:

            Cash                                           $   153,494
            Note payable (Note 14)                             100,000
            Note payable (Note 14)                              46,506
                                                           -----------

                                                           $   300,000
                                                           ===========

         The Agreement also provided for the Company to cause the delivery to Eyre of ten million shares of stock, with an estimated value of $850,000, and warrants to acquire an additional four million shares (Note 16). The Autosport options were canceled. Management believes the restructuring leaves Global with an excess of 50% of its ownership to be with United States entities. The Agreement also leaves Eyre with two out of five seats on the Board of Directors.

         The Company expects the restructured ownership will qualify it to acquire political risk insurance (covering currency inconvertibility, expropriation and political violence) as well as obtain potential financing from the Overseas Private Investment Corporation (OPIC). OPIC is a U.S. government agency whose purpose is to encourage American private business investment in developing countries, newly emerging democracies, and fledgling free market economics. At the same time, OPIC's mission is to contribute substantially to the strength and growth of the U.S. economy by improving American competitiveness in the international marketplace.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996




NOTE 6:  RESTRUCTURING AGREEMENT WITH EYRE (DATED DECEMBER 1, 1995)
         (continued)

         A trust for the benefit of Kevin Parry and members of his family purportedly own approximately 35% of Eyre, which has not applied for a listing on the Australian Stock Exchange. In 1994, Mr. Parry was criminally convicted of breaching his fiduciary duties under Australian securities law while serving as a director of two corporations. In 1995, Mr. Parry was tried in a criminal action in the Australian courts for allegedly misappropriating property from an entity, and found innocent. However, management first learned of this latter action in February, 1996, and had previously, failed to disclose the action in the Company's proxy materials seeking approval of the Eyre Purchase Agreement.

         The Restructuring Agreement provides as additional consideration to Eyre a 2% overriding production royalty subject to adjustment to be applicable to the venture's revenues from the projects. The initial Armenian tailings project (Note 8) is excluded from the royalty arrangement. In the event Global undertakes any additional mineral extraction projects in the Republics of Armenia or Georgia, Eyre will receive a 1% overriding production royalty from the Company's revenues, also subject to adjustment. Pursuant to Article V of the Restructuring Agreement, Global shall pay to Eyre $8,333 per month to be applied against the royalty arrangement. The Agreement shall commence with the closing of the funding of the tailings project of the Armenian Agreement. If Eyre is required to cancel any of it warrants (Notes 5 and 16), the royalty percentages will increase pursuant to the documents.

         The Agreement provides that Eyre may submit to the Company additional projects, and that the Company shall in good faith consider acquiring such projects by issuing additional shares of common stock; provided in no event shall Eyre own or control 50% or more of the outstanding common stock of the Company.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996



NOTE 7:  PATTERSON, BELKNAP, WEBB & TYLER

         Global has retained the New York City law firm of Patterson, Belknap, Webb & Tyler (PBWT) to represent the Company in its dealings with the Armenian and Georgian Republics. PBWT has an international law practice involving commercial, non-profit and humanitarian issues and has offices in Moscow. Mr. Van Z. Krickorian (VZK), of counsel to PBWT, has been designated to conduct the negotiations with the Republics. VZK was formerly Armenia's Deputy Permanent Representative to the United Nations. PBWT has advised that a formal joint venture agreement initialed in February, 1996 requires Government approval in Armenia and is being actively considered by the Government. A decision is expected shortly.

         In connection with preparation and negotiation of the Armenian Joint Venture Agreement and associated documents, as well as corporate, tax, strategic, regulatory, financing, political risk insurance and other miscellaneous matters, PBWT shall be compensated $930,000 plus expenses ratably over the period May 1, 1995 through May 1, 1999, with minimum quarterly payments of $25,000. The retainer arrangement is predicated on the total value of the deal reaching $100,000,000 (1%), and is subject to adjustment if it falls short or exceeds that goal. In the event the contemplated financing is not consummated, PBWT will reduce its hourly charges by 50%. Management is accruing the base quarterly fee of $25,000 for financial reporting purposes herein, which is included in deferred costs.

         PBWT will represent the Company in preparation and negotiation with the Georgian Government of a revised Joint Venture Agreement and associated documents, and other related matters similar to the aforementioned Armenian retainer agreement. The contemplated Georgian fee is $600,000 for the period July 1, 1995 to July 1, 1999, and the minimum quarterly payment is $10,000. Through the balance sheet date, PBWT has only billed the Company $30,000, which is included in deferred costs. The overall fee is subject to adjustment pursuant to the retainer agreement. PBWT has advised that it has received information that the subject Georgian property is actively being offered for investment purposes to other investors. PBWT has requested from the Republic of Georgia copies of all agreements filed with regard to the entire "Madneuli" complex. Thereafter, the Company will pursue a more formal legal arrangement (Note 9).

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996



NOTE 8:  THE ARMENIAN JOINT VENTURE AGREEMENT

         On February 2, 1996, the Company and Armgold, a division of the Ministry of Industry of the Government of the Republic of Armenia, initialed a Joint Venture Agreement entitled the Armenian Gold Recovery Company. The Agreement was modified May 1, 1996. It is expected that the executive branch of the Armenian Government will provide a decree of consent (in the near future) to the Joint Venture. However, at the date of this report, no such decree has been issued. VZK has advised that the decree is not legally required for the joint venture to be registered, but is highly desirable. The Armenian Government will determine whether the legislative branch needs to be a party to the decree in order for it to be issued.

         Management has obtained "unofficial" estimates through Eyre and engineers, of tonnage, ore grade, and ore recovery rates. Management believes that a significant amount of gold has not been mined by the Armenian Government because of inadequate capital and technologies at their disposal. After engineering assessments are officially completed, and if they prove successful, the Company as a joint venture partner, will be required to provide the capital and technologies in accordance with the Agreement.

         The Venture may at times be required to obtain various approvals, licenses, permits, etc., on a timely basis. Failure to obtain such from the Government could materially and adversely affect the Company. Pursuant to the May 1, 1996 Agreement, Armenia, in general, has agreed to have the cost of the approval process be borne against their share of the joint venture's profits.

         The Venture is divided into three stages (projects). The Agreement contemplates that successive stages of the project will be commenced in earnest after prior stages are running successfully. At each site, the Agreement calls for the Armenian Government to transfer to the Venture free and clear title in the mining rights. The Company will be required to provide administration, training, management, feasibility studies, technology and business plans, as appropriate.

         The initial stage calls for processing of tailings at Ararat. After completion of feasibility studies and Government approval, the Company will within one year be required to provide at least 9.5 million dollars for the purpose of purchasing tailings processing equipment and providing working capital to the project.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996




NOTE 8:  THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

         Thereafter, feasibility studies for a gold mining and tailing operations at the Zod site will commence. Management believes capacities at Zod will be significant. Mining at a third site, Meghradzor, will commence once Zod is operational. Pursuant to the joint venture agreement, preliminary feasibility studies and planning are scheduled to commence at the Zod and Megharadzar sites, one month and six months respectively, after the Armenian Government issues its decree of approval of the Joint Venture.

         The Company itself is not a mining operator. Accordingly, it will seek to employ the services of a professional mining operator. The Company may issue stock to the mining Company. In addition, Global will seek out adequate financing and political risk insurance.

         The Agreement does not specify exactly how profits are to be calculated. Presently, it is not contemplated that the Armenian Government will be assigned a value for their contribution of the mine properties and rights to the venture. VZK has advised that profit computations are still to be resolved. International or other accounting standards have not been adapted in the joint venture agreement. For the Ararat tailings project, once profits are determined, they shall be split 50/50 so long as the Percentage of Recovery of Metals Per Gram Per Ton is 70% or more. Based upon a sliding scale, Global's profit share will increase to 66.67% if the recovery rate declines to 50% or less. Pursuant to the work carried out on a number of tailings samples by a research laboratory, on April 23, 1996 a consulting engineer has preliminarily suggested a separation process that he believes will economically yield a 50% recovery rate. The Company has reviewed the Armenian's production records, and believes that 12 million tons are a fair approximation of the tailings piles. Management intends to have the piles surveyed shortly. The preliminary recommendations are being reviewed by the Joint Venture.

         Armenia has permitted a tax holiday for the contemplated venture as follows: for the first two years there shall be a complete exemption from profits tax. For the third through the tenth year, only 50% of the taxable income shall be taxable.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996




NOTE 9:  THE GEORGIAN AGREEMENT (Not filed)

         The Company also acquired from Eyre, rights under a Foundation Agreement dated April 22, 1995 (including a Charter for a Joint Venture Company) with R.C.P.A. "Madneuli", a Georgian state enterprise, in connection with carrying out certain mining of the Madneuli deposit. The Company has been advised that the application for the license required to be filed with the Georgian government has not been filed, and it has no definitive agreement granting it fixed rights to mining production or processing in Georgia. The Company intends to commence discussions with the Government concerning the above, but has not yet done so.

         The current Agreement calls for each partner to advance capital in a 50/50 ratio (Georgia apparently is not contemplating transferring title of mining rights to the venture). Neither international nor any other body of accounting standards have been adapted in the joint venture agreement. Cash flow initially is to be distributed as follows:

              RCPA Madneuli                   9.75%
              Eyre (now the Company)          9.75%
              Panquest                         .25%* (Georgian resource broker)
              Sinking Fund                     .25%* (Georgia)
              Capital Repayments             80.00%

         *After recovery of capital costs, these percentages are to increase to 2.5%.

         The Agreement calls for the Board of the Joint Venture to annually decide upon the amount of profit distributions.

         The Joint Venture shall not be required to pay Georgian income tax on the profits obtained within the first two years after all capital and capital costs have been repaid. In the following two years, taxation shall be at 50% of the normal rate. Thereafter, the Venture may apply to the Ministry of Finance for additional taxation privileges. Reinvested capital will be exempt from taxation.

         The Venture may at times be required to obtain various approvals, licenses, permits, etc., on a timely basis. Failure to obtain such from the Government could materially and adversely affect the Company.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996




NOTE 10: NOTES RECEIVABLE

         The Company holds notes receivable (purchased in prior years), as follows:

            Amount              Interest Rate                       Debtor
            ------              -------------       ------------------------------------------------
             300,000             Prime + 2%         Jet-Line Environmental Services, Inc. (Jet-Line)
              25,000                (1)             Envirotherm, Heating and Cooling Systems, Inc.
                                                    (Envirotherm)
            (120,000)*
            $205,000

         The Jet-Line note as more fully described in the documents, is convertible into 15% of Jet Line's common stock, or 20% of Jet-Line's common stock if the Company agrees to waive all accrued interest owing it on the note. The note is due April 21, 1996, and Jet-Line has informed the Company that it will be unable to make payment. The note is secured by U.C.C.'s on certain equipment. Jet-Line has recently suffered recurring operating losses and management has accordingly not accrued interest on the Note. Jet-Line does own certain valuable assets.

         Envirotherm is engaged in manufacturing and selling geothermal heating and cooling units, and other products. The Company began shipment of the products in July, 1995, and is currently experiencing operating losses. Mr. Gallagher, President of the Company, owns 4% of the common stock of Envirotherm. The note is in default and the parties are attempting to renegotiate the terms.

         (1) No interest rate is stated. The Note increases incrementally if it is not paid timely.

         *Allowance for Doubtful Accounts (general reserve)

NOTE 11: OFFICERS' COMPENSATION PAYABLE

         Officers' compensation payable consists of the following:

            Drury Gallagher, President                         $   75,000
            Robert Garrison, Vice President                        75,000
                                                               ----------
                                                               $  150,000
                                                               ==========

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996




NOTE 12: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses include the following:

            Legal - General Counsel                                  $ 50,217
            Legal - Patterson, Belknap, Webb & Tyler                  170,940
            Audit and accounting                                       27,500
            Other Miscellaneous                                        60,557
                                                                     --------

                                                                     $309,214
                                                                     ========


NOTE 13: DEFERRED COSTS

         Deferred costs include the following:

            Legal - Patterson, Belknap, Webb & Tyler (Note 7)        $240,050
            Legal - General Counsel                                    71,737
            Engineering                                                24,249
            Research and Analysis                                      17,251
            Overseas travel                                            10,000
                                                                     --------

                                                                     $363,287
                                                                     ========


NOTE 14: NOTES PAYABLE

         On December 1, 1995, the Company closed the Eyre agreement to purchase certain mining rights (Note 6). Pursuant to the agreement, the Company issued two $100,000 promissory notes.

         The first note bears interest at 6.36% per annum, and is payable contingent upon the Company obtaining financing of at least $2,000,000, whether from equity, debt or a combination of both. After this condition is met, the note is due within 10 business days.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996



NOTE 14: NOTES PAYABLE (continued)

         The second, with interest at 5.65% per annum, is payable in full no later than September 30, 1996. An extension on this note had been granted with the proviso that the Company will promptly prepay the note if funds become available. As of the balance sheet date, the Company reduced the outstanding principal to $46,506.

         The stated value of the notes is their fair value.


NOTE 15: CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM

         Pursuant to a Private Placement Offering dated May 17, 1995, as amended, the Company issued $500,000 of 10% convertible senior notes due September 30, 1996. Expenses in connection with the offering were $78,427.

         Each $1,000 convertible note entitled the holder to 4000 shares of common stock, and warrants to purchase 8000 shares of common stock at an exercise price of $.50 per share at any time before September 30, 1996. The expiration date was subsequently extended to December 31, 1996.

         In accordance with the Offering, interest was not payable on the notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of convertible notes were exchanged for 2,000,000 shares of common stock.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996


NOTE 16: WARRANTS OUTSTANDING

         The Company had warrants outstanding as follows:

                                          # Shares Right        Price/Share         Expiration
               Warrant Holder(s)            to Purchase       Exercisable at            Date
               -----------------            -----------       --------------            ----
            Eyre and affiliate (1)             4,000,000            .50              11/30/98
            Stockholders through
              Note Conversion                  4,000,000            .50              09/30/97
            Other                                 40,000            .50              11/30/98
                                               ---------
                                               8,040,000
                                               =========

            (1) Eyre and affiliate are restricted from exercising warrants to the extent that they will gain voting control of the Company.


NOTE 17: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         Management presently consists of Mr. Drury Gallagher and Mr. Robert Garrison. Mr. Gallagher has been President of the Company and a stockholder since 1981. Mr. Garrison was hired to oversee mining and related financing activities.

         Mr. Gallagher and Mr. Garrison entered into employment agreements with the Company effective July 1, 1995. Each is entitled to receive a base salary of $100,000 per year for 50% of their time for a three year term. In the case of Mr. Garrison, such amount was increased to $100,000 from $85,000 under an amendment to such an agreement dated April 12, 1996. The Agreements call for automatic annual increases as defined. The Board may award bonuses up to 50% of base compensation.

         The compensation package also provides for the following in accordance with the Company's 1995 Option Plan;

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996

                             INCENTIVE STOCK OPTIONS

                                          Option                        Exercise          Exercisable        Expiration
                                             #          Shares      Price Per Share       On or After           Date
                                          ------        ------      ---------------       -----------           ----

    Drury Gallagher                         1          450,000             .22              7/21/95           7/20/00
                                            1          550,000             .22              1/21/96           7/20/00
                                            2           81,250             .22              1/21/96           7/20/00
                                            2           81,250             .22              7/21/96           7/20/00
                                            2           81,250             .22              1/21/97           7/20/00
                                            2           81,250             .22              7/21/97           7/20/00
                                            2           81,250             .22              1/21/98           7/20/00
                                            2           81,250             .22              7/21/98           7/20/00
                                            3           12,500             .22                 *              7/20/00
                                                     ---------
                                                     1,500,000
                                                     =========

     *Exercisable ratably for six six-month periods, on the same dates corresponding to option 2. This option shall be canceled if any stock appreciation rights are exercised.

    Robert Garrison                         1         195,000              .20              7/21/95           7/20/05
                                            1          48,750              .20              1/21/96           7/20/05
                                            1          48,750              .20              7/21/96           7/20/05
                                            1          48,750              .20              1/21/97           7/20/05
                                            1          48,750              .20              7/21/97           7/20/05
                                            1          48,750              .20              1/21/98           7/20/05
                                            1          48,750              .20              7/21/98           7/20/05
                                            2          12,500              .20                **              7/20/01
                                                    ---------
                                                      500,000
                                                     =========

    **Exercisable ratably for six six-month periods, on the same dates corresponding to option 1. This option shall be canceled if any stock appreciation rights are exercised.


                            STOCK APPRECIATION RIGHTS

         Mr. Gallagher and Mr. Garrison each hold rights for 500,000 units of Common Stock which were granted at .20 per share and are each entitled to shares based upon increased appreciation of such units at the formula price under certain circumstances:

                                                           Percentage of units
                  If the company's market                which are utilizable to
                 capitalization is between                   acquire shares
                 -------------------------                   --------------

                  $100,000,000 to 199,999,999                  50.00%

                  $200,000,000 to 299,999,999                  66.67%

                  $300,000,000 or more                         75.00%

         Mr. Gallagher and Mr. Garrison may each potentially acquire up to 375,000 shares of the Company's common stock if they have not already exercised their rights while the market capitalization was below $300,000,000.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                                 March 31, 1996



NOTE 18: NON-UNITED STATES WHOLLY OWNED SUBSIDIARIES/INCOME TAX MATTERS

         On November 29, 1995, the Company formed Global Gold Armenia Limited and Global Gold Georgia Limited, which were respectively assigned the Armenian and Georgian mining rights from Eyre at the closing on December 1, 1995 (Note 6). The two subsidiaries are Cayman Island entities which were granted a twenty year tax exemption from any law of that jurisdiction which hereafter imposes any tax to be levied on profits, income, gains or appreciation, commencing December 19, 1995.

         The off shore companies were formed in part, as a result of the concerns of Eyre, the previous Australian owner of the mining rights, and presently a substantial non-controlling stockholder group of the Company, that they not be exposed to two layers of corporate taxation, United States and Australia. The Restructuring Agreement (Note 6) which is effective as of December 1, 1995, was not fully executed by Eyre until April 15, 1996. The Company will obtain a tax opinion on the transaction, which will also seek to give greater comfort to current and future U.S. and non-U.S. shareholders, that the structure will in fact satisfy realistic income tax goals of all concerned parties. Inasmuch as management valued the shares of stock distributed to Eyre in exchange for acquiring the aforementioned mining interests at $.085 per share (such interests, described herein, were not substantially perfected at the time of the transaction), it is management's position that even if the Internal Revenue Service deemed the transaction to be a taxable event, there would nevertheless be insignificant income tax consequences. However, there can be no such assurance. Furthermore, the Company will determine that the structure will not in any way be a deterrent from obtaining future financing or political risk insurance. Management will consider future structural changes to the extent they would serve as a remedy, if necessary.


NOTE 19: NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents have not been included since the effect would be antidilutive.

                             GLOBAL GOLD CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


GENERAL

     The Company is presently engaged in the development of a gold mining project in Armenia, and a gold and copper mining project in Georgia (both of which countries are members of Commonwealth of Independent States). The Company is currently in the pre-development stage and has not received any revenues from mining activities.

     During the quarter ended March 31, 1996, the Company restructured the Asset Purchase Agreement between it and Eyre Resources N.L. dated as of June 30, 1995 (the "Asset Purchase Agreement"), effective as of December 1, 1995, which was the closing date of the transaction contemplated thereunder, for the purchase of assets relating to the various mining projects described above.

     During the quarter ended March 31, 1996, the Company initialled the Armenian Joint Venture Agreement (the "Armenian Agreement"), with the Ministry of Industry of the Republic of Armenia setting forth the parties' intent to conclude a joint venture to invest in and develop Armenia's gold mining and processing industries and the proposed timetable for providing definitive documentation with respect to the implementation thereof.

     On May 1, 1996, the Company, the Ministry of Industry of Armenia and Armgold, the Armenian state gold enterprise, executed and delivered the Armenian Joint Venture Agreement. The Armenian Agreement provides for the formation of the Armenian Gold Recovery Company which will construct, operate and market the gold production and provide capital and financing in a multistage development of the Armenian gold industry. The development will begin with Stage 1 which will involve the processing of an estimated 12 million tonnes of tailings from the Ararat processing plant averaging 1 gram of gold per tonne (based on the Company's preliminary analysis of such tailings, although no independent feasibility study has yet been completed) (the "Tailings Project") and the completion of a comprehensive feasibility study and business plans for the development of the Zod mine. Based on business plans to be approved by all parties, Stage 2 will consist of engineering and building a gold processing plant at the Zod mine. Stage 3 will consist of engineering and building a gold processing plant at the Meghradzor mine.

     Since the Government of Armenia is not a party to the Armenian Joint Venture Agreement, the Company requested that the Government issue an executive decree confirming the right of the joint venture to export gold and the power of the Ministry of Industry of Armenia and Armgold to make the undertakings set forth in the Armenian Joint Venture Agreement, including, without limitation, that such Armenian parties have good title and unencumbered ownership of all property to be transferred to such joint venture and the power to enter into the Armenian Agreement. The Armenian Government will determine whether legislative approval is needed in order to give its proposed decree the force of law. After such decree is issued, the Company will have three weeks within which to post a $250,000 bond insuring that it orders at least $5,000,000 of equipment related to Stage 1 of the project. Pursuant to such Agreement, the Ministry of Industry and Armgold are responsible for obtaining all further permits or decrees needed in connection with the project.

     While the Company expects to be able to post such bond, there can be no assurance of such result. Moreover, while the parties anticipate that the Government of Armenia will issue the decree in question, there can be no assurance of such result.

     As of March 31, 1996, the Company was attempting to negotiate a short-term extension of the convertible promissory note in the principal amount of $300,000 issued by Jet-Line Environmental Services, Inc. to the Company ( the "Jet-Line Note"). On May 13, 1996, the Company and Jet-Line executed and delivered an agreement with respect to the Jet-Line Note under which

          (a) the parties extended the maturity of the Jet-Line Note until December 31, 1996, including all unpaid accrued interest, except for the interim interest payments described in (b) below;

          (b) Jet-Line agreed to pay $2,000 a month in interest commencing with June, 1996 through December, 1996 and, in addition, make an additional interest payment equal to 5% of its earnings before income taxes and without regard to depreciation and amortization, up to a ceiling amount of $7,500 per month, each month during the above seven-month period;

          (c) the parties recognized that the Jet-Line Note is convertible in whole or in part at any time, unconditionally into 20% of common stock of Jet-Line issued and outstanding after such conversion;

          (d) Global would have the right to convert the Jet-Line Note into an additional five percent of the issued and outstanding common stock of Jet-Line outstanding after its conversion (thereby bringing its interest to 25% of such stock) upon the payment of $37,500 (instead of $75,000) at the time of such exercise; and

          (e) Global also obtained the right to convert the Jet-Line Note into an additional five percent of the Jet-Line common stock issued and outstanding after such conversion (thereby potentially bringing its interest to 30% of such stock) upon the payment of an additional $100,000 in cash at the time of such exercise.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995

     Revenues: During the three months ended March 31, 1996 the Company's interest and royalty income was $4, which represented a decrease from the interest and royalty interest of $56 for the same period last year, since more of the Company's assets were invested on a non-currently interest-paying basis.

     Administrative Expenses: The Company's administrative expenses for the three months ended March 31, 1996 were $106,941, which represented an increase from the amount of $8,149 paid in same period last year. Such increase was attributable to the Company's payment of legal and accounting fees and expenses in connection with its retention of counsel to regularize the Company's corporate affairs, to implement the Company's transaction with Eyre Resources N.L. pursuant to the Asset Purchase Agreement and to file the Company's 10-KSB for the period ended December 31, 1995.

Liquidity And Capital Resources

     As at March 31, 1996, the Company's had total assets of $1,738,859, of which $10,791 consisted of cash or cash equivalents.

     The Company's plan of operation for calendar year 1996 is

     (a) To obtain the execution and delivery by the Ministry of Industry of the Government of Armenia of the Armenian Joint Venture Agreement initialled by the Company with respect to the Tailings Project;

     (b) To raise up to $12,000,000 to implement the financing of the Tailings Project in a combination of equity and debt;

     (c) To earn the right to mine production and process gold at the Zod mine in Armenia in accordance with the terms of the Armenian Joint Venture Agreement and, in preparation therefor, to complete the financing of the Tailings Project and to commence an engineering feasibility study on the Zod mine;

     (d) To collect payments of accrued interest and principal on and/or restructure the $300,000 convertible note issued by Jet-Line to the Company; and

     (e) To commence the public trading of the Company's Common Stock.

     As of March 31, 1996, the Company had liquid assets consisting of cash of approximately $10,000. The Company's cash requirement in 1996 in order to meet its contractual obligations under the Tailings Project is $9,500,000 and its cash requirement in 1996 to meet its obligations with respect to the Zod mining project is between $500,000 and $1,000,000. Thus, without additional financing as described herein, the Company would be unable to meet its obligations under the Armenian Joint Venture Agreement or meet its monthly administrative expenses which average approximately $10,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. However, the Company expects to receive additional financing in 1996 from several sources and on terms acceptable to it. The Company is listing below its contemplated financing sources:

          (i) Pursuant to the Offering of $500,000 principal amount of the Convertible

Notes of the Company pursuant to the private placement transaction which the Company closed in 1995, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock at an exercise price of $0.50 per share. If the Warrants were exercised in full, the Company would receive $2,000,000 in gross proceeds. While the Company does not know with certainty whether the Warrants will be exercised, it does anticipate that a substantial amount thereof will be exercised, although there can be no assurance of such result.

          (ii) The Company has had discussions with several parties interested in investing directly or indirectly in the Tailings Project to be undertaken by the Company. The Company intends to conduct additional discussions with such parties and others, but there can be no assurance of the outcome thereof.

          (iii) In addition to the above sources, the Company has had discussions with various other financial and institutional sources with respect to the financing of the Tailings Project and the Zod mining project. These discussions have only been preliminary in nature.

     Nevertheless, there can be no assurance that any one or more of the financings listed above will be consummated, or, if so, on terms acceptable to the Company. In the event that no contemplated financing is consummated, the Company does not have sufficient financial resources, in management's opinion, to meet its obligations as of June 30, 1996. Accordingly, Mr. Gallagher, the President of the Company, has agreed to loan the Company such additional funds as are needed for the Company's continued administrative needs, on an unsecured basis, at 10% simple interest per annum payable on or before December 31, 1996 or earlier out of the proceeds of any financing by the Company of $2,000,000 or more. Pursuant to such agreement, Mr. Gallagher loaned the Company an aggregate of $30,000 between April 1, 1996 and the date hereof, which is evidenced by a note.

     The Company does not intend to engage in any project research and development during 1996 and does not expect to purchase or sell any plant or significant equipment, except as contemplated in connection with the Tailings Project and as additionally provided in the Armenian Joint Venture Agreement.

     The Company does not expect to hire any additional full-time employee in 1996.

                                     PART II



     ITEM 1.   LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

     ITEM 2.   CHANGES IN SECURITIES

     Not applicable.

     ITEM 3.   DEFAULT UPON SENIOR SECURITIES

     Not applicable.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     ITEM 5.   OTHER INFORMATION

     Not applicable.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     1. (a) The following documents are filed as part of this report: Financial Statement of the Company (unaudited), including report of independent certified public accountants, Balance Sheet, Statement of Income, Statement of Stockholders Equity, Statement of Cash Flow and Notes to Financial Statement as at and for the period ended March 31, 1996.

        (b) The Exhibits which are listed on the Exhibit Index attached hereto:
Not applicable.

     2. No reports on Form 8-K were filed by the registrant during the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GLOBAL GOLD CORPORATION



Dated:   May 14, 1996                      By:/s/ Drury J. Gallagher
                                              Drury J. Gallagher, President
                                              and Treasurer (Principal Executive
                                              and Financial Officer)