Form 10QSB
period 1996-06-30
GLOBAL GOLD CORP
filed 1996-08-14
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1996

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ________________ to _________________

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|. Not applicable

     As of July 31, 1996 there were 22,980,742 shares of the registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statement:
        Accountants' Compilation Report                                        4

        Balance Sheet - June 30, 1996 and December 31, 1995 ...............    5

        Statements of Income and (Loss)
        April 1, 1996 through June 30, 1996
        January 1, 1996 through June 30, 1996
        January 1, 1995 through June 30, 1996 (development stage) .........    6

        Statement of Changes in Stockholders' Equity ......................    7
        January 1, 1995 -  June 30, 1996

        Statement of Cash Flow for the six months
        ended June 30, 1996 and the period January 1, 1995
        through June 30, 1996 (development stage) .........................    8

        Notes to Financial Statements .....................................    9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation ..........................................   26

                                   GLOBAL GOLD CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                              CONSOLIDATED FINANCIAL STATEMENTS

                                      TABLE OF CONTENTS

                                        JUNE 30, 1996


                                                                                  PAGE
                                                                         -----------------------

                      Accountants' Compilation Report                              1
     EXHIBIT
- -------------------

        A             Balance Sheets - June 30, 1996 and December
                       31, 1995                                                    2

        B             Statements of Income and (Loss) - For the period
                       April 1, 1996 through June 30, 1996,
                       January 1, 1996 through June 30, 1996 and for
                       the development stage period January 1, 1995
                       through June 30, 1996                                       3

        C             Statements of Changes in Stockholders' Equity -
                       For the period January 1, 1996 through
                       June 30, 1996 and for the year January 1, 1995
                       through December 31, 1995                                   4

        D             Statements of Cash Flows - For the period
                       January 1, 1996 through June 30, 1996 and for
                       the year January 1, 1995 through December 31,
                       1995                                                        5

                      Notes to Financial Statements                               6-22

                               ACCOUNTANTS' COMPILATION REPORT

To the Board of Directors and Stockholders of Global Gold Corporation

We have compiled the accompanying balance sheet of Global Gold Corporation (a development stage company) as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the quarter then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

The interim financial statements for the prior fiscal year were not prepared as if the corporation was a development stage enterprise. Accordingly, such prior year interim statements are not included herein. For comparative purposes, the Company is including in these financial statements, its December 31, 1995 Balance Sheet and, its Statement of Changes in Stockholders' Equity and its Statement of Cash Flows, for the full year then ended. A development stage entity reports profit and loss information cumulatively, from the inception of development stage activities, which is January 1, 1995 herein. We audited the 1995 statements and a going concern opinion was rendered.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 4, 8 and 9 to the financial statements, management must continue to raise significant amounts of capital in accordance with its contemplated requirements as a joint venture partner. Management is currently vigorously seeking to raise investment capital. This matter raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                             /s/ Marks Shron and Company

                                                                    Page 5
                                                                 Exhibit A

                                   GLOBAL GOLD CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                              CONSOLIDATED FINANCIAL STATEMENTS

                                        BALANCE SHEETS

                                            ASSETS
                                                              JUNE 30, 1996   DECEMBER 31, 1995
                                                                (UNAUDITED)         (AUDITED)
                                                             --------------     -----------
CURRENT ASSETS
  Cash                                                       $          606     $    63,299
                                                             --------------     -----------

NONCURRENT ASSET
  Notes receivable, net of allowance for bad
   debts of $120,000 - Note 11                                     205,000          205,000
                                                              ------------       ----------

OTHER ASSETS
  Organization costs                                                 9,601            3,200
  Investment in certain mining interests - Notes 6, 8 and        1,150,000        1,150,000
10
  Deferred costs - Note 14                                         465,621          260,701
                                                               -----------      -----------
                                                                 1,625,222        1,413,901

TOTAL ASSETS                                                    $1,830,828       $1,682,200
                                                                ==========       ==========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Officers' compensation payable - Note 12                      $  200,000      $   100,000
  Accounts payable and accrued expenses - Note 13                  423,704          195,614
  Notes payable - seller - Note 15                                 146,506          146,506
  Notes payable - officer - Note 15                                 42,500                   -
                                                                ----------    ----------------
                                                                   812,710          442,120
                                                                ----------      -----------

STOCKHOLDERS' EQUITY - Exhibit C
  Common stock $.001 par, 100,000,000 shares authorized
   22,980,742 shares issued and outstanding - Note 9                20,981           20,981
  Paid-in capital - Dormant period                               3,228,519        3,228,519
  Paid-in capital - Development stage                            1,259,573        1,259,573
  Retained earnings - Dormant period                            (2,907,648)      (2,907,648)
  Retained earnings - Development stage                           (583,307)        (361,345)
                                                              -------------     ------------
                                                                 1,018,118        1,240,080

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $1,830,828       $1,682,200
                                                                ==========       ==========

See the accompanying notes and Accountants' Compilation Report.

                                                                        Page 6
                                                                     Exhibit B

                                   GLOBAL GOLD CORPORATION
                                (A DEVELOPMENT STAGE COMPANY)

                              CONSOLIDATED FINANCIAL STATEMENTS

                               STATEMENTS OF INCOME AND (LOSS)

                                                                                           JANUARY 1, 1996
                                                    APRIL 1, 1996      JANUARY 1, 1996      (DEVELOPMENT
                                                       THROUGH             THROUGH             STAGE)
                                                    JUNE 30, 1996       JUNE 30, 1996          THROUGH
                                                      (UNAUDITED)         (UNAUDITED)       JUNE 30, 1996
                                                 ---------------      --------------      ---------------

REVENUE                                          $             -      $            -      $
                                                 ---------------      --------------      ---------------

EXPENSES
  Officers compensation - Note 18                         50,000             100,000             200,000
  Administrative fees                                      3,015               5,415              16,358
  Legal                                                   33,017              47,221              88,233
  Accounting and auditing                                  3,750              15,173              44,775
  Transfer agent and securities fees                          23               2,360              10,891
  Proxy costs                                                 80                 191              26,746
  Office expense                                           2,517               2,727               5,432
  Travel                                                   9,168              20,762              39,848
  Rent - Note 1                                            9,000              18,000              18,000
  Business promotions                                      1,589               1,589               1,589
                                                  --------------       -------------        ------------
                                                         112,159             213,438             451,872
                                                  --------------       -------------        ------------

OPERATING (LOSS)                                        (112,159)           (213,438)           (451,872)
                                                  --------------       -------------        ------------

OTHER INCOME (EXPENSES)
  Interest and royalty income                                  -                   4                 484
  Organization costs                                           -              (3,200)             (4,800)
  Interest expense                                        (2,862)             (5,152)             (5,915)
  Provision for bad debts - Note 11                            -                   -            (120,000)
                                                 ---------------      ---------------       -------------
                                                          (2,862)             (8,348)           (130,231)
                                                 ---------------      ---------------       -------------

(LOSS) BEFORE INCOME TAXES                              (115,021)           (221,786)           (582,103)

  Income taxes                                                 -                (176)            (1,204)
                                                 ---------------      ---------------     ---------------

NET (LOSS)                                       $      (115,021)        $  (221,962)        $  (583,307)
                                                 ================        ============        ============

NET (LOSS) PER SHARE (Note 20)                   $        (.0055)      $     (.0106)       $     (.0428)
                                                 ================      =============       =============

See the accompanying notes and Accountants' Compilation Report.

                                                                         Page 7
                                                                      Exhibit C

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         Paid-in Capital   Retained Earnings   Retained Earnings
                             Shares        Common Stock  (Dormant Period)  (Dormant Period)  (Development Stage)
                             ------       -------------- ----------------  ---------------   -------------------
Stockholders' equity
  December 31, 1994        8,980,742     $    89,807      $   3,147,693     $ (2,907,648)   $           -

Net Loss Jan. 1 - Dec.  31                         -                  -                          (361,345)


Adjustment re: restatement   (80,826)         80,826                  -                -                -
  of par value - Note 1

Eyre acquisition -        10,000,000          10,000
Note 6

Proceeds through private
offering - Note 16         2,000,000           2,000                 -                -                -

Stockholders' equity
  December 31, 1995       20,980,742     $    20,981      $   3,228,519     $ (2,907,648)   $      (361,345)
                         ===========     ===========      =============     ============    ================

Net Loss - January 1, -
  June 30, (Exhibit B)             -               -               -                 -             (221,962)

Stockholders' Equity -
  June 30, 1996           20,980,742     $    20,981      $   3,228,519     $ (2,907,648)   $      (583,307)
                         ===========     ===========      =============     ============    ================



                          Paid-in Capital
                          (Development Stage)     Total
                          ------------------   ----------
Stockholders' equity
  December 31, 1994       $            -      $   329,852

Net Loss Jan. 1 - Dec.  31                       (361,345)


Adjustment re: restatement             -
  of par value - Note 1

Eyre acquisition -               840,000          850,000
Note 6

Proceeds through private
offering - Note 16               419,573          421,573

Stockholders' equity
  December 31, 1995       $    1,259,573      $ 1,240,080
                          ==============      ===========

Net Loss - January 1, -
  June 30, (Exhibit B)                 -         (221,962)

Stockholders' Equity -
  June 30, 1996           $    1,259,573      $ 1,018,118
                          ==============      ===========

See the accompanying notes and Accountants' Compilation Report.

                                                                          Page 8
                                                                       Exhibit D

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                            STATEMENTS OF CASH FLOWS

                                                                  JANUARY 1, 1996    JANUARY 1, 1995
                                                                    THROUGH            THROUGH
                                                               DECEMBER 31, 1995  JUNE 30, 1996
                                                                  (AUDITED)         (UNAUDITED)
                                                                  ---------         -----------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES:
  Net loss                                                        $  (221,962)   $   (361,345)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     (Increase) decrease in:
      Provision for bad debt included in net loss                           -         120,000
      Organization costs                                               (6,401)         (3,200)
     Increase (decrease) in:
      Accounts payable and accrued expenses                           328,090         289,114
                                                                  -----------     -----------

        Net Cash Provided by Development Stage Activities              99,727          44,569
                                                                  -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in certain mining interests - net of financing                 -        (153,494)
  Deferred costs - mining interests                                  (204,920)       (260,701)
                                                                  ------------    ------------

      Net Cash (Used) by Investing Activities                        (204,920)       (414,195)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from private placement offering                              -         421,573
  Note payable - officer                                               42,500               -
                                                                 ------------    ----------------

      Net Cash Provided by Financing Activities                        42,500         421,573
                                                                 ------------      ----------

NET INCREASE (DECREASE) IN CASH                                       (62,693)         51,947

CASH - beginning                                                       63,299          11,352
                                                                  -----------     -----------

CASH - end                                                       $        606      $   63,299
                                                                 ============      ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                                              $        990    $        324
                                                                 ============    ============

See the accompanying notes and Accountants' Compilation Report.

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996



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

          As a result of ownership changes, the Company will not be able to benefit from all of its net operating loss carryforwards. (Other income tax matters - Note 19).

          Management has made any necessary interim period accounting adjustments in order for the statements not to be misleading.

                                                                      Page 10
                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


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


NOTE 3:   COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND EXCHANGE
          COMMISSION

          The Company was incorporated on February 21, 1980, and closed a public offering of the common stock in January 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on Nasdaq because of the theft of substantially all of the cash funds of the Company derived from the proceeds of a public offering by its then president, Samuel McNell in July, 1981. The case has long since gone through the judicial system and the McNells are no longer, officers, directors, employees or in any other fashion doing business with the company. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. The company filed its Form 10-KSB for the calendar year 1994 and 1995, its Form 10-Q for all quarters in 1995 and thereafter, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992 -1995. There can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.

                                                                      Page 11
                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


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

                                  JUNE 30, 1996

NOTE 6:   RESTRUCTURING AGREEMENT WITH EYRE (DATED DECEMBER 1, 1995)

          The contemplated Agreement (Note 5) closed effective as of December 1, 1995, and pursuant to a Restructuring Agreement also effective as of December 1, 1995, the acquisition of an undivided 20% interest in Eyre's interest in two Australian exploration licenses concerning an Australian lead/zinc mining prospect known as Ediacara were eliminated.

          Pursuant to the December 1, 1995 Restructuring Agreement, the
          Company paid Eyre for the Armenian and Georgian interests as follows:

           Cash                                $   153,494
           Note payable (Note 14)                  100,000
           Note payable (Note 14)                   46,506
                                              ------------

                                               $   300,000

          The Agreement also provided for the Company to cause the delivery to Eyre of ten million shares of stock, with an estimated value of $850,000, and warrants to acquire an additional four million shares (Note 17). The Autosport options were canceled. The Agreement also leaves Eyre with two out of five seats on the Board of Directors.

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

                                                                         Page 13
                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 6:   RESTRUCTURING AGREEMENT WITH EYRE (DATED DECEMBER 1, 1995)
          (continued)

          The Restructuring Agreement provides as additional consideration to Eyre a 2% overriding production royalty subject to adjustment in the event the ownership of the Company were to become less than 50% United States residents. If such were about to occur, Eyre would have the right to sell warrants to purchase the company's common stock to U.S. residents, and, if that did not occur as prescribed, Eyre would surrender certain of their warrants in return for an increased royalty potentially totalling another 1%. The initial Armenian tailings project (Note 8) is excluded from the royalty arrangement. In the event Global undertakes any additional mineral extraction projects in the Republics of Armenia or Georgia, Eyre will receive a 1% overriding production royalty from the Company's revenues, also subject to a similar adjustment which may total up to another 1/2%. Pursuant to
          Article V of the Restructuring Agreement, Global shall pay to Eyre $8,333 per month to be applied against the royalty arrangement. The Agreement shall commence with the closing of the funding of the tailings project of the Armenian Agreement.

          The Agreement provides that Eyre may submit to the Company additional projects, and that the Company shall in good faith consider acquiring such projects by issuing additional shares of common stock; provided in no event shall Eyre own or control 50% or more of the outstanding common stock of the Company.

          A trust for the benefit of Kevin Parry and members of his family purportedly own approximately 35% of Eyre, which has not applied for a listing on the Australian Stock Exchange. In 1994, Mr. Parry was criminally convicted of breaching his fiduciary duties under Australian securities law while serving as a director of two corporations. In 1995, Mr. Parry was tried in a criminal action in the Australian courts for allegedly misappropriating property from an entity, and found innocent. However, management first learned of this latter action in February, 1996, and had previously failed to disclose the action in the Company's proxy materials seeking approval of the Eyre Purchase Agreement.

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996



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

          PBWT will represent the Company in preparation and negotiation with the Georgian Government of a revised Joint Venture Agreement and associated documents, and other related matters similar to the aforementioned Armenian retainer agreement. The contemplated Georgian fee is $600,000 for the period July 1, 1995 to July 1, 1999, and the minimum quarterly payment is $10,000. Through the balance sheet date, PBWT has only billed the Company $40,000, which is included in deferred costs. The overall fee is subject to adjustment pursuant to the retainer agreement. PBWT has advised that it has received information that the subject Georgian property is actively being offered for investment purposes to other investors. PBWT has requested from the Republic of Georgia copies of all agreements filed with regard to the entire "Madneuli" complex. Thereafter, the Company will pursue a more formal legal arrangement (Note 10).

                                                                         Page 15
                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 8:   THE ARMENIAN JOINT VENTURE AGREEMENT

          On February 2, 1996, the Company and Armgold, a division of the Ministry of Industry of the Government of the Republic of Armenia, initialed a Joint Venture Agreement entitled the Armenian Gold Recovery Company. The Agreement was modified May 1, 1996. On June 29, 1996, the Republic of Armenia issued a decree authorizing Armgold's joint venture with the company. Besides its full consent, the decree provided that the operation could start only after a guarantee of $250,000 was made to Armenian Government from a "first rate" bank, with a condition that the Company invest five million dollars into the projects within eight months after the decree's coming into power (see
          Note 9).

          Management has obtained "unofficial" estimates through Eyre and engineers, of tonnage, ore grade, and ore recovery rates. Management believes that a significant amount of gold has not been mined by the Armenian Government because of inadequate capital and technologies at their disposal. After engineering assessments are officially completed, and if they prove successful, the Company as a joint venture partner, will be required to provide the capital and technologies in accordance with the Agreement (see Note 9).

          The Venture may at times be required to obtain various approvals, licenses, permits, etc., on a timely basis. Failure to obtain such from the Government may materially and adversely affect the Company. Pursuant to the May 1, 1996 Agreement, Armenia, in general, has agreed to have the cost of the approval process be borne against their share of the joint venture's profits.

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

                                                                         Page 16
                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996




NOTE 8:   THE ARMENIAN JOINT VENTURE AGREEMENT (CONTINUED)

          Thereafter, feasibility studies for a gold mining and tailing operations at the Zod site will commence. Management believes capacities at Zod will be significant. Mining at a third site, Meghradzor, will commence once Zod is operational. Pursuant to the joint venture agreement, preliminary feasibility studies and planning are scheduled to commence at the Zod and Megharadzar sites, one month and six months respectively, after the Armenian Government issues its decree of approval of the Joint Venture (see Note 9).

          The Company itself is not a mining operator. Accordingly, it will seek to employ the services of a professional mining operator. The Company may issue stock to the mining Company. In addition, Global will seek out adequate financing and political risk insurance.

          The Agreement does not specify exactly how profits are to be calculated. Presently, it is not contemplated that the Armenian Government will be assigned a value for their contribution of the mine properties and rights to the venture. VZK has advised that profit computations are still to be resolved. International or other accounting standards have not been adapted in the joint venture agreement. For the Ararat tailings project, once profits are determined, they shall be split 50/50 so long as the Percentage of Recovery of Metals Per Gram Per Ton is 70% or more. Based upon a sliding scale, Global's profit share will increase to 66.67% if the recovery rate declines to 50% or less. Pursuant to the work carried out on a number of tailings samples by a research laboratory, on April 23, 1996 a consulting engineer has preliminary suggested a separation process that he believes will economically yield a 50% recovery rate. The Company has reviewed the Armenian's production records, and believes that 12 million tons are a fair approximation of the tailings piles. Management intends to have the piles surveyed shortly. The preliminary recommendations are being reviewed by the Joint Venture.

          Armenia has permitted a tax holiday for the contemplated venture as follows: for the first two years there shall be a complete exemption from profits tax. For the third through the tenth year, only 50% of the taxable income shall be taxable.

                                                                         Page 17
                            GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 9:   GUARANTEES- LONDON AND INTERNATIONAL MERCANTILE LTD. (L.I.M.)
          - SUBSEQUENT EVENT

          In order to further the company's endeavors, HCL Communication Ltd. (a non U.S. corporation) arranged two guarantees on behalf of the company with L.I.M. (also a non-U.S. corporation). Each guarantee is for $250,000 and each guarantee is collateralized by 1,000,000 shares of the company's stock and accompanied by warrants to purchase an equal number of common shares, as follows:

                NUMBER OF                            LATEST POSSIBLE
                WARRANTS         PRICE/SHARE         EXPIRATION DATE
                --------         -----------         ---------------

                666,667              $3                 06/15/97
                666,667              $3                 12/15/97
                666,666              $3                 06/15/98
             ----------

              2,000,000

          Pursuant to the Agreements, all of the L.I.M. warrants may expire on the sooner date of 60 days after the receipt by the company of the feasibility study from Kilborn, reflecting that the gold mine in Zod, Armenia has proven reserves in excess of $1,000,000,000

          Accordingly, L.I.M. holds 2,000,000 common shares and 4,000,000 warrants as collateral. The Agreements do not provide for any partial release of the collateral if L.I.M. must make a partial payment on account of the obligation it took on, but such would be governed by English law. Global paid L.I.M. $11,875 for each guarantee, and as consideration for its services, HCL received an option to acquire the above stock (accompanied by the unexercised warrants) from L.I.M. at $1.50 per share. Management believes it can cause L.I.M. to release to the Company any monies it receives from the exercise of the options, which are in excess of any outstanding guarantees. HCL's options have a term of 61 days, commencing July 18, 1996, which is the date the Agreements herein were executed. Drury Gallagher and Robert Garrison have jointly and severally pledged to indemnify L.I.M. to the extent of L.I.M.'s net out-of-pocket cost after paying the guarantees and selling off its collateral stock and warrants. In consideration of the personal pledges, the company granted each of them options to purchase 250,000 shares of the company's common stock at $1/share, until July 18, 1999.

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 9:   GUARANTEES- LONDON AND INTERNATIONAL MERCANTILE, LTD.
          (L.I.M.) - SUBSEQUENT EVENT (CONTINUED)

          In the event L.I.M. and/or HCL acquire a certain number of shares pursuant to the arrangement, the company may be temporarily owned by more than 50% non-U.S. interests. During such period of time, the company would not be eligible to purchase political risk insurance from OPIC (Note 6). However, the company intends to sell additional common stock to U.S. persons and management has stated that it is in negotiation with a number of potential U.S. investors. Alternatively, political risk insurance may also be acquired from agencies of the World Bank, or the company may seek out private sources.

          The company is also planning to list the company's stock on a Nasdaq (U.S.) exchange, although no date for such has been set.

          The first guarantee requires L.I.M. to remit $250,000 to the Republic of Armenia in the event the company fails to invest five million dollars within eight months of the decree coming into power (Note 8). At the time of issuance of this report, VZK (Note 7) has indicated that Armenia has accepted the L.I.M. guarantee, and that written acceptance of such from Armenia should be forthcoming shortly. The company in turn has committed to L.I.M. that it will cause five million dollars in tailings processing equipment to be delivered to Armenia by December 31, 1996, and further that it will be in operation six months after crossing the Armenian border. L.I.M. has the first right to arrange a lease-purchase of such equipment at competitive market rates. The guarantee is payable for a period of up to twelve months. The Agreement contains certain default provisions.

          In order for the company to properly estimate the amount of gold and silver reserves, determine optimal mining and processing methods, and properly identify equipment, environmental, and infrastructural concerns at the various Armenian locations, the company has hired the firm of Kilborn SNC/Lavalin Inc. of Toronto, Canada to do a feasibility study of these matters. Kilborn estimates it will take three months to do the study and remit a report. Accordingly, a second guarantee for $250,000 was undertaken in order to guarantee the engineers payment for their services. The guarantee lasts for 120 days or under certain circumstances up to six months.

                                                                         Page 19
                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996




NOTE 10:  THE GEORGIAN AGREEMENT (NOT FILED)

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

                                                                         Page 20
                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996




NOTE 11:     NOTES RECEIVABLE

          The Company holds notes receivable (purchased in prior years), as follows:

      AMOUNT                INTEREST RATE                 DEBTOR
      ------                -------------     ---------------------------------
      300,000                Prime + 2%       Jet-Line Environmental Services,
                                              Inc. (Jet-Line)
       25,000                   (1)           Envirotherm, Heating and Cooling
                                              Systems, Inc. (Envirotherm)
     (120,000)*
     --------
     $205,000
     ========

          The Jet-Line note as more fully described in the documents, is convertible into 15% of Jet Line's common stock, or 20% of Jet-Line's common stock if the Company agrees to waive all accrued interest owing it on the note. The note is now due December 31, 1996, as Jet-Line has informed the Company that it was unable to make payment as of April 21, 1996, as required. Other terms and conditions of the note were also modified. The note is secured by U.C.C.'s on certain equipment. Jet-Line has recently suffered recurring operating losses and is in default of a small business administration loan. Accordingly, management has not accrued interest on the Note. Jet-Line does own certain valuable assets.

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

          *Allowance for Doubtful Accounts (general reserve)

NOTE 12:  OFFICERS' COMPENSATION PAYABLE

          Officers' compensation payable consists of the following:

                 Drury Gallagher, President                         $  100,000
                 Robert Garrison, Vice President                       100,000
                                                                   -----------
                                                                     $ 200,000
                                                                   ===========

                                                                         Page 21
                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996



NOTE 13:  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses include the following:

                 Legal - General Counsel                             $  70,784
                 Legal - Patterson, Belknap, Webb & Tyler              266,317
                 Other Miscellaneous                                    86,603
                                                                    ----------
                                                                      $423,704
                                                                    ==========

NOTE 14:  DEFERRED COSTS

               Deferred costs include the following:

                 Legal - Patterson, Belknap, Webb & Tyler             $335,423
                 (Note 7)
                 Legal - General Counsel                                79,287
                 Engineering                                            24,684
                 Research and Analysis                                  16,227
                 Overseas travel                                        10,000
                                                                    ----------
                                                                      $465,621
                                                                    ==========


NOTE 15:  NOTES PAYABLE

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

                                  JUNE 30, 1996


NOTE 15:  NOTES PAYABLE (CONTINUED)

          The second, with interest at 5.65% per annum, is payable in full no later than September 30, 1996. An extension on this note had been granted with the proviso that the Company will promptly prepay the note if funds become available. As of the balance sheet date, the Company reduced the outstanding principal to $46,506.

          Drury Gallagher is lending the company additional funds at 10% per annum simple interest, on an unsecured basis. The notes evidencing the loan are due on or before December 31, 1996, or earlier, out of the proceeds of any financing obtained by the Company of $2,000,000 or more. At the balance sheet date, such loans totaled $42,500.

          The stated value of the notes is their fair value.


NOTE 16:  CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM

          Pursuant to a Private Placement Offering dated May 17, 1995, as amended, the Company issued $500,000 of 10% convertible senior notes due September 30, 1996. Expenses in connection with the offering were $78,427.

          Each $1,000 convertible note entitled the holder to 4000 shares of common stock, and warrants to purchase 8000 shares of common stock at an exercise price of $.50 per share at any time before September 30, 1996. The expiration date was subsequently extended to September 30, 1997.

          In accordance with the Offering, interest was not payable on the notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of convertible notes were exchanged for 2,000,000 shares of common stock.

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996


NOTE 17:  WARRANTS OUTSTANDING

          The Company had warrants outstanding as follows:

                             # Shares Right    Price/Share     Expiration
       Warrant Holder(s)     to Purchase (2)  Exercisable at       Date
       -----------------     ---------------  --------------       ----

     Eyre and affiliate (1)     4,000,000          .50          11/30/98
     Stockholders through
       Note Conversion          4,000,000          .50          09/30/97
     Other                         40,000          .50          11/30/98
                              -----------
                                8,040,000

     (1) Eyre and affiliate are restricted from exercising warrants to the extent that they will gain voting control of the Company. Also see
          Note 6.

     (2)  Also see Note 9.


NOTE 18: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

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

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996

                             INCENTIVE STOCK OPTIONS

                                  Option                  Exercise       Exercisable     Expiration
                                     #       Shares    Price Per Share    On or After        Date
                                     -       ------    ---------------    -----------        ----

   Drury Gallagher                  1       450,000          .22           7/21/95        7/20/00
                                    1       550,000          .22           1/21/96        7/20/00
                                    2        81,250          .22           1/21/96        7/20/00
                                    2        81,250          .22           7/21/96        7/20/00
                                    2        81,250          .22           1/21/97        7/20/00
                                    2        81,250          .22           7/21/97        7/20/00
                                    2        81,250          .22           1/21/98        7/20/00
                                    2        81,250          .22           7/21/98        7/20/00
                                    3        12,500          .22           Various        7/20/00
                                          ---------
                                          1,500,000
                                          =========
                                    4       250,000         1.00           7/17/96        7/18/99*
                                          =========


   Robert Garrison                  1      195,000           .20           7/21/95        7/20/05
                                    1       48,750           .20           1/21/96        7/20/05
                                    1       48,750           .20           7/21/96        7/20/05
                                    1       48,750           .20           1/21/97        7/20/05
                                    1       48,750           .20           7/21/97        7/20/05
                                    1       48,750           .20           1/21/98        7/20/05
                                    1       48,750           .20           7/21/98        7/20/05
                                    2       12,500           .20           Various        7/20/01
                                         ---------
                                           500,000
                                         =========
                                    4      250,000          1.00           7/19/96        7/18/99*
                                         =========

   *See Note 9 to the financial statements


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

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1996



NOTE 19:  NON-UNITED STATES WHOLLY OWNED SUBSIDIARIES/INCOME TAX MATTERS

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


NOTE 20:  NET LOSS PER SHARE

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

     On May 1, 1996, the Company, the Ministry of Industry of Armenia and Armgold, the Armenian state gold enterprise, executed and delivered the Armenian Joint Venture Agreement. The Armenian Joint Venture Agreement provides for the formation of the Armenian Gold Recovery Company which will construct, operate and market the gold production and provide capital and financing in a multistage development of the Armenian gold industry. The development will begin with Stage 1 which will involve the processing of an estimated 12 million tonnes of tailings from the Ararat processing plant averaging 1 gram of gold per tonne (based on the Company's preliminary analysis of such tailings, although no independent feasibility study has yet been completed) (the "Tailings Project") and the completion of a comprehensive feasibility study and business plans for the development of the Zod mine. Based on business plans to be approved by all parties, Stage 2 will consist of engineering and building a gold processing plant at the Zod mine. Stage 3 will consist of engineering and building a gold processing plant at the Meghradzor mine.

     Since the Government of Armenia is not a party to the Armenian Joint Venture Agreement, the Company requested that the Government issue an executive decree confirming the right of the joint venture to export gold and the power of the Ministry of Industry of Armenia and Armgold to make the undertakings set forth in the Armenian Joint Venture Agreement, including, without limitation, that such Armenian parties have good title and unencumbered ownership of all property to be transferred to such joint venture and the power to enter into the Armenian Agreement. The Armenian Government issued such decree in late June, 1996 requiring the Company to post a $250,000 bond insuring that it orders at least $5,000,000 of equipment related to Stage 1 of the project. The Company in fact delivered such bond. Pursuant to such Agreement, the Ministry of Industry and Armgold are responsible for obtaining all further permits or decrees needed in connection with the project.

     On May 13, 1996, the Company and Jet-Line executed and delivered an agreement (the "Loan Extension Agreement") with respect to the convertible promissory note in the principal amount of $300,000 issued by Jet-Line Environmental Services, Inc. to the Company (the "Jet-Line Note") under which

          (a) the parties extended the maturity of the Jet-Line Note until December 31, 1996, including all unpaid accrued interest, except for the interim interest payments described in (b) below;

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

     However, in June, 1996, Jet Line advised the Company that the Business Loan Center, which issued a U.S. Small Business Administration guaranteed loan to Jet-Line, objected to the implementation of any payments required to be made under the Loan Extension Agreement on the ground that Jet-Line was in default under its loan. As of June 30, 1996 and as of the date hereof, the parties had not resolved such issue, and, accordingly, Jet-Line has not made any of the monthly payments required under the Loan Extension Agreement.

Three months ended June 30, 1996 compared to three months ended June 30, 1995

     Revenues: During the three months ended June 30, 1996, the Company's interest and royalty income was zero, which represented a decrease from the interest and royalty income of $178 for the same period last year, since more of the Company's assets were invested on a non-currently interest-paying basis.

     Administrative Expenses: The Company's administrative expenses for the three months ended June 30, 1996 were $115,021, which represented an increase from the amount of $63,640 paid in same period last year. Such increase was attributable to the Company's payment of legal and accounting fees and expenses in connection with its retention of counsel to regularize the Company's corporate affairs, to implement the Company's transaction with Eyre Resources N.L. pursuant to the Asset Purchase Agreement between such parties dated as of June 30, 1995 and to file the Company's 10-QSB for the period ended March 31, 1996.

Six months ended June 30, 1996 compared to six months ended June 30, 1995

     Revenues: During the six months ended June 30, 1996, the Company's interest and royalty income was $4, which represented a decrease from the interest and royalty interest of $234 for the same period last year, since more of the Company's assets were invested on a non-currently interest-paying basis.

     Administrative Expenses: The Company's administrative expenses for the six months ended June 30, 1996 were $221,786, which represented an increase from the amount of $71,789 paid in the same period last year. Such increase was attributable to the Company's payment of legal and accounting fees and expenses in connection with its retention of counsel to regularize the Company's corporate affairs, to implement the Company's transaction with Eyre Resources N.L. pursuant to the Asset Purchase Agreement between such parties dated as of June 30, 1995 and to file the Company's 10-QSB for the period ended March 31, 1996.

Liquidity and Capital Resources

     As of June 30, 1996, the Company's had total assets of $1,830,828, of which $606 consisted of cash or cash equivalents.

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

     As of June 30, 1996, the Company had liquid assets consisting of cash of approximately $606. The Company's cash requirement in 1996 in order to meet its contractual obligations under the Tailings Project is $5,000,000 and its cash requirement in 1996 to meet its obligations with respect to the Zod mining project is between $500,000 and $1,000,000. Thus, without additional financing as described herein, the Company would be unable to meet its obligations under the Armenian Joint Venture Agreement or meet its monthly administrative expenses which average approximately $10,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. However, the Company expects to receive additional financing in 1996 from several sources and on terms acceptable to it. The Company is listing below its contemplated financing sources:

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

          (ii) (A) The Company has had discussions with several parties interested in investing directly or indirectly in the Tailings Project to be undertaken by the Company. The Company intends to conduct additional discussions with such parties and others, but there can be no assurance of the outcome thereof, except as set forth in (ii)(B) below.

          (B) On July 18, 1996, the Company, London & International Mercantile Limited ("LIM"), a financial institution organized under the laws of England and Wales in 1980, and HCL Communications Ltd. ("HCL"), a newly formed corporation organized under the laws of England and Wales in 1996, executed and delivered two agreements with respect to the financing of the Company, which are summarized below:

          (1) Under Agreement 1, LIM issued a guarantee in the amount of $250,000 in favor of the Ministry of Industry of Armenia guaranteeing the performance of the Company's obligation with respect to the ordering of $5,000,000 of equipment with respect to the Tailings Project.

          (2) Under Agreement 2, LIM issued a guarantee in the amount of $250,000 in favor of Kilborn SNC/Lavalin, Inc.("Kilborn") guaranteeing the payment by the Company of any of its obligations to Kilborn. in connection with its performance of services related to the Company's implementation of the Armenian Joint Venture Agreement.

          (3) (x) As collateral security for undertaking each such guarantee, the Company issued to LIM the following security for each guarantee: (a) 1,000,000 shares of the Company's Common Stock and (b) three warrants to purchase 666,667, 666,667 and 666,666 shares of the Company's Common Stock, respectively, or a total of 2,000,000 shares, at an exercise price of $3.00 per share. The first warrant expires on the earlier of (a) June 15, 1997, or (b) 60 days after the receipt by the Company of the feasibility study from Kilborn reflecting that the Zod mine in Armenia has proven reserves in excess of $1,000,000,000. The second warrant expires on the earlier of (a) December 15, 1997 or (b) 60 days after the receipt by the Company of the feasibility study from Kilborn reflecting that the Zod mine in Armenia has proven reserves in excess of $1,000,000,000. The third warrant expires on the earlier of (a) June 15, 1998 or (b) 60 days after the receipt by the Company of the feasibility study from Kilborn reflecting that the Zod mine in Armenia has proven reserves in excess of $1,000,000,000. Thus, the Company issued a total of 2,000,000 shares of its Common Stock and warrants to purchase 4,000,000 shares of its Common Stock at an exercise price of $3 per share.

          (y) Under each of the two Agreements, LIM is required to return all of the shares of Common Stock of the Company and warrants to purchase such stock issued to it as collateral if no payment is made under the respective guarantees or, if HCL exercises its option to purchase a portion of such shares and warrants, the portion of such shares and warrants as to which HCL does not exercise its option. If LIM makes any payment under it guarantees, the Company would be liable to pay such amount, and, in the event it failed to do so, LIM would be entitled to use the collateral security held by it to satisfy the amount due it. In such circumstances, the number of shares of Common Stock of the Company and warrants LIM would be entitled to retain or sell to satisfy the Company's obligations to it would be determined in accordance with applicable English law.

          (z) As a condition to LIM's issuance of its two Company guarantees, LIM required Drury J. Gallagher, the Company's President, and Robert A. Garrison, the Company's Vice President to guarantee personally, on a joint and several basis, the repayment of any amount paid by LIM pursuant to its guarantees.*

          (4) As of the date hereof, the collateral security issued by the Company with respect to the guarantee issued by LIM in favor of the Ministry of Industry of Armenia is being held in escrow by an English attorney, subject to the receipt of the written acceptance by the Ministry of Industry of Armenia of the guarantee issued by LIM. The Company expects to receive such written acceptance of such guarantee, and, accordingly, it is anticipated that such escrow will terminate, and the property held in escrow will be released to LIM, in the near future.

          (5) The Company also paid LIM fees of $23,750 for issuing such guarantees, and owes LIM $5,657.50 for its legal fees and other expenses related to the issuance of such guarantees.

          (6) LIM, in turn, granted HCL Communications Ltd. an option for 61 days from July 18, 1996 to purchase the 2,000,000 shares of the Company's Common Stock at $1.50 per share and the warrants to purchase 4,000,000 shares of the Company's common stock at $3 per share held as collateral security by it. Under the Agreements by and among the Company, LIM and HCL, any proceeds received by LIM upon the exercise of such option by HCL will be held by it as additional collateral security until the release of the guarantees without any payments being made by LIM thereunder. However, the management of the Company believes that, during the period that the LIM guarantees remain outstanding, the Company will be able to negotiate a release of all funds received by LIM in excess of $500,000, and receive such excess, although there can be no assurance of such result.**

          (7) The Company gave LIM the right to arrange a lease- purchase rental, borrowing or other facility for the Company to acquire the equipment needed for

- --------
     * In consideration therefor, the Company on July 19, 1996 granted non-qualified options to each of Messrs. Gallagher and Garrison to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, which expire on July 18, 1999, under the Company's 1995 Stock Option Plan.

     ** In the event LIM and/or HCL Communications Ltd. acquire a certain number of shares of the Company's Common Stock, more than 50% of the shares of the Company's Common Stock may be temporarily owned by non-U.S. persons. In such event, the Company would not be eligible to purchase political risk insurance from the Overseas Private Investment Corporation. However, management has stated that such potential problems may be overcome in several ways. First, the Company is in negotiations to sell shares of its Common Stock to other U.S. persons. Second, political risk insurance may also be acquired from an agency of the World Bank or from private sources.

the Tailings Project, and the Company undertook to accept such offer if the terms were commercially competitive both as to the price of such equipment and the lease terms with respect thereto.

     (8) The Company also agreed, among other things, to use its best efforts to arrange for the commencement of the public trading of its Common Stock on the NASDAQ electronic bulletin board within 60 days from July 18, 1996 and to seek a NASDAQ Small Cap listing within 90 days of such date, provided that the Company meets the NASDAQ equity requirements in the latter case.

     (iii) In addition to the above sources, the Company has had discussions with various other financial and institutional sources with respect to the financing of the Tailings Project and the Zod mining project. These discussions have only been preliminary in nature.

     Nevertheless, except as set forth above in (ii)(B), there can be no assurance that any one or more of the financings listed above will be consummated, or, if so, on terms acceptable to the Company. In the event that no contemplated financing is consummated, the Company does not have sufficient financial resources, in management's opinion, to meet its obligations as of June 30, 1996. Accordingly, Mr. Gallagher, the President of the Company, agreed to loan the Company such additional funds as are needed for the Company's continued administrative needs, on an unsecured basis, at 10% simple interest per annum payable on or before December 31, 1996 or earlier out of the proceeds of any financing by the Company of $2,000,000 or more. Pursuant to such agreement, Mr. Gallagher loaned the Company an aggregate of $30,000 between January 1, 1996 and May 13, 1996, which was evidenced by a note for $30,000 dated May 14, 1996. Since May 13, 1996, the Company requested Mr. Gallagher to loan additional amounts to it, which he agreed to do, provided that he was repaid in full for any of his loans made to the Company out of the proceeds of any financing received by the Company of $500,000 or more occurring prior to December 31, 1996. Pursuant to such understanding, Mr. Gallagher loaned an additional
$72,500 through the date hereof, and the Company issued a new consolidated note for $102,500 and cancelled the earlier issued $30,000 note.

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

     Item 6. Exhibits and Reports on Form 8-K

     1. (a) The following documents are filed as part of this report: Financial Statement of the Company (unaudited), including Compilation Report of Independent Certified Public Accountants, Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders Equity, Statement of Cash Flows and Notes to Financial Statement as at and for the period ended
June 30, 1996.

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


                                   GLOBAL GOLD CORPORATION



Dated:   August 14, 1996           By: /s/ Drury J. Gallagher
                                       ____________________________
                                            Drury J. Gallagher, President
                                            and Treasurer (Principal Executive
                                            and Financial Officer)