Form 10QSB
period 1996-09-30
GLOBAL GOLD CORP
filed 1996-11-14
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
               [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

               [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                             THE EXCHANGE ACT

     For the transition period from ________________ to _________________

                         Commission file number 02-69494
                                                --------

                             GLOBAL GOLD CORPORATION
                             -----------------------
                 (Name of small business issuer in its charter)

           Delaware                                     13-3025550
--------------------------------------------------------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

        38 West 37th Street, Suite 5-G, New York, New York     10018
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number    (212) 563-5933
                           ------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No   .
                                                                      ---   ---

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes     No   . Not applicable
                                                ---   ---

     As of October 31, 1996 there were 22,980,742 shares of the registrant's Common Stock outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No X .
                                                                    ---   ---

                                TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statement:
        Accountants' Compilation Report .....................................  4

        Balance Sheets - September 30, 1996 and December 31, 1995 ...........  5

        Statements of Income and (Loss) July 1, 1996 through September
        30, 1996 January 1, 1996 through September 30, 1996
        January 1, 1995 through September 30, 1996 (development stage) ......  6

        Statement of Changes in Stockholders' Equity ........................  7
        January 1, 1995 - September 30, 1996

        Statement of Cash Flow for the nine months ended September 30,
        1996 and the period January 1, 1995
        through September 30, 1996 (development stage) ......................  8

        Notes to Financial Statements .......................................  9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operation ............................................ 24

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                Table of Contents

                               September 30, 1996

                                                                           Page
                                                                           ----
           Accountants' Compilation Report                                   1
Exhibit
-------
   A       Balance Sheets - September 30, 1996 and
             December 31, 1995                                               2

   B         Statements of Income and (Loss) - For the period July
             1, 1996 through September 30, 1996, January 1, 1996
             through September 30, 1996 and for the development
             stage period January 1, 1995
             through September 30, 1996                                      3

   C         Statements of Changes in Stockholders' Equity For the
             period January 1, 1996 through September 30, 1996 and
             for the year January 1,
             1995 through December 31, 1995                                  4

   D         Statements of Cash Flows - For the period January 1,
             1996 through September 30, 1996 and for the year
             January 1, 1995 through
             December 31, 1995                                               5

           Notes to Financial Statements                                  6-20

                         ACCOUNTANTS' COMPILATION REPORT


To the Board of Directors and Stockholders of Global Gold Corporation

We have compiled the accompanying balance sheet of Global Gold Corporation (a development stage company) as of September 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the periods then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 4, 7 and 8 to the financial statements, management must continue to raise significant amounts of capital in accordance with its contemplated requirements as a joint venture partner. Management is currently vigorously seeking to raise investment capital. This matter raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                        /s/ Marks Shron & Company LLP
                                        -----------------------------

November 12, 1996

                                                                          Page 2
                                                                       Exhibit A

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                 Balance Sheets

                                     ASSETS

                                                September 30,
                                                    1996       December 31, 1995
                                                 (Unaudited)       (Audited)
                                                -------------  -----------------
CURRENT ASSETS
  Cash                                           $     9,186      $    63,299
  Prepaid expenses                                     6,000             --
                                                 -----------      -----------
                                                      15,186           63,299
                                                 -----------      -----------
NONCURRENT ASSET
  Notes receivable, net of allowance for bad
    debts of $120,000 - Note 10                      205,000          205,000
                                                 -----------      -----------
OTHER ASSETS
  Organization costs                                   9,601            3,200
  Investment in certain mining interests -
    Notes 5, 7 and 9                               1,150,000        1,150,000
  Deferred costs - Note 13                           681,133          260,701
  Investment in joint venture - Note 7                 5,000             --
                                                 -----------      -----------
                                                   1,845,734        1,413,901
                                                 -----------      -----------
TOTAL ASSETS                                     $ 2,065,920      $ 1,682,200
                                                 ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Officers' compensation payable - Note 11       $   250,000      $   100,000
  Accounts payable and accrued expenses
    - Note 12                                        622,459          195,614
  Notes payable - seller - Note 14                   146,506          146,506
  Notes payable - officer - Note 14                  145,000             --
                                                 -----------      -----------
                                                   1,163,965          442,120
                                                 -----------      -----------
STOCKHOLDERS' EQUITY - Exhibit C
  Common stock $.001 par, 100,000,000 shares
    authorized 22,980,742 shares issued and
    outstanding - Note 8                              20,981           20,981
  Paid-in capital - Dormant period                 3,228,519        3,228,519
  Paid-in capital - Development stage              1,259,573        1,259,573
  Retained earnings - Dormant period              (2,907,648)      (2,907,648)
  Retained earnings - Development stage             (699,470)        (361,345)
                                                 -----------      -----------
                                                     901,955        1,240,080
                                                 -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 2,065,920      $ 1,682,200
                                                 ===========      ===========

See the accompanying notes and Accountants' Compilation Report.

                                                                          Page 3
                                                                       Exhibit B

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                         Statements of Income and (Loss)

                                                                                 January 1, 1995
                                           July 1, 1996         January 1, 1996   (development
                                             through              through             stage)
                                       September 30, 1996   September 30, 1996       through
                                          (Unaudited )         (Unaudited)      September 30, 1996
                                       ------------------   ------------------  ------------------
REVENUE                                     $    --            $    --               $    --
                                            ---------          ---------             ---------
EXPENSES
  Officers compensation - Note 17              50,000            150,000               250,000
  Administrative fees                           2,400              7,815                18,758
  Legal                                        37,917             85,138               126,151
  Accounting and auditing                       9,882             25,055                54,656
  Transfer agent and securities fees               14              2,374                10,905
  Proxy costs                                    --                  191                26,947
  Office expense                                1,222              3,949                 6,453
  Travel                                        1,514             22,276                41,362
  Rent - Note 1                                 9,000             27,000                27,000
  Business promotions                            --                1,589                 1,589
                                            ---------          ---------             ---------
                                              111,949            325,387               563,821
                                            ---------          ---------             ---------
OPERATING (LOSS)                             (111,949)          (325,387)             (563,821)
                                            ---------          ---------             ---------
OTHER INCOME (EXPENSES)
  Interest and royalty income                     180                183                   663
  Organization costs                             --               (3,200)               (4,800)
  Interest expense                             (4,393)            (9,545)              (10,308)
  Provision for bad debts - Note 10              --                 --                (120,000)
                                            ---------          ---------             ---------
                                               (4,213)           (12,562)             (134,445)
                                            ---------          ---------             ---------
(LOSS) BEFORE INCOME TAXES                   (116,162)          (337,949)             (698,266)
  Income taxes                                   --                 (176)               (1,204)
                                            ---------          ---------             ---------
NET (LOSS)                                  $(116,162)         $(338,125)            $(699,470)
                                            =========          =========             =========
NET (LOSS) PER SHARE (Note 19)              $  (.0055)         $  (.0161)            $  (.0476)
                                            =========          =========             =========

See the accompanying notes and Accountants' Compilation Report.

                                                                          Page 4
                                                                       Exhibit C
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                  Statements of Changes in Stockholders' Equity

                             Issued and
                             Outstanding                 Paid-in Capital     Retained Earnings    Retained Earnings
                               Shares     Common Stock   (Dormant Period)    (Dormant Period)    (Development Stage)
                             -----------  ------------   ----------------    -----------------   -------------------
Stockholders' equity
  December 31, 1994           8,980,742     $89,807        $ 3,147,693         $(2,907,648)          $    --

Net Loss Jan. 1 - Dec. 31          --          --                 --                  --              (361,345)

Adjustment re: restatement
  of par value - Note 1            --       (80,826)            80,826                --                  --

Eyre acquisition - Note 5    10,000,000      10,000               --                  --                  --

Collateral securities -
Note 8                        2,000,000        --                 --                  --                  --

Proceeds through private
offering - Note 15            2,000,000       2,000               --                  --                  --
                            -----------     -------        -----------         -----------           ---------
Stockholders' equity
  December 31, 1995          22,980,742     $20,981        $ 3,228,519         $(2,907,648)          $(361,345)
                            ===========     =======        ===========         ===========           =========
Net Loss - January 1, -
  September 30, 1996
  (Exhibit B)                      --          --                 --                  --              (338,125)
                            -----------     -------        -----------         -----------           ---------
Stockholders' Equity -
  September 30, 1996         22,980,742     $20,981        $ 3,228,519         $(2,907,648)          $(699,470)
                            ===========     =======        ===========         ===========           =========

                             Paid-in Capital
                           (Development Stage)     Total
                           -------------------  -----------
Stockholders' equity
  December 31, 1994         $     --            $   329,852

Net Loss Jan. 1 - Dec. 31         --               (361,345)

Adjustment re: restatement
  of par value - Note 1           --                   --

Eyre acquisition - Note 5      840,000              850,000

Collateral securities -
Note 8                            --                   --

Proceeds through private
offering - Note 15             419,573              421,573
                            ----------          -----------
Stockholders' equity
  December 31, 1995         $1,259,573          $ 1,240,080
                            ==========          ===========
Net Loss - January 1, -
  September 30, 1996
  (Exhibit B)                     --               (338,125)
                            ----------          -----------
Stockholders' Equity -
  September 30, 1996        $1,259,573          $   901,955
                            ==========          ===========

See the accompanying notes and Accountants' Compilation Report.

                                                                          Page 5
                                                                       Exhibit D

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                            Statements of Cash Flows

                                 January 1, 1996

                                                            January 1, 1996
                                                                through         January 1, 1995
                                                             September 30,         through
                                                                 1996          December 31, 1995
                                                              (Unaudited)          (Audited)
                                                            ----------------   -----------------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES:
  Net loss                                                      $(338,125)          $(361,345)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      (Increase) decrease in:
        Provision for bad debt included in net loss                  --               120,000
        Organization costs                                         (6,401)             (3,200)
      Increase (decrease) in:
        Accounts payable, accrued expenses and miscellaneous      570,845             289,114
                                                                ---------           ---------

         Net Cash Provided by Development Stage Activities        226,319              44,569
                                                                ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in certain mining interests - net of financing          --              (153,494)
  Deferred costs - mining interests                              (420,432)           (260,701)
  Investment in joint venture                                      (5,000)               --
                                                                ---------           ---------
        Net Cash (Used) by Investing Activities                  (425,432)           (414,195)
                                                                ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from private placement offering                       --               421,573
  Note payable - officer                                          145,000                --
                                                                ---------           ---------
        Net Cash Provided by Financing Activities                 145,000             421,573
                                                                ---------           ---------
NET INCREASE (DECREASE) IN CASH                                   (54,113)             51,947

CASH - beginning                                                   63,299              11,352
                                                                ---------           ---------
CASH - end                                                      $   9,186           $  63,299
                                                                =========           =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                                             $     990           $     324
                                                                =========           =========

See the accompanying notes and Accountants' Compilation Report.

                                                                          Page 6
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

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

         As a result of ownership changes, the Company will not be able to benefit from all of its net operating loss carryforwards. (Income tax matters - Note 18).

         Management has made any necessary interim period accounting adjustments in order for the statements not to be misleading.

                                                                          Page 7
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

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


NOTE 3:  COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND
         EXCHANGE COMMISSION

         The Company was incorporated on February 21, 1980, and closed a public offering of the common stock in January 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on Nasdaq because of the theft of substantially all of the cash funds of the Company derived from the proceeds of a public offering by its then president, Samuel McNell in July, 1981. The case has long since gone through the judicial system and the McNells are no longer, officers, directors, employees or in any other fashion doing business with the company. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. The Company filed its Form 10-KSB for the calendar years 1994 and 1995, its Form 10-Q for all quarters in 1995 and thereafter, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992 -1995. There can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.

                                                                          Page 8
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 4:  DEVELOPMENT STAGE COMPANY

         The Company may encounter; problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the company's control. These include, without limitation, unanticipated problems and additional costs relating to development, production, marketing, and competition. Management must also be successful in securing; significant additional investor and/or lender financing, political risk insurance, and obtaining the services of an actual mining operator (which the Company is not). The Company expects to incur operating losses for the near term future and, in any event, until such time as it derives substantial revenues from the sale of concentrates containing gold and copper. Pursuant to the documents as hereafter summarized, different mining, processing, purifying, reprocessing and exploration endeavors are contemplated. Where appropriate, an endeavor will commence only after successful results of a feasibility study are rendered.


NOTE 5:  ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE - DATED
         DECEMBER 1, 1995

         The Company acquired from Eyre Resources N.L. (Eyre), an Australian Corporation, all of its potential interest in the Armenian gold mining project and all of Eyre's potential interest in the Georgia gold and copper mining project (Note 9). The Agreement closed April, 1996.

         Pursuant to a December 1, 1995 restructured Agreement, the Company paid Eyre for the Armenian and Georgian interests as follows:

            Cash                                 $   153,494
            Note payable (Note 13)                   100,000
            Note payable (Note 13)                    46,506
                                                 -----------
                                                 $   300,000
                                                 ===========

         The Agreement also provided for the Company to cause the delivery to Eyre of ten million shares of stock, with an estimated value of $850,000, and warrants to acquire an additional four million shares (Note 16). The Agreement left Eyre with two out of five seats on the Board of Directors.

                                                                          Page 9
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 5:  ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE
         DATED DECEMBER 1, 1995 (continued)

         The Agreement provides as additional consideration to Eyre a 2% overriding production royalty subject to adjustment in the event the ownership of the Company were to become less than 50% United States residents. If such were about to occur, Eyre would have the right to sell warrants to purchase the Company's common stock to U.S. residents, and, if that did not occur as prescribed, Eyre would surrender certain of their warrants in return for an increased royalty potentially totalling another 1%. The initial Armenian tailings project (Note 7) is excluded from the royalty arrangement. In the event Global undertakes any additional mineral extraction projects in the Republics of Armenia or Georgia, Eyre will receive a 1% overriding production royalty from the Company's revenues, also subject to a similar adjustment which may total up to another 1/2%. Global shall pay to Eyre $8,333 per month to be applied against the royalty arrangement commencing with the closing of the funding of the tailings project at Ararat, Armenia (Note 7).

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

NOTE 6:  PATTERSON, BELKNAP, WEBB & TYLER

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

                                                                         Page 10
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 6:  PATERSON, BELKNAP, WEBB & TYLER (continued)

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

         PBWT will also represent the Company in preparation and negotiation with the Georgian Government of a revised Joint Venture Agreement and associated documents, and other related matters similar to the aforementioned Armenian retainer agreement. The contemplated Georgian fee is $600,000 for the period July 1, 1995 to July 1, 1999, and the minimum quarterly payment is $10,000.

NOTE 7:  THE ARMENIAN JOINT VENTURE AGREEMENT

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

         The initial stage calls for processing tailings at the Ararat site and for various studies for a gold mining and tailing operations at the Zod site. Management believes capacities at Zod will be significant. Mining at a third site, Meghradzor, will commence once Zod is operational. At each site, the Agreement calls for the Armenian Government to transfer to the Venture free and clear title in the mining rights. The Company will be required to provide administration, training, management, feasibility studies, technology and business plans, as appropriate.

                                                                         Page 11
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 7:  THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

         Pursuant to the joint venture agreement, the Company has the following obligations:

                                              Investment
                    Endeavor                  Requirement     By Approximately:
         --------------------------------     -----------     -----------------
         Delivery of tailings processing
         operation equipment to Ararat        $5,000,000       See Note 8

         Zod Complex prefeasibility study
          and commencement of full                         December 31, 1996 (A)
          feasibility study on Zod Complex     $ 500,000     (also see Note 8)

         Operation of Tailings processing     $2,250,000      May 1, 1997 (A)

         Complete full feasibility study
         and business plan on Zod Complex      $ 500,000      May 1, 1997 (A)

         Tailings processing operations
         at Ararat                            $2,250,000    November 1, 1997 (A)

     (A) These dates are set out from a reference in the Joint Venture
         Agreement (with the Armenian Ministry) dated May 1, 1996 that states
         (in the English version) "..... months from the final execution of this
         Agreement". However, the Governmnent of Armenia's decree was dated June 29, 1996. Further, on August 7, 1996, Armenia notified VZK that L.I.M.'s guarantee (Note 8) was acceptable. Subsequent to the balance sheet date, on October 7, 1996, the Ministry of Economy of the Republic of Armenia issued the Joint Venture a license to process tailings at Ararat". On November 8, 1996 VZK was notified that the joint venture agreement was properly registered. As of the date of issuance of this report, no formal execution date (a reference date) was officially set out with the Government of Armenia. Accordingly, the schedule dates are for general information purposes only, and should not be relied upon.

         As of the issuance date of this report, engineers are completing a prefeasibility study for the Zod mine and the Ararat tailings processing facilities. Additionally, the engineers are finalizing a report for the Ararat tailings operation regarding; reclamation and gold recovery from existing tailings, disposal of reprocessed tailings, and determining appropriate tailing equipment specifications. The tailings piles were surveyed after the balance sheet date. The results will be available after the calculations are completed.

                                                                         Page 12
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 7:  THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

         The Agreement does not specify exactly how profits are to be calculated. Presently, it is not contemplated that the Armenian Government will be assigned a value for their contribution of the mine properties and rights to the venture. VZK has advised that profit computations are still to be resolved. International or other accounting standards have not been adapted in the joint venture agreement. For the Ararat tailings project, once profits are determined, they shall be split 50/50 so long as the Percentage of Recovery of Metals Per Gram Per Ton is 70% or more. Based upon a sliding scale, Global's profit share will increase to 66.67% if the recovery rate declines to 50% or less. Pursuant to the work carried out on a number of tailings samples by a research laboratory on April 23, 1996, a consulting engineer has preliminary suggested a separation process that he believes will economically yield a 50% recovery rate. The Company has reviewed the Armenian's production records, and believes that 12 million tons are a fair approximation of the tailings piles.

         Armenia has permitted a tax holiday for the contemplated venture as follows: for the first two years there shall be a complete exemption from profits tax. For the third through the tenth year, only 50% of the taxable income shall be taxable.

NOTE 8:  GUARANTEES- LONDON AND INTERNATIONAL MERCANTILE LTD. (L.I.M.)

         In order to further the Company's endeavors, HCL Communication Ltd. (a non U.S. corporation) arranged two guarantees on behalf of the Company with L.I.M. (also a non-U.S. corporation). Each guarantee is collateralized by 1,000,000 shares of the Company's stock, and accompanied by warrants to purchase an equal number of common shares, as follows:

            Number of                          Latest Possible
            Warrants         Price/Share       Expiration Date
            ---------        -----------       ---------------
              666,667            $3               06/15/97
              666,667            $3               12/15/97
              666,666            $3               06/15/98
            ---------
            2,000,000

                                                                         Page 13
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 8:  GUARANTEES - LONDON AND INTERNATIONAL MERCANTILE, LTD (L.I.M.)
         (continued)

         Pursuant to the Agreements, all of the L.I.M. warrants may expire on the sooner date of 60 days after the receipt by the Company of the feasibility study from Kilborn, reflecting that the gold mine in Zod, Armenia has proven reserves in excess of $1,000,000,000. The Agreements do not provide for any partial release of the collateral (which is still held in escrow by an English attorney pursuant to the Agreements) if L.I.M. must make a partial payment on account of the obligation it took on, but such would be governed by English law. Global paid L.I.M. $11,875 for each guarantee. Drury Gallagher and Robert Garrison have jointly and severally pledged to indemnify L.I.M. to the extent of L.I.M.'s net out-of-pocket cost after paying the guarantees. In consideration of the personal pledges, the company granted each of them options to purchase 250,000 shares of the Company's common stock at $.50/share, until July 18, 1999. The options were previously stated at $1.00/share. Subsequent to the balance sheet date, they were modified after L.I.M. unexpectedly declined to provide financing for the tailings equipment.

         The first guarantee agreement requires L.I.M. to remit $250,000 to the Republic of Armenia in the event the company fails to invest five million dollars within eight months of the decree coming into power (Note 7). L.I.M.'s actual guarantee expires February 7, 1997. The company in turn has committed to L.I.M. that it will cause five million dollars in tailings processing equipment to be delivered to Armenia by December 31, 1996, and further that it will be in operation six months after crossing the Armenian border. The Agreement contains certain default provisions.

         In order for the Company to properly estimate the amount of gold and silver reserves, determine optimal mining and processing methods, and properly identify equipment, environmental, and infrastructural concerns at the various Armenian locations, the Company has hired the firm of Kilborn SNC/Lavalin Inc. of Toronto, Canada to do certain studies of these matters. Accordingly, a second guarantee for $250,000 was undertaken in order to guarantee the engineers payment for their services. This guarantee as issued by L.I.M. expired in error on October 27, 1996. As of the issuance of this report, the engineers have not been paid any progress payments on account of this matter, and management has decided to have L.I.M. return their collateral security for this guarantee immediately. The Canadian engineers have expressed the possibility of taking on an equity and/or construction mining management interest, but such has not been finalized as of the issuance of this report.

                                                                         Page 14
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 9:  THE GEORGIAN AGREEMENT (Not filed)

         The Company also acquired from Eyre, rights under a Foundation Agreement dated April 22, 1995 (including a Charter for a Joint Venture Company) with R.C.P.A. "Madneuli", a Georgian state enterprise, in connection with carrying out certain mining of the Madneuli deposit. The Company has been advised that the application for the license required to be filed with the Georgian government has not been filed, and it has no definitive agreement granting it fixed rights to mining production or processing in Georgia. The Company intends to commence discussions with the Government after it raises capital.

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

                                                                         Page 15
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 10: NOTES RECEIVABLE

         The Company holds notes receivable (purchased prior to 1995), as follows:

          Amount        Interest Rate                    Debtor
          ------        -------------      -------------------------------------
          300,000       Prime + 2%         Jet-Line Environmental Services, Inc.
           25,000          (1)             (Jet-Line) Envirotherm, Heating and
                                           Cooling Systems, Inc. (Envirotherm)
         (120,000)*
         --------
         $205,000

         The notes are stated at their fair value.

         The Jet-Line note as more fully described in the documents, is convertible into 15% of Jet-Line's common stock, or 20% of Jet-Line's common stock if the Company agrees to waive all accrued interest owing it on the note. Jet-Line and the company have recently rescheduled payment terms as Jet-Line has defaulted on prior balloon payment obligations. The revised note is now due December 31, 1996, and Jet-Line is in default of its current interest requirements. At the balance sheet date, Jet-Line was in negotiation with one of its large creditors. The outcome management anticipates would cause a significant amount of Jet-Line's debt to be converted to equity. Management has not accrued interest on the note or revised the general reserve, pending the successful outcome of the negotiations and an updated evaluation of Jet-Line's financial circumstances. The note is secured by U.C.C.'s on certain equipment. Jet-Line also does own certain valuable assets. Subsequent to the balance sheet date, Global pledged the Jet-Line notes as collateral for loans to the Company from Drury Gallagher.

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

         *Allowance for Doubtful Accounts (general reserve)

                                                                         Page 16
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 11: OFFICERS' COMPENSATION PAYABLE

         Officers' compensation payable consists of the following:

                                          September 30, 1996   December 31, 1995
                                          ------------------   -----------------
         Drury Gallagher, President           $ 125,000             $  50,000
         Robert Garrison, Vice President        125,000                50,000
                                              ---------             ---------
                                              $ 250,000              $100,000
                                              =========              ========

NOTE 12: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses include the following:

                                          September 30, 1996   December 31, 1995
                                          ------------------   -----------------
         Legal - General Counsel              $  91,161             $  39,383
         Legal - Patterson, Belkap, Webb
           & Tyler                              329,164                94,785
         Engineering - Kilborn                  105,774                18,737
         Drury Gallagher and Affiliates          52,242                     -
         Other Miscellaneous                     44,118                42,709
                                              ---------             ---------
                                              $ 622,459              $195,614
                                              =========             =========

NOTE 13: DEFERRED COSTS

         Deferred costs include the following:

                                          September 30, 1996   December 31, 1995
                                          ------------------   -----------------
         Legal - Patterson, Belknap, Webb
           & Tyler (Note 6)                   $ 398,275             $ 163,896
         Legal - General Counsel                 81,747                62,849
         Engineering                            145,171                18,737
         Research and Analysis                   16,227                 5,219
         Overseas travel                         25,000                10,000
         Equipment                               14,713                     -
                                              ---------             ---------
                                              $ 681,133             $ 260,701
                                              =========             =========

                                                                         Page 17
                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 14: NOTES PAYABLE

         On December 1, 1995, the Company closed the Eyre agreement to purchase certain mining rights (Note 5). Pursuant to the agreement, the Company issued two $100,000 promissory notes.

         The first note bears interest at 6.36% per annum, and is payable contingent upon the Company obtaining financing of at least $2,000,000, whether from equity, debt or a combination of both. After this condition is met, the note is due within 10 business days.

         The second, with interest at 5.65% per annum, is payable in full no later than September 30, 1996. As of the balance sheet date, the Company reduced the outstanding principal to $46,506. As of the issuance date of this report, the note has not been paid and is in default.

         Drury Gallagher is lending the Company additional funds at 10% per annum simple interest (see Note 10). The notes evidencing the loan are due on or before December 31, 1996, or earlier, out of the proceeds of any financing obtained by the Company of $2,000,000 or more. At the balance sheet date, such loans totaled $145,000.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

NOTE 16: WARRANTS OUTSTANDING

         The Company had warrants outstanding as follows:

                                 # Shares Right to     Price/Share    Expiration
             Warrant Holder(s)      Purchase (2)     Exercisable at      Date
             ------------------     ------------     ---------------  ----------

          Eyre and affiliate (1)      4,000,000           .50         11/30/98
          Stockholders through
            Note Conversion           4,000,000           .50         09/30/97
          Other                          40,000           .50         11/30/98
                                      ---------
                                      8,040,000
                                      =========

         (1) Eyre and affiliate are restricted from exercising warrants to the extent that they will gain voting control of the Company. Also see
             Note 5.

         (2) Also see Note 8.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1996

                             INCENTIVE STOCK OPTIONS

                 Option                  Exercise      Exercisable   Expiration
                    #      Shares     Price Per Share  On or After      Date
                 ------  ---------    ---------------  -----------   ----------

Drury Gallagher    1       450,000           .22         7/21/95      7/20/00
                   1       550,000           .22         1/21/96      7/20/00
                   2        81,250           .22         1/21/96      7/20/00
                   2        81,250           .22         7/21/96      7/20/00
                   2        81,250           .22         1/21/97      7/20/00
                   2        81,250           .22         7/21/97      7/20/00
                   2        81,250           .22         1/21/98      7/20/00
                   2        81,250           .22         7/21/98      7/20/00
                   3        12,500           .22         Various      7/20/00
                         ---------
                         1,500,000
                         =========
                   4       250,000           .50         7/17/96      7/18/99*
                         =========

Robert Garrison    1       195,000           .20         7/21/95      7/20/05
                   1        48,750           .20         1/21/96      7/20/05
                   1        48,750           .20         7/21/96      7/20/05
                   1        48,750           .20         1/21/97      7/20/05
                   1        48,750           .20         7/21/97      7/20/05
                   1        48,750           .20         1/21/98      7/20/05
                   1        48,750           .20         7/21/98      7/20/05
                   2        12,500           .20         Various      7/20/01
                          --------
                           500,000
                          ========
                   4       250,000            .50         7/19/96     7/18/99*
                          ========

         *See Note 8 to the financial statements

                            STOCK APPRECIATION RIGHTS

         Mr. Gallagher and Mr. Garrison each hold rights for 500,000 units of Common Stock which were granted at .20 per share and are each entitled to shares based upon increased appreciation of such units at the formula price under certain circumstances:

                                                     Percentage of units
                If the company's market            which are utilizable to
               capitalization is between                 acquire shares
               -------------------------           -----------------------
             $100,000,000 to 199,999,999                   50.00%

             $200,000,000 to 299,999,999                   66.67%

             $300,000,000 or more                          75.00%

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

                               September 30, 1996

NOTE 18: NON-UNITED STATES WHOLLY OWNED SUBSIDIARIES/INCOME TAX MATTERS

         On November 29, 1995, the Company formed Global Gold Armenia Limited and Global Gold Georgia Limited, which were respectively assigned the Armenian and Georgian mining rights from Eyre at the closing on December 1, 1995 (Note 5). The two subsidiaries are Cayman Island entities which were granted a twenty year tax exemption from any law of that jurisdiction which hereafter imposes any tax to be levied on profits, income, gains or appreciation, commencing December 19, 1995.

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

                             GLOBAL GOLD CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

General

        The Company is presently engaged in the development of a gold mining project in Armenia. In addition, the Company has an interest in a gold and copper mining project in Georgia. The Company is currently in the pre-development stage and has not received any revenues from mining activities.

     On May 1, 1996, the Company, the Ministry of Industry of Armenia and Armgold, the Armenian state gold enterprise, executed and delivered the Armenian Joint Venture Agreement. The Armenian Joint Venture Agreement provides for the formation of the Armenian Gold Recovery Company which will construct, operate and market the gold production and provide capital and financing in a multistage development of the Armenian gold industry. Stage 1 involves the processing of an estimated 12 million tonnes of tailings from the Ararat processing plant averaging 1 gram of gold per tonne (based on the Company's preliminary analysis of such tailings, although no independent feasibility study has yet been completed) (the "Tailings Project") and the completion of a comprehensive feasibility study and business plans for the development of the Zod mine. Based on the business plan to be approved by all parties, Stage 2 will consist of engineering and building a gold processing plant at the Zod mine. Stage 3 will consist of engineering and building a gold processing plant at the Meghradzor mine.

     Since the Government of Armenia is not a party to the Armenian Joint Venture Agreement, the Company requested that the Government issue an executive decree confirming the right of the joint venture to export gold and the power of the Ministry of Industry of Armenia and Armgold to make the undertakings set forth in the Armenian Joint Venture Agreement, including, without limitation, that such Armenian parties have good title and unencumbered ownership of all property to be transferred to such joint venture and the power to enter into the Armenian Agreement. The Armenian Government issued such decree on June 29, 1996 requiring the Company to post a $250,000 guaranty insuring that it invests at least $5,000,000 into the project within eight months of such date, and the Company delivered such guaranty, which the Armenian Government advised counsel to the Company orally was acceptable to it. Pursuant to such Agreement, the Ministry of Industry and Armgold are responsible for obtaining all further permits or decrees needed in connection with the project.

     The parties have begun to implement the Tailings Project. On October 7, 1996, the Armenian Government issued a license for a five-year period in implementation of the development plan at Ararat, effective after the registration of the joint venture entity, Armenian Gold Recovery Joint Venture Co. Ltd., with the appropriate Armenian governmental authorities in accordance with applicable Armenian law. The registration of such entity occurred on November 8, 1996. In addition, the mining engineering firm retained in connection with the Armenian Project has obtained bulk ore samples from the tailings site for testing in Canada; however, definitive test results with respect to the rate of recovery of gold therefrom have not been yet been obtained as of the date hereof.

     On May 13, 1996, the Company and Jet-Line Environmental Services Inc. ("Jet-Line") executed and delivered an agreement (the "Loan Extension Agreement") with respect to the convertible promissory note in the principal amount of $300,000 issued by Jet-Line to the

Company (the "Jet-Line Note") under which

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

     However, in June, 1996, Jet Line advised the Company that the Business Loan Center, which issued a U.S. Small Business Administration guaranteed loan to Jet-Line, objected to the implementation of any payments required to be made under the Loan Extension Agreement on the ground that Jet-Line was in default under its loan. As of September 30, 1996 and as of the date hereof, the parties had not resolved such issue, and, accordingly, Jet-Line has not made any of the monthly payments required under the Loan Extension Agreement.

Three months ended September 30, 1996 compared to three months ended September 30, 1995

     Revenues: During the three months ended September 30, 1996, the Company's interest and royalty income was zero, which represented a decrease from the interest and royalty income of $5 for the same period last year, since more of the Company's assets were invested on a non-currently interest-paying basis.

     Administrative Expenses: The Company's administrative expenses for the three months accrual ended September 30, 1996 were $116,162, which represented an increase from the amount of $68,784 paid in the same period last year. Such increase was attributable to the Company's (a) accrual of officers' compensation and (b) the accrual and/or payment of legal and accounting fees and expenses in connection with its retention of counsel to regularize the Company's corporate affairs, to file the Company's 10-QSB for the period ended June 30, 1996 and to obtain financing pursuant to various agreements from different parties, and travel expenses incurred with respect to the Tailings Project and the possible financing thereof.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

     Revenues: During the nine months ended September 30, 1996, the Company's interest and royalty income was zero, which represented a decrease from the interest and royalty interest of $239 for the same period last year, since more of the Company's assets were invested on a non-currently interest-paying basis.

     Administrative Expenses: The Company's administrative expenses for the nine months ended September 30, 1996 were $337,949, which represented an increase from the amount paid of $140,573 in the same period last year. Such increase was attributable to the Company's (a) accrual of officers' compensation and (b) the accrual and/or payment of legal and accounting fees and expenses in connection with its retention of counsel to regularize the Company's corporate affairs, to implement the Company's transaction with Eyre Resources N.L. pursuant to the Asset Purchase Agreement between such parties dated as of June 30, 1995, to file the Company's 10-QSB for the periods ended March 31, 1996 and June 30, 1996 and to obtain financing pursuant to various agreement from different parties and travel expenses incurred in connection with the Tailings Projects and the possible financing thereof.

Liquidity and Capital Resources

     As of September 30, 1996, the Company's had total assets of $2,065,920, of which $9,186 consisted of cash or cash equivalents.

     The Company's plan of operation for the balance of the calendar year 1996 is

     (a) To raise up to $12,000,000 to implement the financing of the Tailings Project in a combination of equity and debt;

     (b) To earn the right to mine production and process gold at the Zod mine in Armenia in accordance with the terms of the Armenian Joint Venture Agreement and, in preparation therefor, to complete the financing of the Tailings Project and to commence an engineering feasibility study on the Zod mine;

     (c) To collect payments of accrued interest and principal on and/or restructure the $300,000 convertible note issued by Jet-Line to the Company; and

     (d) To commence the public trading of the Company's Common Stock.

     As of September 30, 1996, the Company had liquid assets consisting of cash of approximately $9,186. The Company's cash requirement in 1996 in order to meet its contractual obligations under the Tailings Project is $5,000,000 and its cash requirement in 1996 to meet its obligations with respect to the Zod mining project is between $500,000 and $1,000,000. Thus, without additional financing as described herein, the Company would be unable to meet its obligations under the Armenian Joint Venture Agreement or meet its monthly administrative expenses which average approximately $10,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. However, the Company expects to receive additional financing in 1996 from several sources and on terms acceptable to it. The Company is listing below its contemplated financing sources:

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

                    (2) Under Agreement 2, LIM issued a guarantee in the amount of $250,000 in favor of Kilborn SNC/Lavalin Inc. ("Kilborn") guaranteeing the payment by the Company of any of its obligations to Kilborn in connection with its performance of services related to the Company's implementation of the Armenian Joint Venture Agreement.

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

                         (y) Under each of the two Agreements, LIM is required
to return all of the shares of Common Stock of the Company and warrants to purchase such stock issued to it as collateral if no payment is made under the respective guarantees or, if HCL exercises its option to purchase a portion of such shares and warrants, the portion of such shares and warrants as to which HCL does not exercise its option. If LIM makes any payment under its guarantees, the Company would be liable to pay such amount, and, in the event it failed to do so, LIM would be entitled to use the collateral security held by it to satisfy the amount due it. In such circumstances, the number of shares of Common Stock of the Company and warrants LIM would be entitled to retain or sell to satisfy the Company's obligations to it would be determined in accordance with applicable English law.

                         (z) As a condition to LIM's issuance of its two Company
guarantees, LIM required Drury J. Gallagher, the Company's President, and Robert
A. Garrison, the Company's Vice President to guarantee personally, on a joint and several basis, the repayment of any amount paid by LIM pursuant to its guarantees.*

                    (4) As of the date hereof, the collateral security issued by the Company with respect to the guarantee issued by LIM in favor of the Ministry of Industry of Armenia is being held in escrow by an English attorney, subject to the receipt of the written acceptance by the Ministry of Industry of Armenia of the guarantee issued by LIM, which is solely a condition between LIM and the Company. Since there has been no such written acceptance of such guarantee, such property is still held in escrow, although the Tailings Project is being implemented by the Armenian Government as discussed previously and oral acceptance of such guarantee was given.

                    (5) The Company also paid LIM fees of $23,750 for issuing such guarantees, and owes LIM $5,657.50 for its legal fees and other expenses related to the issuance of such guarantees.

                    (6) LIM, in turn, granted HCL Communications Ltd. an option for 61 days from July 18, 1996 to purchase the 2,000,000 shares of the Company's Common Stock at $1.50 per share and the warrants to purchase 4,000,000 shares of the Company's Common Stock at $3 per share held as collateral security by it. Under the Agreements by and among the Company, LIM and HCL, any proceeds received by LIM upon the exercise of such

----------
     * In consideration therefor, the Company on July 19, 1996 granted non-qualified options to each of Messrs. Gallagher and Garrison to purchase 250,000 shares of the Company's common stock at an exercise price of $1.00 per share, which expire on July 18, 1999, under the Company's 1995 Stock Option Plan. On November 4, 1996, the Company amended such exercise price to $0.50 per share because of the Company's failure to obtain the anticipated financing of the Tailings Project from LIM by such date.

option by HCL will be held by it as additional collateral security until the release of the guarantees without any payments being made by LIM thereunder. However, the management of the Company believes that, during the period that the LIM guaranty remains outstanding, the Company will be able to negotiate a release of all funds received by LIM in excess of $250,000, and receive such excess, although there can be no assurance of such result.**

                    (7) The Company gave LIM the right to arrange a lease-purchase rental, borrowing or other facility for the Company to acquire the equipment needed for the Tailings Project, and the Company undertook to accept such offer if the terms were commercially competitive both as to the price of such equipment and the lease terms with respect thereto.

                    (8) The Company also agreed, among other things, to use its best efforts to arrange for the commencement of the public trading of its Common Stock on the NASDAQ electronic bulletin board within 60 days from July 18, 1996 and to seek a NASDAQ Small Cap listing within 90 days of such date, provided that the Company meets the NASDAQ equity requirements in the latter case. As of the date hereof, the Company has not met such NASDAQ equity requirements, and, accordingly, has not sought to have its stock traded on NASDAQ.

     LIM advised the Company in October, 1996 that HCL would not exercise the option described herein, that LIM had no intention to purchase any of the Company's Common Stock or warrants to purchase such stock and that LIM did not intend to arrange any financing or lease for the equipment needed in the Tailings Project. Moreover, LIM's guaranty to Kilborn expired in error on October 27, 1996. The Company decided not to implement the corrected extension thereof for an additional three months, and instead sought the return, pursuant to the applicable provisions of Agreement 2, of the 1,000,000 shares of the Company's Common Stock and warrants to purchase 2,000,000 shares of its Common Stock held as collateral security for such guaranty by LIM.

          (iii) In addition to the above sources, the Company has had discussions with various other financial and institutional sources with respect to the financing of the Tailings Project and the Zod mining project. These discussions have only been preliminary in nature.

----------
     **   In the event LIM and/or HCL Communications Ltd. acquire a certain number of shares of the Company's Common Stock, more than 50% of the shares of the Company's Common Stock may be temporarily owned by non-U.S. persons. In such event, the Company would not be eligible to purchase political risk insurance from the Overseas Private Investment Corporation ("OPIC"). However, management has stated that such potential problems may be overcome in several ways. First, the Company is attempting, to sell shares of its Common Stock to other U.S. persons. Second, political risk insurance may also be acquired from an agency of the World Bank or from private sources.

        After the initial rejection by OPIC by letter dated October 28, 1996 of the Company's application for OPIC coverage of the Tailings Project, the Company has determined preliminarily to seek political risk coverage from the World Bank agency, and requested OPIC to reconsider its application.

     Nevertheless, there can be no assurance that any one or more of the financings listed above will be consummated, or, if so, on terms acceptable to the Company. In the event that no contemplated financing is consummated, the Company does not have sufficient financial resources, in management's opinion, to meet its obligations as of September 30, 1996.

     Accordingly, Mr. Gallagher, the President of the Company, agreed to loan the Company such additional funds as are needed for the Company's continued administrative needs, on an unsecured basis, at 10% simple interest per annum payable on or before December 31, 1996 or earlier out of the proceeds of any financing by the Company of $2,000,000 or more. Pursuant to such agreement, Mr. Gallagher loaned the Company an aggregate of $30,000 between January 1, 1996 and May 13, 1996, which was evidenced by a note for $30,000 dated May 14, 1996. Since May 13, 1996, the Company requested Mr. Gallagher to loan additional amounts to it, which he agreed to do, provided that he was repaid in full for any of his loans made to the Company out of the proceeds of any financing received by the Company of $500,000 or more occurring prior to December 31, 1996. Pursuant to such understanding, Mr. Gallagher loaned an additional $72,500 through August 14, 1996, and the Company issued a new consolidated note for $102,500 and cancelled the earlier issued $30,000 note.

     Based on the Company's needs for additional financing of its operations, Mr. Gallagher agreed to continue to advance funds to the Company for such purpose through June 30, 1997 if he was paid in full by such date or earlier out of the proceeds of any financing received by the Company in excess of $500,000 and provided that the Company also secured his loan with the Jet-Line Note, which the Company agreed to do. The Company also issued a new consolidated note to Mr. Gallagher dated November 12, 1996 evidencing his aggregate loans to the Company of $185,739.02 as of October 28, 1996 and cancelled the earlier consolidated note of $102,500 dated August 14, 1996.

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

     Item 6.   Exhibits and Reports on Form 8-K

     1. (a) The following documents are filed as part of this report: Financial Statement of the Company (unaudited), including Compilation Report of Independent Certified Public Accountants, Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders Equity, Statement of Cash Flows and Notes to Financial Statement as at and for the period ended September 30, 1996.

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


                                     GLOBAL GOLD CORPORATION



Dated:   November ___, 1996          By:
                                        ------------------------------------
                                          Drury J. Gallagher, President
                                          and Treasurer (Principal Executive
                                          and Financial Officer)