Form 10KSB40
period 1996-12-31
GLOBAL GOLD CORP
filed 1997-04-14
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

         [X]   15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the fiscal year ended December 31, 1996

         [ ]   15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from ________________ to _________________

                            Commission file 02-69494

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


           438 West 37th Street, Suite 5-G, New York, New York 10018
           ---------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

Issuer's telephone number (212) 563-5933

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class           (Name of each exchange on which registered)
      -------------------           -------------------------------------------

      None
      -------------------           -------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                                     None
                  ------------------------------------------
                               (Title of Class)

                  ------------------------------------------
                               (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|.

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year ending December 31, 1996 were $389.

      The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was $219,807.(1)

      As of December 31, 1996 there were 2,198,074 Shares of the registrant's Common Stock outstanding.(2)

----------
      (1) The Company's Common Stock is not publicly traded. However, the Board of Directors of the Company determined that fair market value of the Common Stock was $0.10 per share.

      (2) This number is computed after taking into account the 1 for 10 reverse split of the shares of Common Stock of the Company, effective as of December 31, 1996 (the "Reverse Split").

ITEM 1. DESCRIPTION OF BUSINESS

(A)   General Overview

      The Company is presently engaged in the development of a gold mining project in Armenia, and is currently considering pursuing a gold and copper mining project in Georgia (both of which countries are members of Commonwealth of Independent States). The Company is currently in the pre-development stage and has not received any revenues from mining activities. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company."

(B)   Armenian Mining Project

      (a) Armenian Joint Venture Agreement

      The Company, the Ministry of Industry of Armenia and Armgold, S.E., the Armenian state gold enterprise, executed and delivered the Armenian Joint Venture Agreement, dated as of May 1, 1996. The Company thereafter assigned its rights and obligations thereunder to Global Gold Armenia Limited, its wholly-owned Cayman Islands subsidiary ("GGA"). The Armenian Joint Venture Agreement contemplates the formation of the Armenian Gold Recovery Joint Venture Co. Ltd., a limited liability company under Armenian law ("AGRC"), which will construct, operate and market the gold production and provide capital and financing in a multistage development of the Armenian gold industry. Stage 1 of the Armenian Joint Venture Agreement involves the processing of an estimated 12 million tonnes of tailings from the Ararat processing plant, which the Company believes average 1 gram of gold per tonne (based on the independent metallurgical study obtained by the Company) (the "Tailings Project") and the completion of a comprehensive feasibility study and business plans for the development of the Zod mine. Based on the business plans to be approved by all parties, Stage 2 will consist of engineering and building a gold processing plant at the Zod mine, and Stage 3 will consist of engineering and building a gold processing plant at the Meghradzor mine.

      As an additional measure of legal authority, the Company requested that the Government issue a decree confirming the right of the joint venture to export gold and the power of the Ministry of Industry of Armenia and Armgold to make the undertakings set forth in the Armenian Joint Venture Agreement, including, without limitation, that such Armenian parties have good title and unencumbered ownership of all property to be transferred to such joint venture and the power to enter into the Armenian Joint Venture Agreement. The Armenian Government issued such decree on June 29, 1996 requiring the Company to post a $250,000 guaranty in favor of the Ministry of Finance insuring that it invests at least $5,000,000 into the project within eight months of such date, and the Company delivered such guaranty, which the Armenian Government advised counsel to the Company orally and later in a letter from the Minister of Finance was acceptable to it. Pursuant to the Joint Venture Agreement, the Ministry of Industry and Armgold are responsible for obtaining all further permits or decrees needed in connection with the project.

      Under the Armenian Joint Venture Agreement:

      1. The profits or products of the AGRC will initially be used to pay any applicable debt service and thereafter will be distributable to GGA and the Armenian parties based on a sliding scale correlated to the percentage of gold extracted from the tailings from 50% - 50% to 66 2/3% - 33 1/3%. By virtue of the test results concerning the tailings ore, GGA anticipates that it will be entitled to 66 2/3% of the profits of AGRC, while Armgold will be entitled to 33 1/3% thereof;

      2. AGRC was granted a two-year tax holiday, followed by eight years at half tax (which is equivalent to a 15% tax at current rates), as permitted under Armenian law for foreign investment.

      3. Each of GGA and Armgold owns 50% of the equity of the AGRC.

      4. GGA has rights to participate in the development of the Zod and Meghradzor mines, construction of a possible new refinery, the Ararat mill and exploration work, in each case subject to certain conditions. However, GGA rights in these projects depend on the approval of proposed business plans and the conclusion of additional agreements with the Armenian authorities. In the event that GGA does not conclude such agreements, it shall have a right of first refusal with respect to each such project.

      5. GGA was required to provide $5,000,000 of equipment for the project at the Ararat tailings site and to provide through December 31, 1996 an additional $4,500,000 in connection with the operation of the tailings processing plan.

      6. In addition thereto, GGA has to provide a number of additional services for the project, including management, modern western technology, engineering and design services, marketing, trading and other ancillary services as set forth in the Armenian Joint Venture Agreement.

      (b) Tailings Project

      The parties have begun to implement the Tailings Project. On October 7, 1996, the Armenian Government issued a license for a five-year period in implementation of the development plan at the Ararat tailings site, effective after the registration of the joint venture entity, AGRC, with the appropriate Armenian governmental authorities in accordance with applicable Armenian law. The registration of such entity occurred on November 8, 1996. In addition, the mining engineering firm retained in connection with the project obtained bulk ore samples from the tailings site for testing in Canada. An independent laboratory, which analyzed such samples, advised the Company, in its written report in February, 1997, that the test results showed that approximately one and one-tenth gram of gold exists in each metric tonne of the ore at the site covered by the Tailings Project and recovery of gold could be approximately .55 grams per tonne, although there can be no assurance thereof.

       Pursuant to the decree issued in connection with the Armenian Joint Venture Agreement, GGA was required to invest $5,000,000 in the Tailings Project on or before February 1, 1997. Such requirement was met on or before such date, and the Armenian Joint Venture Agreement's different financial requirements (reflected in item 5 above) were waived by the parties. Thus, as of February 1, 1997, GGA had a definitive agreement authorized by an Armenian government decree granting it fixed rights to process tailings from the Ararat site.

      Pursuant to the Armenian Joint Venture Agreement, AGRC is now engaged in the final engineering and initial construction for the Tailings Project. AGRC entered into a Tailings Dam Construction Contract with Armhydro for $640,000 on January 31, 1997. AGRC also retained a Canadian engineering firm, under a contract for Engineering, Procurement and Construction Management Services Agreement dated January 31, 1997, under which the compensation payable to the contractor under Phase I of the project is $4,500,000. Operation of the tailings processing plant is planned for September, 1997, although construction and other contingencies exist which may delay meeting such target date.

      While the Company has been advised that proven reserves exist in the Tailings Project and that the mining thereof can be done on a profitable basis, there can be no assurance of such result.

      (c) Financing of the Armenian Mining Project - First Dynasty Mines Ltd.

      Throughout 1996 and into January, 1997, the Company had discussions with many unrelated parties in connection with arranging for the financing of the Tailings Project. As of January 31, 1997, the Company and GGA reached an agreement with First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ.

      The Company, GGA and First Dynasty entered into a preliminary agreement dated January 27, 1997 whereby First Dynasty has the right, subject to certain conditions, to advance funds in stages necessary for the implementation of the Tailings Project and the preparation of engineering and business plan materials for the remaining Armenian mining projects (the "First Dynasty Agreement"). The principal terms of the First Dynasty Agreement are set forth below:

      1. All funds advanced by First Dynasty will be advanced to GGA as debt, which is convertible into stock of GGA, at First Dynasty's option, as follows:

            (a) The first $6,480,000 of debt is convertible into 25% of the capital stock of GGA.

            (b) The next $3,520,000 of debt, together with the advance described in 1(a) above, is convertible into 51% of the capital stock of GGA.

            (c) For every additional $.5 million invested for expenditures advanced in respect of the development of the Zod and Meghradzor mines (excluding the $10 million Tailings Project expenditure) as a loan to GGA, such debt is convertible into an additional 1% of the capital stock of GGA, up to a maximum of 80% of the issued and outstanding shares of capital stock of GGA. Thus, upon advancing a total of $24,500,000 in the Armenian mining projects, First Dynasty would be entitled to acquire 80% of the shares of GGA, if First Dynasty elects to convert all of its debt into equity.

      2. Upon obtaining 80% of the capital stock of GGA, First Dynasty would be entitled to acquire the remaining 20% of the outstanding of capital stock of GGA by issuance of $10,000,000 value of its common stock based on the market price of such shares at a deemed price of $2.50 per share, except that such $10,000,000 value of such shares will be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines (which are established after drilling at a depth at a particular time as agreed) exceed five million ounces (such that the $10,000,000 value is based on mineable reserves of 5 million ounces).

      3. Appropriate employment arrangements would be entered into between GGA and Messrs. Gallagher and Garrison on mutually agreeable terms.

      4. The parties agreed to enter into a shareholders agreement (which will be designed to govern the ongoing affairs of GGA) to provide, among other things, that (i) from the date of the release of the escrow of the Initial Commitments (as defined below), First Dynasty will be entitled to appoint two of the five directors of GGA with the right to designate three of the five directors if First Dynasty acquires 51% to 80% of the capital stock of GGA and thereafter increase its representation of directors proportionate to its ownership; (ii) GGA would appoint one representative of First Dynasty to the AGRC board initially, increasing to two of three appointed by GGA if First Dynasty acquires ownership of at least 51% of the capital stock of GGA; and
(iii) there would be certain matters requiring joint approval of the shareholders of GGA, subject to the Company's entitlement to one representative on the AGRC board for so long as it holds at least 20% of the capital stock of GGA.

      5. The Company, GGA and First Dynasty agreed to enter into definitive agreements with respect to the financing of the Armenian mining projects as soon as reasonably practicable after the end of First Dynasty's due diligence period. Such due diligence period lasts until March 30, 1997 or such other mutually agreeable date (but not beyond April 15, 1997 unless otherwise agreed by the parties). Such definitive agreement will incorporate the terms and conditions of the First Dynasty Agreement together with certain representation of warranties and covenants related thereto.

      Pursuant to the First Dynasty Agreement, First Dynasty carried out certain initial commitments described below (collectively the "Initial Commitments"):

            a. First Dynasty loaned $675,000 to GGA to repay 50% of the outstanding payables of $1,350,000 incurred by the Company and GGA.

            b. Upon the signing of the $640,000 Tailings Dams construction contract with Armhydro, First Dynasty funded $5,000, and on or before February 10, 1997, advanced an additional $91,000, and, thereafter, First Dynasty has agreed to fund the balance.

            c. First Dynasty agreed to guarantee or co-sign for up to $3,500,000 of the equipment purchase contract and up to $1,000,000 of the engineering, procurement, construction management agreement between AGRC and a Canadian engineering firm. Also, First Dynasty agreed to advance funding for expenditures thereunder as jointly agreed by the Company and First Dynasty from time to time, subject to certain cancellation provisions agreed to by First Dynasty.

            d. First Dynasty further agreed to loan $675,000 to GGA, to cover the balance of the outstanding payables, on March 31, 1997 (if sufficient outstanding warrants to purchase First Dynasty common stock were exercised prior to the first expiration date thereof of March 13, 1997) or 90 days after the signing of the First Dynasty Agreement.

      The initial payment of $675,000 was in fact advanced by First Dynasty and disbursed according to the agreement.

      The Company and GGA are now negotiating the terms of the definitive agreement by and among them. While the Company believes that a definitive agreement will be executed and delivered by such parties, there can be no assurance of such result.

      (d) Mining Plans

      GGA, in conjunction with First Dynasty, is currently negotiating with the Armenian Government to obtain for AGRC, or separate, similar joint venture companies, rights to mine and process gold at the Zod and Meghradzor mines on a schedule which is faster than anticipated by the May 1, 1996 Joint Venture Agreement, although there can be no assurance of the outcome thereof.

     The gold mine in Zod, one of the world's larger gold mines, has been in operation since about 1975. The mine has a structure of over 5 kilometers in length; only 2 kilometers of the gold structure has been explored and tested, and reserves have been established by Armenia and Russian geologists. Zod is located in eastern Armenia within fifteen kilometers of the Soviet border between Armenia and Azerbaijan according to various maps. The de facto border is substantially farther away and the Armenian Government has represented that it has good title to the mine. The Azerbaijan Government has recently stated that it had sent notes of protest to the U.S. Embassy in Armenia questioning the appropriateness of an American company carrying on activities so close to occupied territories at the Zod mine. The U.S. Embassy has no record of receipt of such protests. Engineering studies undertaken by the Government Armenia state that there are proven gold reserves of approximately 5,000,000 ounces of gold. However, these reserve figures have not been independently confirmed by the Company at this time and there can be no assurance that reserves in such amount exist, or, if they exist, can be mined on a profitable basis.

      The ore at Zod has been mined historically by open pit and underground methods. The ore from the mine site has been shipped to the Ararat processing plant located approximately 275 kilometers from the mine site. Mining had been conducted at the Zod mine site at an average annual rate before 1996 of approximately 60,000 tonnes of ore per year by both underground and open-cut operations, but such mining operations ceased in November, 1996 due to lack of funding. The Company believes that such average tonnage constitutes less than the mine's capacity.

      The Meghradzor mine is situated in Central Armenia some 75 kilometers north of Yerevan. The mine has produced approximately 300,000 tonnes of ore since commencing production in 1987. The ore produced by the mine is hauled by railroad approximately 100 kilometers to the Ararat treatment plant. Like Zod, Meghradzor has the benefit of excellent regional infrastructure including sealed road and railroad access to the site and connection to the Armenian Power Grid. Current production levels are less than 2,000 metric tonnes per month due to many similar issues which face the Zod mine including low re-investment, poor equipment availability, lack of consumables and the high costs associated with railing of crude ore to Ararat.

      As with Zod, underground exploration has been accomplished by extensive underground mine development in addition to drilling, with the result that over 60 kilometers of underground workings exist.

      Engineering studies undertaken by the Government of Armenia state that there are proven gold reserves of approximately 700,000 ounces of gold. However, these reserve figures have not been independently confirmed by the Company at this time and there can be no assurance that reserves in such amount exist, or, if they exist, can be mined on a profitable basis.

      Based on projections furnished by independent engineering firms, the Company believes that approximately $10,000,000 is needed in the first phase of the project, $80,000,000 in the second phase of the project and $100,000,000 in the third phase of the project. The funds for the first phase would be used primarily to construct a new tailings processing plant. The funds for the second phase would be used to construct a new processing plant at the Zod mine site with a capacity of processing 1,000,000 metric tonnes per year and to redesign the mine. Of the sum of $100,000,000 for the third phase, $60,000,000 would be used to increase the capacity of the Zod processing plant to 2,500,000 metric tonnes per year. The additional $35,000,000 in phase three is proposed to be used to construct a processing plant at the Meghradzor mine with a capacity of processing 200,000 metric tonnes per year. Also, an additional $5,000,000 on phase three is proposed to be used to build a gold refinery in Armenia with a capacity of refining 300,000 ounces of gold annually. However, since the Company has not conducted any feasibility study with respect to these projects, the ultimate financing needs for these projects might vary substantially from that set forth above.

(C) Georgia Mining Project

      (a) Existing Agreements

            1. Current Status

      Pursuant to the Asset Purchase Agreement between Eyre Resources N.L. ("Eyre") and the

Company dated as of June 30, 1995 (the "Agreement"), the Company, through its wholly-owned subsidiary, Global Gold Georgia Limited, succeeded by an assignment dated December 1, 1995 to all of Eyre's rights in the Georgian Project (as defined therein, as further described in Item 12 hereof).

      Eyre signed a Foundation Agreement(3), dated April 22, 1995, together with the charter of the

----------

      (3) The Foundation Agreement provided that:

            1. Eyre was to have a 50% interest in the GJV Co.

            2. RCPA was to contribute buildings and equipment and certain rights under its license for development of the Madneuli deposit and pay the expenses of formation of the GJV Co. and provide and guarantee access to ore material and relevant information.

            3. The Company or its wholly-owned subsidiary, upon the assignment of Eyre's interest in the Foundation Agreement, was to provide capital investments, management, control, engineering, construction and other technical, marketing and other services.

            4. Contributions to the Charter Fund were to be $10,000, to be made by the Company or its wholly-owned subsidiary upon the assignment by Eyre of its joint venture interest to it and be deemed to be a contribution of 50% by the parties to the Foundation Agreement.

            5. The Foundation Agreement provided for management of the GJV Co. pursuant to a Board of Directors of four individuals, two of which were to be designated by each party, with the Chairman to be appointed by the majority shareholder.

            6. Prior to recovery of capital by the non-Georgian party, net profits of the GJV Co. after expenses were to be distributed as follows:

                  (i)   RCPA - 9.75%

                  (ii)  The Company - 9.75%

                  (iii) Panquest - .25%

                  (iv)  Sinking Fund - .25%, and

                  (v)   Capital Repayments - 80%.

            7. After recovery of capital, the net profits were to be distributed as follows:

                  (i) RCPA - according to shareholdings (i.e. share of the Foundation Fund, which shares could be changed only by unanimous vote of the participants), less 2.5% to the Sinking Fund, and

                  (ii) The Company (or its wholly-owned subsidiary) - according to shareholdings less 2.5% to Panquest.

            8. The GJV Co. was to be entitled to certain tax concessions provided to certain foreign investments.

limited liability company to be formed (the "Foundation Agreement"), with Research-Cum-Production Amalgamation "Madneuli" ("RCPA"), a legal entity formed under Georgian legislation, pursuant to which the parties agreed to the formation of a joint venture limited liability company called "Madneuli Copper Gold J.V." (the "GJV Co.") under Georgian law to carry out the mining of the Madneuli deposits and apply modern mining techniques in Georgia, including carrying out prospecting activities, together with certain unrelated activities that the Company currently has no plans to implement.

      Legislation enacted by the Government of Georgia in 1995 required that the license under which certain rights will be granted to the GJV Co. pursuant to the Foundation Agreement to be re-registered with a newly-created licensing bureau of the Ministry of Environmental Protection. The bureau in question reviews the prior license and determines whether it was legally issued. If the license holder fails to re-register, the license will be suspended until re-registration occurs, which may result in the permanent suspension of the license. However, no application for the re-registration of the license in question was filed by Eyre. The director of RCPA who signed the Foundation Agreement was removed from his position. Moreover, under newly enacted law, in connection with re-registration of licenses, concessions may have to be obtained from the Government of Georgia. Such concessions would be the subject of a concessional contract requiring certain terms required under the new law.

      As of the date hereof, neither the Company or Global Gold Georgia Limited has any rights to the Madneuli mining project. The Company recently learned that the Georgian Government is planning to privatize the development of the Madneuli mine through a public bidding process which is slated to end on April 15, 1997. Since the structure of the Madneuli mining project under the public tender differs markedly from that contemplated under the Asset Purchase Agreement between the Company and Eyre dated as of June 30, 1995, the Company has decided not to submit a bid for the development of the Madneuli mining project. Thus, there can be no assurance that the Company will be successful in acquiring any rights or concluding any definitive agreements with respect to the Madneuli mining project, or, if so, on terms acceptable to it. Furthermore, if the Company does acquire any rights to the Madneuli mining project, there can be no assurance that it will be able to obtain financing for the acquisition or development thereof, or, if so, on terms acceptable to the Company.

      (b) Madneuli Mine

      The Madneuli deposit has been in operation since about 1975, and is located approximately 75 kilometers to the southwest of Tiblisi, the capital of Georgia. The ore body at Madneuli was discovered in 1952 and exploration continued until production commenced in 1975. The mine currently employs approximately 1400 people.

----------

            9. Disputes arising under the Foundation Agreement were to be subject to arbitration at the Arbitration Court in Stockholm, Sweden.

      The mine is an open-pit operation. Engineering studies undertaken by the Government of Georgia indicate that there are proved and probable reserves of 26,000,000 metric tonnes of ore with copper of 1% and .7% of gram of gold per tonne at the Madneuli mine. However, these reserve figures have not been independently confirmed by the Company at this time, and there can be no assurance that reserves in such amount exist, or, if they exist, can be mined on a profitable basis. The Company believes that the mine is operating at substantially less than its planned capacity.

(D) Recent Activities

      (a) Investment in Jet-Line Environmental Services, Inc.; Restructuring of Investment

      Jet-Line Environmental Services, Inc. ("Jet-Line") is a privately-held Delaware corporation organized in 1970, and is engaged in providing various environmental clean-up services for a variety of customers, including fuel service, laboratory services, disposable services, transportation and safety and compliance services. A copy of Jet-Line's compiled and unaudited financial statement for the calendar year ended December 31, 1996 showed a loss of approximately $377,000 for such year.

      On April 21, 1993, the Company loaned $300,000 to Jet-Line, which is evidenced by Jet-Line's promissory note that originally was convertible into 20% of Jet-Line's common stock, and 25% of its common stock upon the payment (upon conversion) to Jet-Line of $75,000, at the option of the Company, as provided therein (the "Jet-Line Note"). The Jet-Line Note, which matured on April 21, 1996 and which was restructured on May 13, 1996, is secured by a pledge of transportation equipment and machinery and equipment used in Jet-Line's business and a Jet-Line owned warehouse and office laboratory building totalling 22,500 square feet located on one acre of land. The total appraisal value of the assets when made in part in December, 1992 and in part in early 1993 was in excess of a total of $1,500,000, but the Company does not know the appraised value of such collateral at present since no updated appraisal of such assets has been made. Prior to such transaction, Jet-Line had no affiliation of any kind with the Company or its stockholders.

      The Jet-Line note is subordinated to an SBA loan from the Business Loan Center to Jet-Line in the original principal amount of $550,000 (the "SBA Loan"), which has been reduced to approximately $500,000 as of the date hereof. Payments are permitted to be made on the Jet-Line Note to the Company to the extent permitted under the United States Small Business Administration Authorization and Loan Agreement for the SBA Loan made. However, if Jet-Line has a default under the SBA Loan or suffers an adverse change in its financial condition, assets or business, Jet-Line will not then be permitted to make payments of the Company on the Jet-Line Note. Thus, since Jet-Line is currently in default on the SBA Loan, the Company is not receiving any payment on the Jet-Line Note. Moreover, since the inception of the Jet-Line Note, the Company has not received any interest or principal payments thereunder and has merely accrued interest thereunder.

      On May 13, 1996, the Company and Jet-Line executed and delivered an agreement (the "Loan Extension Agreement") with respect to the Jet-Line Note under which

            (a) the parties extended the maturity of the Jet-Line Note until December 31, 1996, including all unpaid interest, except for the interim interest payments described in (b) below;

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

            (d) the Company would have the right to convert the Jet-Line Note into an additional five percent of the issued and outstanding common stock of Jet-Line outstanding after its conversion (thereby bringing its interest to 25% of such stock) upon payment of $37,500 (instead of $75,000) at the time of such exercise; and

            (e) the Company also obtained the right to convert the Jet-Line Note into an additional five percent of the Jet-Line common stock issued and outstanding after such conversion (thereby potentially bringing its interest to 30% of such stock) upon the payment of an additional $100,000 in cash at the time of such exercise.

      However, in June, 1996, Jet-Line advised the Company that the Business Loan Center, which issued a U.S. Small Business Administration guaranteed loan to Jet-Line, objected to the implementation of any payments required to be made under the Loan Extension Agreement on the ground that Jet-Line was in default under its SBA-guaranteed loan. Accordingly, Jet-Line has not made any of the monthly payments required under the Loan Extension Agreement.

      Since Jet-Line has been experiencing operating losses, and lacks adequate liquid resources, it is highly unlikely that Jet-Line will be able to pay the full amount of the principal and accrued interest on the Jet-Line Note. In addition, Jet-Line advised the Company in early March, 1997 that it received a notice of the revocation of its license to operate its business in Massachusetts, and of a $100,000 fine, from the Massachusetts environmental authorities, and Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. As a result, Jet-Line has been requested by such authorities to sell its facility in Massachusetts, and Jet-Line is now engaged in negotiations with a potential buyer with respect to such sale. The Company sent Jet-Line a written notice of default and demand for payment on March 14, 1997, and a further demand letter on April 2, 1997, and is considering whether to sell the assets in which it holds a first security interest. The Company has also requested Jet-Line to seek an additional financing and to use part of the proceeds therefrom to satisfy the Jet-Line Note in full. However, there can be no assurance that Jet-Line will be able to consummate such sale or obtain such a financing. Thus, there can be no assurance that the Company will ultimately be paid the full principal amount of, and accrued interest on, the Jet-Line Note.

      (b) Loan to Envirotherm

      The Company made a loan of $25,000 to Envirotherm on October 17, 1994. Such loan was guaranteed by Jeffrey Aspacher and B. Ryland Wiggs, two shareholders of Envirotherm, who in 1996 and 1995 filed bankruptcy proceedings, respectively. In addition, such loan was secured by an interest in certain patent rights held by Mr. Wiggs. Also, the Company provided certain administrative services to Envirotherm, including the furnishing of office space to one of its officers. Under the parties' agreement, the sum of $27,500 was due and payable on November 17, 1995, the sum of $30,000 was due and payable on December 17, 1994, the sum of $37,500 on January 17, 1995, $50,000 on April 17,
1995, and, in the event of a default, the sum of $100,000 would be payable on October 17, 1995. The loan was not repaid despite the Company's attempts to collect the same.

      Envirotherm is a Delaware corporation organized in September, 1994 and was engaged in manufacturing and selling geothermal heating and cooling units and other products. The Company began its first shipment of the products in July, 1995, experienced operating losses and went out of business in early 1996. As of March 1, 1996, Envirotherm was dissolved under Delaware law by virtue of its non-payment of Delaware franchise taxes.

      As a result of Envirotherm's dissolution and inability to pay the loan, the Company treated such loan as worthless as of December 31, 1996.

      Mr. Gallagher owns 4% of the common stock of Envirotherm, which he received for consulting services rendered by him subsequent to and independent of the loan transaction described above.

      (c) Offering of Convertible Notes of the Company

      Pursuant to the Confidential Private Offering Memorandum dated May 17, 1995, as amended, the Company sold the maximum of $500,000 principal amount of its 10% Convertible Notes, which had a maturity date of September 30, 1996 (the "Offering"). The Offering of Convertible Notes, Warrants and Common Stock was offered pursuant to the Memorandum solely to persons who are "accredited investors" as defined in Regulation D promulgated under the Securities Act of 1933, as amended (the "Securities Act"), in a transaction exempt from registration thereunder. The final date of the closing of the Offering was December 31, 1995.

      The Company undertook the Offering in order to raise additional funds for the Company to enable it to engage in the development and commercial exploitation of the Armenian and Georgian Mining projects, in an attempt to generate a potential and substantial asset base and potential future profitability for the Company as part of the Company's long-term strategy to develop profitable mining operations abroad.

      All of the $500,000 principal amount of Convertible Notes was automatically converted pursuant to their terms into an aggregate of 2,000,000 shares of Common Stock (prior to the Reverse Split) and warrants to purchase 4,000,000 shares of the Company's Common Stock (prior to the Reverse Split), at an exercise price of $0.50 per share, which warrants will expire on December 31, 1997 after the several amendments made thereto extending the expiration date thereof (the "Warrants"). Since all of the automatic conversion conditions were satisfied in 1995, there were no Convertible Notes of the Company outstanding as of December 31, 1995 or thereafter.

      (d) Transaction with London & International Mercantile Limited.

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

            (3) (x) As collateral security for undertaking each such guarantee, the Company issued to LIM the following security for each guarantee: (a) 1,000,000 shares of the Company's Common Stock and (b) three warrants to purchase 666,667, 666,667 and 666,666 shares of the Company's Common Stock, respectively, or a total of 2,000,000 shares, at an exercise price of $3.00 per share, (all computed prior to the Reverse Split) . The first warrant was to expire on the earlier of (a) June 15, 1997, or (b) 60 days after the receipt by the Company of the feasibility study from Kilborn reflecting that the Zod mine in Armenia has proven reserves in excess of $1,000,000,000. The second warrant was to expire on the earlier of (a) December 15, 1997 or (b) 60 days after the receipt by the Company of the feasibility study from Kilborn reflecting that the Zod mine in Armenia has proven reserves in excess of $1,000,000,000 (all computed prior to the Reverse Split). The third warrant was to expire on the earlier of (a) June 15, 1998 or (b) 60 days after the receipt by the Company of the feasibility study from Kilborn reflecting that the Zod mine in Armenia has proven reserves in excess of $1,000,000,000. Thus, the Company issued a total of 2,000,000 shares of its Common Stock and warrants to purchase 4,000,000 shares of its Common Stock at an exercise price of $3 per share.

                  (y) Under each of the two Agreements, LIM was required to return all of the shares of Common Stock of the Company and warrants to purchase such stock issued to it as collateral if no payment was made under the respective guarantees or, if HCL exercised its option to purchase a portion of such shares and warrants, the portion of such shares and warrants as to which HCL did not exercise its option. If LIM made any payment under its guarantees, the Company would be liable to pay such amount, and, in the event it failed to do so, LIM would be entitled to use the collateral security held by it to satisfy the amount due it. In such circumstances, the number of shares of Common Stock of the Company and warrants LIM would be entitled to retain or sell to satisfy the Company's obligations to it would be determined in accordance with applicable English law.

                  (z) As a condition to LIM's issuance of its two Company guarantees, LIM required Drury J. Gallagher, the Company's President, and Robert
A. Garrison, the Company's Vice President to guarantee personally, on a joint and several basis, the repayment of any amount paid by LIM pursuant to its guarantees.****

            (4) The collateral security issued by the Company with respect to the guarantee issued by LIM in favor of the Ministry of Industry of Armenia was held in escrow by an English attorney, subject to the receipt of the written acceptance by the Ministry of Industry of Armenia of the guarantee issued by LIM which is a condition only between LIM and the Company. Since there had never been any such written acceptance of such guarantee, such property was held in escrow, although the Tailings Project had been implemented by the Armenian Government as discussed previously and oral acceptance of such guarantee was given.

            (5) The Company also paid LIM fees of $23,750 for issuing such guarantees, and owes LIM $5,657.50 for its legal fees and other expenses related to the issuance of such guarantees.

            (6) LIM, in turn, granted HCL Communications Ltd. an option for 61 days from July 18, 1996 to purchase the 2,000,000 shares of the Company's Common Stock at $1.50 per share and the warrants to purchase 4,000,000 shares of the Company's Common Stock at $3 per share held as collateral security by it (all computed prior the Reverse Split). Under the Agreements by and among the Company, LIM and HCL, any proceeds received by LIM upon the exercise of such option by HCL were to be held by it as additional collateral security until the release of the guarantees without any payments being made by LIM thereunder.

            (7) The Company gave LIM the right to arrange a lease-purchase rental, borrowing or other facility for the Company to acquire the equipment needed for the Tailings Project, and the

----------
      **** In consideration therefor, the Company on July 19, 1996 granted non-qualified options to each of Messrs. Gallagher and Garrison to purchase 250,000 shares of the Company's Common Stock (computed prior to the Reverse Split) at an exercise price of $1.00 per share, which expire on July 18, 1999, under the Company's 1995 Stock Option Plan. On November 4, 1996, the Company amended such exercise price to $0.50 per share because of the Company's failure to obtain the anticipated financing of the Tailings Project from LIM by such date. Such options were cancelled as of January 3, 1997. See Item 12(A) for a description of the transaction covering such cancellation.

Company undertook to accept such offer if the terms were commercially competitive both as to the price of such equipment and the lease terms with respect thereto.

            (8) The Company also agreed, among other things, to use its best efforts to arrange for the commencement of the public trading of its Common Stock on the NASDAQ electronic bulletin board within 60 days from July 18, 1996 and to seek a NASDAQ Small Cap listing within 90 days of such date, provided that the Company met the NASDAQ equity requirements in the latter case. However, since the Company did not meet such NASDAQ equity requirements, it never sought to have its stock traded on NASDAQ.

      LIM advised the Company in October, 1996 that HCL would not exercise the option described herein, that LIM had no intention to purchase any of the Company's Common Stock or warrants to purchase such stock and that LIM did not intend to arrange any financing or lease for the equipment needed in the Tailings Project. Moreover, LIM's guaranty to Kilborn expired in error on October 27, 1996. The Company decided not to implement the corrected extension thereof for an additional three months, and instead obtained the return and cancellation, pursuant to the applicable provisions of Agreement 2, of the 1,000,000 shares of the Company's Common Stock and warrants to purchase 2,000,000 shares of its Common Stock held as collateral security for such guaranty by LIM (computed prior to the Reverse Split).

      Moreover, since the Company and GGA met the terms of the decree issued by the Armenian Government of the Armenian Joint Venture Agreement on or before February 1, 1997, LIM had no liability under its second $250,000 guarantee. As a result, the Company obtained the return and surrender, pursuant to the provisions of Agreement 1, of the 1,000,000 shares of the Company's Common Stock and warrants to purchase 2,000,000 shares of its Common Stock held as collateral security by LIM for such guarantee (computed prior to the Reverse Split).

      Thus, all shares of the Company's Common Stock and warrants to purchase such stock issued to LIM as collateral security have been cancelled.

      (e) Reverse Split

      Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in 1996 requested that the Company undertake a reverse split of its Common Stock to decrease the number of shares outstanding and thereby facilitate possible future financings. Accordingly, the Company effected a 1 for 10 reverse split of its common stock effective as of December 31, 1996. Such step was taken by the written consent of the holders of a majority of the Company's issued and outstanding shares of Common Stock. By virtue of the Reverse Split, each stockholder's number of shares of Common Stock became 1/10th of the number previously held. The Company filed its Certificate of Amendment to the Certificate of Corporation with respect to the reverse split with the Delaware Secretary of State on December 31, 1996.

      (f) Employees.

      As of December 31, 1996, the Company had two employees, one of whom was in charge of the overall business of the Company on a part-time basis, and one who is principally involved in overseeing the Company's proposed mining activities on a part-time basis, and two independent contractors who provide administrative and clerical services on a part-time basis.

(E) Special Considerations

      The following risk factors should be considered in connection with an evaluation of the business of the Company:

No Prior Operating History; Failure to File Reports with the SEC

      The Company was incorporated on February 21, 1980, and closed a public offering of the Common Stock in January, 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on NASDAQ because of the theft of substantially all of the cash funds of the Company derived from the proceeds of the public offering by its then president, Samuel McNell in July, 1981. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. While the Company filed its Form 10-KSB for the calendar years 1994 and 1995 and its Form 10-QSB commencing with the quarter ended ended March 31, 1995 and each quarter thereafter through and including September 30, 1996 and filed audited financial statements with the Form 10-KSB for calendar year 1994 covering calendar years 1987, 1988, 1989, 1990, 1992, 1993 and 1994, and covering calendar year 1995 with the Form 10-KSB filed for such year, there can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or prevent the future trading of the Company's stock on public markets. Furthermore, the Company's past failure to file reports with the SEC may have an adverse impact on the Company's ability to have the shares of Common Stock listed for trading on NASDAQ in the event that the Company is otherwise able to meet the NASDAQ Stock Market listing standards in the future.

Development Stage Company

      Since the Company never engaged in the active of conduct of a trade or business, it has not generated any revenues to date, with the exception of interest income on the funds recovered by the Company it in the lawsuits prosecuted by it as a result of the theft of the Company's funds. The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control. These include, without limitation, unanticipated problems and additional cost relating to the development, production, marketing, and competition. The Company expects to incur operating losses for the near term future and, in any event, until such time as it derives substantial revenues from the sale of concentrates containing gold and copper, if any. There can be no assurance that the Company will develop successful operations.

      If, as anticipated, the Company, GGA and First Dynasty sign definitive agreement covering the development of the contemplated Armenian mining projects, the Company believes that it, in conjunction with First Dynasty, should be able to obtain the financing needed for the development of such projects. However there can be no assurance that the Company and GGA will be able to enter into a definitive agreement with First Dynasty. Furthermore, even if such definitive agreement is signed, there can be no assurance that such parties will be able to obtain the requisite full financing needed for the projects, or, if so, on terms acceptable to them.

Need for Additional Cash

      The Company needs substantial additional funds to develop the mining projects in Armenia (and Georgia as well if it obtains any definitive rights to any mining project there) and to fund the operations thereof. If the Company raises no additional financing either through First Dynasty or otherwise, the Company still may be able to exploit certain opportunities to develop gold projects in Armenia through the sale thereof. Although the Company believes that such an opportunity is a valuable asset, there can be no assurance of such result. If the Company and GGA do not enter into a definitive agreement with First Dynasty, the Company and GGA may not be able to benefit in any significant way from such project, and may be forced to sell its interest in such project to other potentially interested parties. In addition, while the Company does not intend to bid in the public tender concerning the Madneuli mining project, it, in any event, does not have any financing for such purpose. Moreover, there can be no assurance that any financing for the Armenian or Georgian projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

Lack of Definitive Nature of the Company's Contracts for the Armenian Mining Projects and Absence of Any Agreements with respect to any Georgian Mining Project

      At present, the Company and GGA, in conjunction with First Dynasty, is negotiating for AGRC to develop the Zod and Meghradzor mines on definitive terms acceptable to all parties. While the Company anticipates that a definitive agreement will be obtained covering such development, there can be no assurance of each result.

      At present, neither the Company or its subsidiary, GGA, has any rights to the Madneuli mining project in Georgia. Also, the Company has decided not to submit a bid in the public auction thereof. Moreover, any agreement relating to the Madneuli project may be subject to the approval of the various governmental agencies and/or the legislature of Georgia. Furthermore, there can be no assurance that any definitive agreements with the Government of Georgia will be executed and delivered by the appropriate parties, or if so, will be approved by all the required authorities or that, if approved, would be on terms and conditions acceptable to the Company or GGA.

Lack of Adequate Insurance Protection of the Company's Potential Investments in Georgia and Armenia

      The Company plans to obtain insurance from Multilateral Investment Guarantee Agency

("MIGA") or other like organization to insure any ownership it may have in the Armenian (and possible Georgian) mining projects against three risks: expropriation, inconvertibility of currency and acts of war, unrest or riots in the country. MIGA typically issues insurance commitments equal to the amount representing the original investment, debt on the project and retained earnings with respect thereto. If obtained, such insurance will not provide complete and adequate protection for any investment the Company may make in such countries. Moreover, there can be no assurance that such insurance will be available, or, if so, will be available on terms and conditions satisfactory to the Company.

Prices of Materials

      Since the Company's future projected revenues will be derived almost entirely from the sale of concentrates containing gold, the Company's future earnings, if any, will be directly related to market prices for gold. The prices for such commodity has historically fluctuated widely and are affected by numerous factors beyond the Company's control. There can be no assurance that the Company can enter into any price protection program adequate to prevent any potential loss from such fluctuation.

Reserves

      While the Company believes that, based on geology reports and mine engineering data made available by Armenian state enterprises, there are substantial proved reserves in the Armenian mining projects, it should be noted that any such quantities may not actually be realized by the Company. Moreover, except in the case of the provable reserves verified in the case of the Tailings Project, any reserves pertaining to the other contemplated Armenian mining projects have not yet been independently verified by the Company, although an engineering firm is in the process of preparing a feasibility report with respect to the Zod mine. The deposits from which such reserves are presently being or are expected to be produced or developed may not conform to geological or other expectations, with the result that the volume and grade of reserves recovered and the rates of production may be more or less than anticipated. Further, market price fluctuations in gold and changes in operating and capital costs may render certain ore reserves uneconomical to develop. No assurance can be given that any reserves proved or estimated will actually be produced.

Location and Industry Risks

      The Company's proposed mining operations will be subject to a variety of potential engineering, seismic and other risks, some of which can not be predicted. Such factors may cause personal injury to personnel at the projects or critical property damage or significant interruptions to production, and may not be covered by insurance. The mines may also be subject to the usual risks encountered in the mining industry, including unexpected geological conditions resulting in cave-ins, flooding and rock-bursts and unexpected changes in rock stability conditions. While it is contemplated that customary insurance will be obtained, there can be no assurance that such insurance will provide adequate protection against any or all of the risks in question. Also, the Company's proposed mining operations may encounter problems in transporting any concentrates to potential markets (including obtaining requisite governmental approvals and licenses) and conducting mining activities as a result of lack of fuel, electricity, water, equipment, spare parts or other necessary items.

Environmental Matters

      While the Company intends to conduct its foreign mining operations in compliance with all relevant environmental laws, rules and regulations of the host countries, there can be no assurance that such laws, rules and regulations will not be violated. Moreover, such operations are subject to the risk of any future environmental laws, rules and regulations that the foreign countries or subdivisions therein might impose, which could involve potentially onerous restrictions on mining operations and significant increased operating and engineering costs. The impact of any such possible changes cannot be predicted.

Holding Company Structure

      The Company is a holding company which will conduct its business through subsidiaries. As a result, the Company's cash flow and consequent ability to make dividend payments and meet its debt obligations are primarily dependent upon the earnings of its subsidiaries and on dividends and other payments therefrom. Any right of the Company to participate in any distribution of the assets of its subsidiaries upon the liquidation, reorganization or insolvency of such subsidiaries would, with certain exceptions, be subject to the claims of the creditors (including trade creditors) and preferred stockholders, if any, of such subsidiaries, or may otherwise be restricted by virtue of a stockholder agreement with respect thereto.

Competition

      There is intense competition in the mining industry. If the Company does engage in its proposed mining activities, it will be competing with larger mining companies, many of which have substantially greater financial strength, capital, marketing and personnel resources than those possessed by the Company.

Need for Key Personnel

      The Company presently only has one employee intimately familiar with the operation of mining projects or the development of such projects. While the Company originally intended to rely on the management services to be provided by a newly-formed mining management corporation, which has no history of operations, Autosport (Asia) Pte. Ltd., a Singapore corporation controlled by Eyre, to supervise the mining development services on behalf of the Company pursuant to a mining supervision contract signed at the Eyre Closing, such agreement was cancelled pursuant to the terms of the Initial Restructuring Agreement. Accordingly, the Company now intends to rely on the services of independent mining enterprises which will have a future interest in the development of any mining project. There can be no assurance that any such management corporation will have adequate resources or personnel to perform such function. Although the Company believes that such management services which may be provided by such independent mining company will be adequate to protect the Company's interest in, and oversee the day-to-day operation of, the mining projects, there can be no assurance of such result. While the Company does not believe the loss of its president or any other director or officer of the Company will materially and adversely affect its long-term business prospects, the loss of any of the Company's senior personnel might potentially adversely affect the Company until a suitable replacement could be found. While the Company has employment agreements with two of its officers, Drury J. Gallagher and Robert A. Garrison, such agreements are for only three-year terms which expire on June 30, 1998. There can be no assurance that such agreements will be renewed or, if renewed, will be on terms mutually acceptable to all parties.

Failure to Satisfy Nasdaq Listing Rules

      Effective in August, 1991, the SEC approved the adoption by the NASDAQ Stock Market of new maintenance standards for companies whose securities are traded on NASDAQ. Under these new standards, among other things, a corporation must have $4 million in total assets and $2 million in capital and surplus and a minimum bid price of $3.00 per share in order to be eligible for a Nasdaq listing. At December 31, 1996, the Company had total assets of approximately $2,042,322 and stockholders' equity of $571,603. Without increases in assets and capital surplus, the Company may not be able to be eligible to have its securities traded on NASDAQ. Moreover, recent regulations issued by NASDAQ have increased the thresholds that have to be met in order for a security to be traded initially on the NASDAQ Small Cap and National Markets, which may adversely the Company's ability to have its common stock traded on the NASDAQ Small Cap or National Markets. Furthermore, the Company could experience difficulties in commencing the trading of its securities on NASDAQ. If the Company is unable to have its securities traded on NASDAQ, its securities will continue to be eligible for trading on the NASDAQ bulletin board, although the market for shares of the Company's Common Stock may be reduced and, hence, the liquidity of the shares of Common Stock and/or the Warrants may be reduced.

Restrictions on Transfer

      Pursuant to the Stockholders Agreement, the current five principal holders of the Company's Common Stock, Messrs. Gallagher, Hayman, Hayman, and Ryan and the Seitz Family Limited Partnership have agreed not to sell the shares of Common Stock owned by them for a period of 24 months following the date of the final closing of the Offering (i.e., until December 31, 1997), except they each have the right to pledge a portion of their shares and to make transfers within their family or to certain family-controlled entities. In addition, Eyre and the Parry-Beaumont Trust have also agreed not to sell, pursuant to the Stockholders Agreements, the 600,000 and 400,000 shares of the Company's Common Stock owned by them (after implementation of the Initial Restructuring Agreement) for a period of 24 months from the date of the final closing of the Offering (i.e., until December 31, 1997), except that they each have the right to sell 150,000 shares to non-United States persons (as defined under the Act) (all of which numbers have been computed after the Reverse Split). Moreover, each purchaser of Convertible Notes pursuant to the Offering also agreed not to sell the Common Stock issuable upon the conversion of the Convertible Notes or upon the exercise of the Warrants issued pursuant to such conversion for a period of 24 months from the date of the final closing of the Offering

(i.e., until December 31, 1997). Upon expiration of such agreements, up to 367,048 shares of Common Stock held by the five major existing shareholders, 600,000 shares of Common Stock held by the purchasers of the Convertible Notes (assuming all the Warrants issued upon the prior automatic conversion thereof are exercised in full) and 1,000,000 shares issued to Eyre and the Parry-Beaumont Trust or a total of 1,967,048 (all computed after the Reverse Split), may potentially be available for sale under Rule 144, subject in some cases to a certain volume limitation. No prediction can be made as to the effect, if any, that future sales of Common Stock or the availability of such shares for sale will have on the market price of the Common Stock or the Warrants prevailing from time to time. Sales of substantial shares of the Common Stock or the Warrants, or the perception that such sales might occur, could adversely affect the prevailing market price of the Common Stock or the Warrants.

No Dividends

      The Company currently anticipates that it will retain all of its future earnings, if any, for use in the expansion and operation of its proposed mining business, and does not anticipate paying any cash dividends for the near term future. There can be no assurance that the Company will pay cash dividends at any time, or that the failure to pay dividends for period of time will not adversely affect the market price for the Company's Common Stock.

Control of the Company

      Drury J. Gallagher, the Chairman Chief Executive Officer, and Robert A. Garrison, the President and Secretary, currently own 1,108,451 and 1,000,000 shares, respectively, or a total of 2,108,451 shares of the Company's Common Stock issued and outstanding as of January 31, 1996. In addition, Eyre and the Parry-Beaumont Trust own 600,000 and 400,000 shares of Common Stock, respectively, as of such date. As a result, if Messrs. Gallagher and Garrison act in concert, they will be able to effectively determine the vote on any matter being voted on by the Company's stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company, since they will control together 2,108,451 of the 4,198,074 shares of Common Stock outstanding as of February 3, 1997, or 50.2% of the issued and outstanding shares of the Company's Common Stock. The same result wold follow if Messrs. Gallagher and Garrison acted in concert with Eyre and the Parry-Beaumont Trust.

Disagreement Among Significant Shareholders

      In February, March and April, 1997, Eyre and the Parry-Beaumont Trust questioned the validity of the issuance by the Company of 1,000,000 shares of its Common Stock to each of Messrs. Drury J. Gallagher and Robert A. Garrison. In addition, in February, March and April, 1997, Eyre and the Parry-Beaumont Trust questioned the validity of the Second Restructuring Agreement (as defined in Item 12(B)), including, without limitation, the waiver of their Acquisition Warrants to purchase 400,000 shares of the Company's Common Stock (computed after the Reverse Split). For a further description of the Second Restructuring Agreement and such transfers, see Item 12(B) hereof.

      However, the Company believes that the Company properly issued the shares of its Common Stock to Messrs. Gallagher and Garrison in exchange for valuable consideration and that the claim of invalidity of such action has no merit. Furthermore, the Company believes that the Second Restructuring Agreement is valid, that Eyre and the Parry-Beaumont Trust waived their rights covered thereby and that any claim of invalidity with respect thereto has no merit. Moreover, the Company does not believe that any legal proceeding will be commenced by Eyre and/or the Parry-Beaumont Trust with respect to these claims, because, among other things, of the existence of certain claims which the Company may have against one or more of such parties. However, there can be no assurance that no such legal proceedings will be commenced, or, if so, the outcome thereof, although the Company believes that any of the above claims by Eyre and the Parry-Beaumont Trust are without merit.

Political, Economic and Other Factors

      (a) General.

      The value of the Company's assets may be adversely affected by political, economic, social factors and changes in law or regulations of Armenia or Georgia or other nearby countries and the status of foreign relations of those countries. Developments in the respective regions of operations may also affect the value of the Company's assets. Despite privatization programs that have been implemented in Armenia and Georgia, the Governments of these countries have exercised and continue to exercise significant influence over many aspects of the local economies, and the number of public sector enterprises in these countries is substantial. Governments and their economic policies may have an unpredictable impact on the economies of these countries and the mining projects proposed to be undertaken there. Future actions by the Governments of Armenia or Georgia could have a significant effect on the market conditions, the mining projects proposed to be undertaken by the Company and the local economies.

      The economies of Armenia and Georgia were tightly controlled by a Communist government and composed almost exclusively of state-owned enterprises until 1991. Since then, the Governments of Armenia and Georgia implemented economic structural reform programs with the objective of liberalizing their exchange and trade policies, privatizing state-owned companies, controlling inflation, promoting sound monetary and fiscal policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. A significant component of the program is the promotion of foreign investment in key areas of the economy and the further development of the private sector. There can be no assurance that the economic reforms will persist, and any reversal thereof by the current or any future Government of these countries could adversely affect the Company's proposed mining projects there.

      Adverse developments in one major sector of the economies of Armenia or Georgia could adversely affect the economy as a whole. In addition, the Armenia and Georgia economies generally are dependent upon international trade and have been and may continue to be adversely affected by trade barriers and other protectionist measures, exchange controls and relative currency values. These economies may also be adversely affected by economic or political developments in or controversies with neighboring countries and major trading partners. The economies of Armenia and Georgia countries are heavily dependent on Russia and other neighboring members of the Commonwealth of Independent States. Political or economic difficulties in these states continue to result in difficulties in Armenia and Georgia, which adversely affect the economic stability of those countries and, consequently, the Company's proposed mining projects.

      (b) Political Instability, Civil Unrest, Expropriation and
          Inconvertibility of Currency

      At present, Armenia and Georgia are experiencing civil unrest in regions, which could adversely affect the mining projects proposed to be undertaken by the Company in those countries. The continuing armed conflicts in the regions may hinder, delay or make commercially impractical or impossible the development and production of mining in those countries. Conflicts in the region exist, particularly over the disputed territory of Nagorno-Karabakh for more than eight years, over Abkhazia in Georgia more than three years, and over Chechnya more than two years, and have occasionally resulted in attacks on and damage to transportation corridors and gas and oil pipelines. Due to the significant risks surrounding the volatile political situation and the shipment of goods to both countries, investors bear the risk of project delays, including the commencement of the further development of potential commercial operations.

      In addition, there can be no assurance that the Armenia or Georgia will not adopt policies adversely affecting the Company's proposed mining projects. Lastly, there can be no assurance that the Company's proposed investments would not be expropriated, nationalized or otherwise confiscated or that the currencies of those countries would not become inconvertible or that unanticipated taxes or other export duties would not be imposed, such as those investors experienced by foreign-owned oil and gas projects in Russia.

      (c) Exchange Controls; Export Restrictions

      The ability of the Company to repatriate investment income, capital and proceeds of sales realized from gold and copper concentrates or from its investments in Armenia and Georgia is subject to regulation by government authorities of those countries. There can be no assurance that the Governments of these countries will not, whether for purposes of managing their respective balance of payments or for other reasons, impose additional restrictions in the future on foreign capital remittances abroad or otherwise modify the exchange control regime applicable to foreign investors in such a way that may adversely affect the ability of the Company to repatriate its income and capital or to sell and/or refine the mined materials outside of those countries. The Company could be adversely affected by delays in obtaining or the failure to obtain any required government or central bank approval for repatriation of capital, or proceeds from the sale of concentrates, as well as by the application to the Company of any restrictions on investments.

      (d) Financial Information and Standards; Regulatory Matters

            Disclosure and regulatory standards in Armenia and Georgia are substantially less stringent than United States standards. Issuers there are subject to accounting, auditing and financial standards and requirements that differ significantly from those applicable to United States issuers. Moreover, by virtue of significant differences between the accounting practice in those countries and those in the United States, the assets and profits appearing on a company's financial statements in such countries may not reflect their financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with United States generally accepted accounting principles. Accordingly, the Company may experience delay and significant costs in having financial statements prepared covering its proposed operations in these countries.

      (e) Governmental Concessions, Licenses and Permits Not Yet Received

      While the Government of Armenia has granted various approvals and licenses, and issued a decree, with respect to the Tailings Project, such Government has not yet taken such action with respect to the Zod, Meghradzor and exploration projects contemplated to be undertaken by the Company. The Company cannot assure that the Governments of Armenia and Georgia will grant various approvals, licenses, permits or concessions on a timely basis, and failure of the Governments of Armenia and Georgia to do so could materially and adversely affect the Company's investments. Moreover, the operations in such countries may encounter other regulatory problems that could materially and adversely affect the Company's operations there.

Withholding and Other Taxes

      The Company's proposed mining operations in Armenia (and Georgia, if the Company undertakes any project there) are subject to the income taxes of those countries. Upon the repatriation of earnings from such operations, if any, such income is subject to United States income tax. In addition, dividends distributions of earnings from those countries may also be subject to withholding taxes. The imposition of such taxes and the rates imposed are subject to change. The income tax treaty with Russia may potentially reduce the possible risks of double taxation in each of those countries and the United States. Both Armenia and Georgia are currently negotiating separate income tax treaties with the United States. While foreign income taxes paid or incurred by the Company may be eligible for credit or deduction against the Company's United States income tax, such benefits are subject to certain limitations and restrictions. Although the Company expects that such foreign income taxes will be available for credit for United States income tax purposes, there can be no assurance of such result.

United States Income Tax Consequences Arising Out of the Agreement

      The Company neither received a tax opinion nor sought a private letter ruling from the Internal Revenue Service (the "Service") regarding the United States income tax consequences arising out of the closing under the Asset Purchase Agreement between the Company and Eyre on December 1, 1995 (see Item 12(B)). It is possible that the Service may contend that the Company and/or its subsidiaries recognized substantial gain in such transaction, and there can be no assurance of the outcome of such challenge. If the Service successfully asserted such result, the amount due could have a material adverse impact on the Company's business, assets and financial position.

      While the Company had a net operating loss carry forward as of December 31, 1994 of approximately $2,500,000 expiring in 1996, the closing of the transaction under the Agreement and the Offering eliminated almost the entire amount thereof as of December 31, 1995. Thus, if a substantial amount of gain arose upon the closing under the Agreement, the Company's net operating loss carry forward would not be available, in all likelihood, to offset such gain in a material way.

ITEM 2. DESCRIPTION OF PROPERTIES

      The Company occupies office space of approximately 1,000 square feet, on a month-to-month at-will tenancy basis, without the payment of any rent, on premises owned by Penn-Med Consultants, Inc., whose sole stockholders are the three largest stockholders of the Company, other than Eyre, the Parry-Beaumont Trust and Robert A. Garrison. The Company has accrued rental payments of $3,000 a month, commencing as of January 1, 1996, for lease of space at the premises and the provision of various administrative services, including telephone, fax and xerox. There is no written agreement covering such arrangement.

ITEM 3. LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. However, Eyre and the Parry-Beaumont Trust have questioned, in writing in February, March and April, 1997, the validity of the Second Restructuring Agreement (as defined in Item 12(B)) and the validity of the issuance by the Company of 1,000,000 shares of its Common Stock to each of Messrs. Gallagher and Garrison. The Company believes that the Second Restructuring Agreement is valid and that Eyre and the Parry-Beaumont have waived the rights covered thereby. The Company further believes that the Company properly issued the shares of its Common Stock to Messrs. Gallagher and Garrison in exchange for valuable consideration and that the claim of invalidity of such action has no merit. For a further description of the Second Restructuring Agreement and such transfers, see Item 12 hereof.

      The Company has also received requests from Panquest Lte. and from Eyre relating to amounts alleged to be due to Panquest Lte. relating to the Company's acquisition of rights from Eyre relating to the Armenian and Georgian projects. No evidence has yet been supplied to the Company in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's stockholders approved the Reverse Split of Company's Common Stock on the basis of one share of the Company's Common Stock for each 10 shares of the Company's Common Stock issued and outstanding on December 31, 1996. Such action was approved by a vote of the holders of more than a majority of its issued and outstanding shares of Common Stock by a written consent executed by such stockholders, effective as of December 23, 1996.

      As a result, the number of the Company's issued and outstanding shares of its Common Stock was reduced from 21,980,742 to 2,198,074, effective as of December 31, 1996. The Company filed a Certificate of Amendment to the Certificate of Incorporation with respect to the Reverse Split with the

Delaware Secretary of State on December 31, 1996.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

      (a) The Company's Common Stock is not publicly traded on any market.

      (b) As of December 31, 1996, there were approximately 1,100 holders of record of the Company's Common Stock.

      (c) The Company did not pay or declare any cash dividends on its Common Stock during its last two fiscal years ended December 31, 1995 and December 31, 1996.

      (d) As of December 31, 1996, the Company was not prohibited from paying any dividends on its Common Stock.

      (e) The Company's transfer agent is American Registrar and Transfer Company, with offices at 10 Exchange Place, Salt Lake City, Utah 84111.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

      As at December 31, 1996, the Company's had net assets of $571,603, of which $369 consisted of cash or cash equivalents.

      The Company's plan of operation for calendar year 1997 is:

            (a) To enter into definitive agreements with First Dynasty with respect to all of the Armenian mining projects contemplated under the Armenian Joint Venture Agreement, including, without limitation, completing any financing needed for the Tailings Project;

            (b) To commence the mining of gold pursuant to the Tailings Project;

            (c) To earn the right to mine production and process gold at the Zod mine in Armenia in accordance with the terms of the Armenian Joint Venture Agreement and, in preparation therefor, conclude an engineering feasibility study on the Zod mine;

            (d) To collect payments of accrued interest and principal on and/or restructure the $300,000 convertible note issued by Jet-Line to the Company; and

            (e) To commence the public trading of the Company's Common Stock.

      As of December 31, 1996, the Company had liquid assets consisting of cash of approximately

$369. It is anticipated that First Dynasty will provide or arrange for all of the financing needed in connection with the Tailings Project and such initial financing as is needed in connection with the development of the Zod and Meghradzor mines (assuming GGA successfully negotiate rights to participate in the development of such projects). However, without the additional financing as described below, the Company would be unable to meet its monthly administrative expenses which average approximately $10,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. The Company expects to receive additional financing in 1997 from several sources to cover the latter types of costs (and for general corporate purposes) and its contemplated financing sources are as follows:

                  (i) Pursuant to the Offering of $500,000 principal amount of the Convertible Notes of the Company, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock at an exercise price of $0.50 per share. By virtue of the Reverse Split, the Warrants were converted into Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5 per share. On January 23, 1997, the Company amended the Warrants to reduce the exercise price to $1 per share and to extend the expiration date until December 31, 1997. If the Warrants were exercised in full, the Company would receive $400,000 in gross proceeds. While the Company does not know with certainty whether the Warrants will be exercised, it does anticipate that a substantial amount thereof will be exercised, although there can be no assurance of such result.

                  (ii) The Company anticipates that it will receive some payments or interest on the Jet-Line Note, although there can be no assurance of such result.

      Nevertheless, there can be no assurance that any one or more of the above financings will be provided, or, if so, on terms acceptable to the Company. In the event that no contemplated financing is consummated, the Company does not have sufficient financial resources to meet its obligations as of June 30, 1997.

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

      The Company does not intend to engage in any project research and development during 1997 and does not expect to purchase or sell any plant or significant equipment, except as contemplated in connection with the Tailings Project and as additionally provided in the Armenian Joint Venture Agreement.

      The Company does not expect to hire any additional full-time employees in 1997.

ITEM 7. FINANCIAL STATEMENTS

      The audited financial statements, notes thereto and reports of independent certified public accountants thereon for the fiscal years of the Company ended December 31, 1996 and December 31, 1995 (by Marks Shron & Company, LLP) are attached hereto as part of, and at the end of, this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors* and executive officers of the Company are as follows:

   Name                          Age         Officer
   ----                          ---         -------

   Drury J. Gallagher            58          Chairman, Chief Executive Officer,
                                             Treasurer and Director

   Robert A. Garrison            56          President, Chief Operating Officer,
                                             Secretary and Director

      Each Director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his successor is duly elected and qualified. Each director who is not a full time employee of the Company receives no remuneration for his services as a director. Officers are appointed by the Board of Directors.

      The Board of Directors has not appointed any audit, compensation or any other committee. Instead, the Board acts as a whole in all matters.

      Mr. Gallagher has served as a director since 1981 and as Chairman, President and Treasurer of the Company from 1982 until February 1, 1997 and as Chairman, Chief Executive Officer and Treasurer since that date. Mr. Gallagher is the general partner, owner and operator of 20 nursing homes in Pennsylvania, and has served as Executive Vice President and Treasurer of Penn-Med Consultants, Inc., which is engaged in the business of providing long-term health care management, since 1992. From 1986 to 1991, he served as Vice President of Pennsylvania Health and Nursing Care Corporation. He also served as a member of the Board of Directors of Power Spectra, Inc., a public company specializing in commercial and defense electronics from April, 1990 through July,

----------
      * Howard G. Seitz, Esq., resigned as a director of the Company, effective June 15, 1996.

1996.

      Mr. Garrison has served as a director and Vice President of the Company from June 26, 1995 until February 1, 1997, and became the President and Chief Operating Officer on February 1, 1997 and was appointed its Secretary on February 1, 1996. Mr. Garrison is co-founder, owner and President of INFISCO, Inc., a financial advisory corporation that structures financings, including project financing principally in foreign countries, since 1992. He was also the President of AEGIS Commodities Corporation, a packager of commodity export supported financing programs, serving as such from 1990 to 1992. He also served as a Director and President and Chief Executive Officer of Sogam Holdings Inc., one of the world's largest mining corporations, and a business of Societe General de Belgique, since 1985. Prior thereto, Mr. Garrison was the Vice President and Treasurer of Pechiney Trading International Division of Pechiney Engine Khulman, in Paris, France, and had been employed by AMAX, Inc., a major mining enterprise, in various financial capacities. Mr. Garrison has also written articles on financing in the mining industry and has structured foreign asset-based financings.

ITEM 10. EXECUTIVE COMPENSATION

      (a) The summary compensation table below indicates the cash or accrued compensation by the Company as well as other compensation paid or accrued to the President (the Company's chief executive officer) and the next highest compensated executive officer at December 31, 1996 for services rendered in all capacities during calendar years 1996, 1995 and 1994:

                           SUMMARY COMPENSATION TABLE


                          Annual Compensation                                         Long Term Compensation Awards
-----------------------------------------------------------------   ----------------------------------------------------------------
Name and                                             Other Annual   Restricted     Underlying              LTIP           All Other
Principal Position     Year      Salary      Bonus   Compensation   Stock Awards   Options/SARs(#)         Payout       Compensation
------------------     ----      ------      -----   ------------   ------------   ---------------         ------      -------------

Drury J. Gallagher,    1996    $100,000(1)    -0-        -0-(2)         -0-         250,000 shares           -0-          -0-
Chairman, Chief        1995    $ 50,000(1)    -0-        -0-(2)         -0-         1,500,000/ 500,000
Executive Officer                                                                    shares      units
and Treasurer          1994    $    -0-       -0-        -0-            -0-           -0-                    -0-          -0-
(the Company's Chief
Executive Officer)

Robert A. Garrison,    1996    $100,000(1)    -0-        -0-(2)         -0-         250,000 shares           -0-          -0-
President, Chief       1995    $ 50,000(1)    -0-        -0-(2)         -0-         500,000/500,000          -0-
Operating Officer                                                                   shares    units
and Secretary          1994    $    -0-       -0-        -0-            -0-           -0-                    -0-          -0-

----------
      (1) Under the Company's employment agreements with Messrs. Gallagher and Garrison (as amended),which commenced as of July 1, 1995, such officers were to be paid an annual salary of $100,000, in equal monthly installments. However, since the Company was unable to pay any of such salaries in 1995 and 1996, all such amounts accrued, which totalled $150,000 per person, or an aggregate of $300,000 as of December 31, 1996. The Company and the officers orally agreed in July, 1995 to postpone the payment of such accrued salaries and any additional amounts due under the employment agreements until the Company receives additional funding of at least $2,000,000. All compensation numbers reflect the compensation payable for the period from July 1, 1995 to December 31, 1996. For the cancellation of $100,000 of such accrued compensation and options and stock appreciation rights by each officer as of January 3, 1997, see Item 12(A) hereof.

      Mr. Gallagher entered into a three-year employment agreement with the Company as of July 1, 1995. Under such agreement, Mr. Gallagher agreed to spend up to one-half of his business time as President and be in charge of the Company's day-to-day operations at an annual salary of $100,000. The agreement also provides for the reimbursement of expenses incurred by him in the performance of his duties.

      The Company entered into a three-year employment agreement with Mr. Garrison dated as July 1, 1995 under which he was to receive a salary from the Company totalling $85,000 and be entitled to the stock options and stock appreciation rights as described in Item 12(A). Under the agreement, Mr. Garrison agreed to spend up to one-half of his business time as Vice President and be in charge of the Company's day-to-day mining and Project financing operations. The agreement also provides for the reimbursement of expenses incurred by him in connection with the performance of his duties thereunder.

      Mr. Garrison also entered into a substantially identical employment agreement with Autosport under which he was to be paid an annual salary of $15,000. However, since Autosport (as defined in Item 12(B)) terminated its Mining Management Agreement with the Company pursuant to the Initial Restructuring Agreement (as defined in Item 12(B)), Mr. Garrison's employment with Autosport was also terminated. Thereafter, on April 12, 1996 the Board of Directors decided to amend Mr. Garrison's employment agreement with the Company to increase his annual salary thereunder from $85,000 to $100,000. Pursuant to such Board action, the parties executed and delivered an amendment to Mr. Garrison's employment agreement with the Company to such effect.

      (2) Perquisites and other personal benefits paid or accrued to each of the above-named officers were less than 10% of the total of their respective annual salaries in 1996, and the same was true in 1995 in the case of Mr. Gallagher. Mr. Garrison first joined the Company as of July 1, 1995.

      (b)   Stock Options and Awards

      The following table sets forth information with regard to grants of stock options and awards during the year ended December 31, 1996 to each of the named executive officers of the Company, all of which grants were made under the Company's 1995 Stock Option Plan:

                                          % of Total
                  Number of Securities    Options Granted
                  Underlying Options/     to Employees in   Exercise or         Expiration
                     SARs Granted (#)      Fiscal Year      Base Price ($/Sh)      Date
                  --------------------    ----------------  -----------------   ----------
Drury J. Gallagher      250,000(1)              50%              $0.50            7/18/99

Robert A. Garrison      250,000(1)              50%              $0.50            7/18/99

      (c) 1995 Stock Option Plan

      The description of the Stock Option Plan is set forth herein and is qualified in its entirety by reference thereto.

            Terms of the Stock Option Plan

      A maximum of 500,000 shares of Common Stock (computed after the Reverse Split and subject to adjustment as described below) has been reserved for issuance by the Company pursuant to options to be granted under the Stock Option Plan.

      The Stock Option Plan will be administered by the Company's Board of Directors unless and until the Board of Directors shall appoint the members of the Stock Option Committee (the "Committee") who may also be the members of the Compensation Committee. The composition of such Committee at present does not satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. During the 10- year period ending in 2005, the Committee will have authority, subject to the terms of the Stock Option Plan, to determine when and to whom to make grants under the plan, the number of shares
--------
      (1) On July 19, 1996, the Board of Directors granted each of Messrs. Gallagher and Garrison a non-qualified option to purchase 250,000 shares of the Company's Common Stock at an exercise price of $1.00 per share expiring on July 18, 1999, which exercise price was reduced to $0.50 per share on November 4, 1996. As stated under Item 12(A) hereof, these options were cancelled as of January 3, 1997.

to be covered by the grants, the types and terms of options and stock appreciation rights ("SARs") to be granted and the exercise prices of options and SARs, to interpret and implement the Plan, and to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan. The Committee's determinations under the Stock Option Plan need not be uniform and may be made by it selectively among persons who receive, or are eligible to receive, awards under the Stock Option Plan (whether or not such persons are similarly situated).

      The Company's Board of Directors may amend, suspend or discontinue the Stock Option Plan at any time except that, unless an amendment is approved (at a meeting held within 12 months before or after the date of such amendment) by the holders of a majority of the issued and outstanding shares of Common Stock entitled to vote, no such amendment may (i) materially increase the maximum number of shares as to which awards may be granted under the Stock Option Plan, except for adjustments to reflect stock dividends or other recapitalization affecting the number or kind of outstanding shares, (ii) materially increase the benefits accruing to Stock Option Plan participants, or (iii) materially change the requirements as to eligibility for participation in the Stock Option Plan.

      Under the terms of the Stock Option Plan, "incentive stock options" ("ISOs") within the meaning of section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), "non-qualified stock options" ("NQSOs") and SARs may be granted to officers, key employees, consultants, employees of consultants, and advisors of the Company and any of its subsidiaries (as defined in the Stock Option Plan), except that ISOs may be granted only to employees of the Company and its subsidiaries. The Stock Option Plan limits the number of shares with respect to which options or SARs may be granted to an individual over the term of the Stock Option Plan to 100,000 (computed after the Reverse Split), but permits exceptions thereto in the case of the option to be granted to Autosport and the options and SARs granted to Messrs. Gallagher and Garrison.

      To the extent that the aggregate fair market value (as defined in the Stock Option Plan), determined as of the date of grant of an ISO, of Common Stock with respect to which ISOs granted under the Stock Option Plan and all other option plans of the Company or its subsidiaries exercisable for the first time by an individual during any calendar year exceeds $100,000, such options shall be treated as options which are not ISOs. The foregoing limitation does not apply to NQSOs.

      Initially, each ISO will be exercisable over a period, determined by the Committee in its discretion, but not to exceed 10 years from the date of grant, as required by the Code. In addition, in the case of an ISO granted to an individual who, at the time such ISO is granted, owns shares possessing 10% or more of the total combined voting power of all classes of stock of the Company or its subsidiary corporations (a "10% Stockholder"), the exercise period for an ISO may not exceed five years from the date of grant. In the case of NQSOs, the exercise period, not to exceed 10 years from the date of grant, shall in all cases be determined by the Committee. Options may be exercisable during the option period at such times, in such amounts, in accordance with such terms and conditions, and subject to such restrictions, as are set forth in the option agreement evidencing the grant of such options. The Committee may, in its discretion, with the grantee's consent, cancel any award of options or SARs and issue a new award in substitution therefor or accelerate the exercisability of any award granted under the Stock Option Plan or extend the scheduled expiration of an award.

      The exercise price of an ISO or an NQSO (the "Option Price') may not be less than the fair market value of the shares of Common Stock on the date of grant, except that, in the case of an ISO granted to a 10% Stockholder, the Option Price may not be less than 110% of such fair market value. The Option Price of, and the number of shares covered by, each option will not change during the life of the option, except for adjustments to reflect stock dividends, splits, other recapitalization or reclassifications or changes affecting the number or kind of outstanding shares.

      The shares purchased upon the exercise of an option are to be paid for in cash or, with the Committee's consent, in its discretion, by delivery of the optionee's promissory note, upon such terms and conditions as the Committee may prescribe, or, if so provided in the applicable option agreement, by delivery of previously acquired shares of Common Stock with a fair market value equal to the total Option Price, or in a combination of such methods.

      Options and SARs may be transferred by an optionee or grantee only by will or by the laws of descent and distribution and may be exercised only by the optionee or grantee during his lifetime. Except as otherwise provided in the applicable plan agreement, all of an optionee's or a grantee's outstanding awards shall terminate upon his termination of employment or service for any reason.

      The Committee may grant SARs in conjunction with all or part of an option or independently thereof. Upon the exercise of a SAR, a holder will generally be entitled, without payment to the Company, to receive cash, shares of Common Stock or any combination thereof, as determined by the Committee, in an amount equal to the excess of the fair market value of one share of Common Stock on the exercise date over the exercise price of the related option, multiplied by the number of shares in respect of which the SAR is exercised, except in the case of the SARs granted to Messrs. Gallagher and Garrison.

      (ii) Tax Aspects of the Stock Option Plan.

      The following are the principal Federal income tax consequences generally applicable to awards granted under the Stock Option Plan. The grant of an option or SAR will create no Federal income tax consequences for the recipient or the Company or a subsidiary employing the recipient (the "employer") at the time of grant. The holder of an ISO will have no taxable income upon exercising an ISO (except that the holder may have income for alternative minimum tax purposes), and the employer generally will receive no deduction when an ISO is exercised. In general, upon exercising a stock option other than an ISO, the optionee must recognize ordinary income equal to the excess of the fair market value of the stock acquired on the date of exercise over the option price, and the employer generally will then be entitled to a deduction for the same amount. In general, upon exercising an SAR, the amount of any cash received and the fair market value on the exercise date of any shares or other property received are taxable to the recipient as ordinary income and deductible by the employer. The tax treatment to an optionee of a disposition of shares acquired through the exercise of an option will depend on how long the shares have been held and on whether such shares were acquired by exercising an ISO, an SAR or an option other than an ISO. Generally, there will be no Federal income tax consequences to the employer in connection with a disposition of shares acquired under an option except that the employer may be entitled to a deduction in the case of a disposition of shares acquired under an ISO if the applicable ISO two-year holding period has not been satisfied.

      With respect to awards granted under the Stock Option Plan that are settled either in cash or in stock or other property that is either transferable or not subject to substantial risk of forfeiture, the participant must recognize ordinary income equal to the excess of (a) the cash or the fair market value of the shares received (determined as of the date of settlement) over (b) any amount paid for such shares by the holder of the award; and the employer generally will be entitled to a deduction at the same time and for the same amount. With respect to awards that are settled in stock or other property that is restricted as to transferability and subject to substantial risk of forfeiture, the participant must recognize ordinary income equal to the excess of (a) the fair market value of the shares or other property received determined at the first time the shares or other property becomes transferable or not subject to substantial risk of forfeiture, whichever occurs earlier over (b) any amount paid for such shares or other property by the participant; and the employer generally will be entitled to a deduction for the same amount at the time that the employee recognizes the income. Different tax rules may apply with respect to participants who are subject to Section 16 of the Securities Exchange Act of 1934, as amended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Set forth below is information as of December 31, 1996 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's Common Stock:

                  Name and Address of            Number of
Title of Class    Beneficial Owner               Shares(1)     Percent of Class

                                                 Common
                                                 ------
Common Stock      Drury J. Gallagher             282,451(2)           11.92
                  c/o Global Gold Corporation
                  438 West 37th Street
                  New York, NY  10018

Common Stock      Eyre Resource N.L.             600,000(3)           27.33
                  Crest House - Suite 5
                  7 Havelock Street
                  West Perth WA 6005
                  Australia

Common Stock      Jeffrey Beaumont, Trustee
                  of the Parry-Beaumont Trust    400,000(3)           18.23
                  18, Pioneer Sector 1
                  Jurong, Singapore 2262

----------

      (1) For purposes of this table, a person or group is deemed to have "beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1996. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1996 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

      (2) This amount includes 150,000 shares of Common Stock issuable on the exercise of options granted to Mr. Gallagher on July 21, 1995 pursuant to the Company's 1995 Stock Option Plan adopted on such date, and 24,000 shares of Common Stock issuable upon the exercise of the Warrants issued to Mr. Gallagher pursuant to the Offering. However, on January 3, 1997, Mr. Gallagher cancelled all his options in partial consideration for the transfer of 1,000,000 shares of Common Stock (after the Reverse Split) to him. See Item 12(A) hereof for a further description of such transaction and the resulting beneficial ownership of the Company's Common Stock by him.

      Mr. Gallagher disclaims any beneficial interest in the 20,000 shares of the Company's Common Stock and 40,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Francis L. Gallagher, Jr., (Mr. Gallagher's brother) as trustee of the Drury J. Gallagher Trust F/B/O Children dated March 1, 1985.

      (3) The shares owned by each of Eyre and the Parry-Beaumont reflects the surrender of 6,000,000 and 4,000,000 shares of the Company's Common Stock, respectively (prior to the Reverse Split), and the surrender of Acquisition Warrants to purchase 3,600,000 (prior to the Reverse Split) and 2,400,000 (prior to the Reverse Split) shares of Common Stock, respectively, as well as the surrender by Autosport of its options to purchase 2,000,000 shares of the Company's Common Stock (prior to the Reverse Split), all pursuant to the Initial Restructuring Agreement. Under the Second Restructuring Agreement, Eyre and the Parry-Beaumont surrendered their Acquisition Warrants to acquire 2,400,000 (prior to the Reverse Split) and 1,600,000 shares (prior to the Reverse Split) of the Company's Common Stock, respectively.

      (b) Set forth below is information as of December 31, 1996 pertaining to ownership of the Company's Common Stock by all directors and executive officers of the Company:

                  Name and Address of            Number of
Title of Class    Beneficial Owner               Shares(1)      Percent of Class

Common            Drury J. Gallagher             282,451(2)          11.9(2)
                  c/o Global Gold Corporation
                  438 West 37th Street
                  New York, New York  10018

Common            Robert A. Garrison              61,660(3)          27.3(3)
                  44 Lords Highway East
                  Weston, Connecticut  06883     -------            ------
                                    Total        344,111             14.63

      (c) As of December 31, 1996, except as described in Item 12 hereof, there were no arrangements in effect which may result in a change of control of the Company, after taking into account the effects of the Restructuring Agreements discussed above.

----------

      (1) For purposes of this table, a person or group is deemed to have "beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1996. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1996 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

      (2) This amount includes 150,000 shares of Common Stock issuable on the exercise of options granted to Mr. Gallagher on July 21, 1995 pursuant to the Company's 1995 Stock Option Plan adopted on such date, and 24,000 shares of Common Stock issuable upon the exercise of the Warrants issued to Mr. Gallagher pursuant to the Offering. However, on January 3, 1997, Mr. Gallagher cancelled all his options in partial consideration for the transfer of 1,000,000 shares of Common Stock (after the Reverse Split) to him. See Item 12(A) hereof for a further description of such transaction and the resulting beneficial ownership of the Company's Common Stock by him.

      Mr. Gallagher disclaims any beneficial interest in the 20,000 shares of the Company's Common Stock and 40,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Francis L. Gallagher, Jr., (Mr. Gallagher's brother) as trustee of the Drury J. Gallagher Trust F/B/O Children dated March 1, 1985.

      (3) This amount includes 61,660 shares of Common Stock issuable on the exercise of options granted to Mr. Garrison on July 21, 1995 pursuant to the Company's 1995 Stock Option Plan and reflects all such options which are exercisable within 60 days after December 31, 1996. However, on January 3, 1997, Mr. Garrison cancelled all his options in partial consideration for the transfer of 1,000,000 shares of the Common Stock (after the Reverse Split) to him. See
Item 12(A) hereof for a further description of such transaction and the resulting beneficial ownership of the Company's Common Stock by him.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Transactions with Officers

      As described in Item 1(D)4(c) hereof, the Company made a loan of $25,000 to Envirotherm Heating and Cooling Systems, Inc. on October 17, 1994. Mr. Gallagher owns 4% of the common stock of Envirotherm, which he received for consulting services rendered by him subsequent to and independent of the loan transaction described above. The Company treated such loan as worthless as of December 31, 1996.

      As described in Item 6 hereof, Mr. Gallagher agreed to advance funds to the Company to cover its administrative expenses and legal and accounting expenses through June 30, 1997, if he was paid in full by such date or earlier out of the proceeds of any financing received by the Company in excess of $500,000 and provided that the Company also secured his loan with the Jet-Line Note, which the Company agreed to do.

      As of December 31, 1996, Mr. Gallagher loaned $191,000 to the Company, which loan is evidenced by a new consolidated note which the Company issued to him as of such date and cancelled the earlier consolidated note dated November 12, 1996.

      On January 3, 1997, the Board of Directors of the Company approved the transfer of 1,000,000 shares of its Common Stock (computed after the Reverse Split) to each of Messrs. Gallagher and Garrison in exchange for, (a) in Mr. Gallagher's case, the cancellation of $100,000 of accrued salary, and the cancellations of his options to acquire 175,000 shares of the Common Stock of the Company (computed after the Reverse Split) and the cancellation of his stock appreciation rights (the "SARs") which, under certain circumstances, could have resulted in the issuance to him of up to 37,500 shares of the Company's Common Stock (computed after the Reverse Split)1 and (b)

----------

      1 The Board of Directors granted each of Messrs. Gallagher and Garrison a SAR for 500,000 units of the Company's Common Stock, with the base price thereof of $0.20 per share (the "Base Price") on the date of grant, July 21, 1995 (based on the Board's determination of the fair market value of the Company's Common Stock on that date). If the value of the units increases over the Base Price during the period of six years after the grant, and if the market capitalization of the Company (determined by multiplying the number of shares of Common Stock outstanding over the mean of the publicly-traded fair market value of the Common Stock in the over-the-counter market, Nasdaq or elsewhere) exceeds the formula price as set forth below for a consecutive period of three months, the holder of the SAR shall be entitled to be paid such excess by the Company in cash, or shares of Common Stock, or a combination thereof, in one or more annual installments over a period not in excess of three years, as the Board of Directors determines in its sole discretion, but such payment shall cause the holder of the SAR to forfeit options to purchase 12,500 shares of the Company's Common Stock under the option described in (1)(iii) and (2)(ii) above.
The formula price is set forth below:

in Mr. Garrison's case, the cancellation of $100,000 of accrued salary, the cancellation of his options to buy 75,000 shares of the Company's Common Stock and the cancellation of his SARs. The Company made such transfer to reward each of them for their efforts to secure financing for the Company and/or the Armenian mining project, for maintaining the Company's existence in the face of the Company's potential insolvency, and to increase their proprietary stake as the day-to-day management of the Company at the request of prospective investment banking firms and potential investors with whom the Company was then seeking to obtain funding.

      Since July, 1995, Messrs. Gallagher and Garrison had deferred the payment of their salaries due them under their employment agreements and continued such deferral from July 1, 1996 through December 31, 1996. Since July, 1996, they undertook to keep the Company alive financially, by Mr. Gallagher's further advances to the Company of $191,000, by Mr. Garrison's payment of his own travel and travel-related expenses totally over $50,000, by their undertaking joint and several guarantees of $500,000 to LIM and their constant fund-raising activities including frequent trips to London, Toronto, Vancouver and various places in the United States for such purpose. Without such efforts, the Company's activities would have ceased in substantially all respects. No financial assistance of this type, or any guaranty, was provided by Eyre or its officers, directors or shareholders or by the Parry-Beaumont Trust (except for $100), despite the Company's written requests to them for such assistance. Furthermore, when the holders of the Warrants acquired in the Offering were asked to exercise them at the reduced exercise price of $0.25 per share during the 30-day period ended December 15, 1996, none of the holders exercised them (except for one holder, Mr. Ian Darragh, an Eyre director, who purchased 400 shares for a total of $100, computed prior to the Reverse Split).

      As a result of such transfers of Common Stock to Messrs. Gallagher and Garrison, Mr. Gallagher increased his beneficial ownership of Common Stock to 26.4% and Mr. Garrison became the beneficial owner of 23.8% of the Common Stock, and, taken together as a group, they now own 50.2% of the issued and outstanding shares of the Company's Common Stock (excluding their Warrants and options to buy the Company's Common Stock). Consequently, if Messrs. Gallagher and Garrison act in concert, they will be able to effectively determine the vote on any matter voted by the Company's stockholders, including the election of directors and any merger, sale of assets or other significant corporate action.

----------
                                    Percentage of Excess of Value of Award
Market Capitalization           over Base Price to which Recipient is Entitled
---------------------           ----------------------------------------------
   $100,000,000                                  50%
   $200,000,000                                  66 2/3%
   $300,000,000                                  75%

Thus, each holder became potentially entitled to receive a maximum of 375,000 shares of the Company's Common Stock payable under the SARs awarded to him.

(B) Relationship with Eyre Resources and the Parry-Beaumont Trust

      (1) Asset Purchase Agreement with Eyre Resources1

            In January, 1995 the Company entered into a letter of intent with Eyre Resources N.L., an Australian corporation ("Eyre"), with respect to certain foreign mining projects. Thereafter, the Company entered into a definitive Asset Purchase Agreement with Eyre, dated as of June 30, 1995 (the "Agreement"), with respect to the Armenian, Georgian and Australian Mining projects described herein, and closed the transactions contemplated thereunder on December 1, 1995.

      The Agreement between the Company and Eyre provided as follows:

      1. (a) The Company caused to be delivered to Eyre (i) 12,000,000 shares of its Common Stock, (ii) warrants (the "Acquisition Warrants") to purchase 6,000,000 shares of Common Stock, at an exercise price of $0.50 per share (subject to adjustment as provided therein), which expire three years after the closing of the Eyre transaction (the "Closing") and (iii) $300,000, of which $100,000 was deemed paid at the Closing (by offsetting the $100,000 amount loaned by the Company to Eyre prior thereto) and an additional $100,000 was evidenced by an interest-bearing note of the Company payable in six equal monthly installments) and an additional note of the Company for $100,000 payable to Eyre if and when the Company consummated a future financing of at least $2,000,000. The notes bore interest at the lowest rate to avoid the imputation of interest at a higher rate under the Internal Revenue Code of 1986, as amended (the "Code"). In addition, the Company agreed to assume and discharge all liabilities of Eyre (other than Armenian, Georgian or Australian income or local taxes or other than specified amounts currently due under certain Australian licenses described below) existing at the Closing with respect to the assets transferred, and to assume and perform all obligations with respect to its share of the assets after the Closing.

            (b) In exchange therefor, Eyre sold (i) an undivided 20% interest in Eyre's interest in two Australian exploration licenses in an Australian lead/zinc mining prospect known as Ediacara described herein to Global Gold Australia Limited, the Company's wholly-owned Cayman Islands subsidiary; (ii) all of Eyre's potential interest in the Armenian gold mining project described herein to Global Gold Armenia Limited, the Company's wholly-owned Cayman Islands subsidiary; and (iii) all of Eyre's potential interest in the Georgian gold and copper mining project described herein to Global Gold Georgia Limited, the Company's wholly-owned Cayman Islands subsidiary (individually, a "Project" and collectively, the "Projects").

            (c) The Company caused to be delivered to the Parry-Beaumont Trust 8,000,000 shares of its Common Stock and Acquisition Warrants to acquire 4,000,000 shares of Common Stock for consulting services rendered by the Parry-Beaumont Trust in connection with the Projects and for arranging for the sale of the above-mentioned assets in question to the Company's subsidiaries.

----------

      1 All of the share numbers reflected in Item 12(B) do not reflect the Reverse Split.

            (d) The Company issued to Autosport (Asia) Pte. Ltd. options under the Company's 1995 Stock Option Plan to acquire 2,000,000 shares of Common Stock, at an exercise price of $0.20 per share.

            (e) The loan made by the Company to Eyre of $100,000 (described in "Loan Transaction" below) was applied at the Closing against the $200,000 amount due to Eyre at the Closing under the Agreement.

      2. Pursuant to the Agreement, the Company designated, prior to the Closing, that each of its newly-formed subsidiaries would be a direct transferee of the interests in the Projects so that each Project was owned initially and directly by a separate subsidiary of the Company. However, by virtue thereof and pursuant to the Agreement, the Company agreed to guarantee the full performance of all of the obligations undertaken by any such subsidiary designated for such purposes by the Company. Under such guaranty, Eyre is first required to give notice to the subsidiary in question of any default and the opportunity to cure such default within a 10 day period. In the event that such subsidiary does not cure such default within such period, then Eyre may proceed directly against the Company for any violation thereof.

      3. Autosport (Asia) Pte. Ltd., a Singapore corporation controlled by Eyre ("Autosport"), entered into a mining supervision contract with the Company at the Closing under which it was to provide mining supervisory services for all of the Projects (the "Mining Supervision Contract") and consult regularly with the Company thereunder. Under the Mining Supervision Contract, Autosport was entitled to be paid, solely out of Project revenues or financings relating thereto, (a) all of its direct and indirect costs in providing services in connection with the Projects plus 10% thereof, and (b) all of the costs of acquiring equipment in connection with the Projects plus 10% thereof. The Company agreed to indemnify Autosport against certain claims arising out of its performances of services, but the Company's liability thereunder was limited solely to Project revenues and financings related to the Projects. Autosport had the right to assign its rights under the Agreement, with the Company's prior written consent, which was not to be unreasonably withheld or delayed. The Company had the right to approve the construction and operating budgets for each Project.

      4. Pursuant to the Agreement, Eyre, the Parry-Beaumont Trust and the current five principal stockholders of the Company (Messrs. Gallagher, John J. Hayman, Francis A. Hayman, Jr., George L. Ryan and the Seitz Family Limited Partnership) entered into a stockholders agreement (the "Stockholders Agreement") at the Closing providing for, among other things, the following:

            (a) Eyre had the right to designate three of the five directors of the Company, including Stephen Parry (one of Mr. Kevin Parry's sons), Jaap Poll and one other person, and the parties agreed to elect Messrs. Gallagher and Garrison as directors. If the size of the Board was changed thereafter, Eyre had the right to designate such additional persons as comprise 60% of the members of the Board of Directors, and Messrs. Gallagher and Garrison (or their successors) had the right to designate such additional persons as comprise 40% thereof. As a result of this provision, Eyre controlled the Board of Directors of the Company after the Closing.

            (b) The parties agreed to use their best efforts to vote to cause the election of Mr. Gallagher as President, Mr. Garrison as Vice President, and Stephen Parry as Vice President.

            (c) (i) Each party cannot sell, transfer or pledge his shares of Common Stock, except to family members, or a trust or estate for their benefit, or a charitable organization qualified under Section 501(c)(3) of the Code, or a corporation, partnership or limited liability company, controlled by the stockholder or members of his family and except as provided in (ii) below. Furthermore, if a stockholder receives a bona fide offer to buy his or its shares of Common Stock (other than pursuant to a public offering), the Company, and thereafter the non-selling stockholders (on a pro-rata basis), have the right to purchase the stock in question at the offered price. If such right of first refusal is exercised, the purchaser is required to pay (A) the lesser of
(i) the full purchase price or (ii) the greater of 20% of the purchase price or $100,000 and (B) the balance in 24 equal consecutive monthly installments after the closing thereof (including interest at the lowest rate to avoid the imputation of interest at a higher rate under the Code). If such right of first refusal is not exercised, then the seller may sell his or its shares of Common Stock to the offeror on the terms described in the offer, but such offeror must then become a party to the Stockholders Agreement.

                  (ii) All of the seven stockholders, including Eyre and the Parry-Beaumont Trust, agreed not to sell any of the shares of the Company's Common Stock owned by them for a period of 24 months from the date of the final closing of the Offering (as defined herein) (i.e., two years from December 31, 1995), except that (A) each of Eyre and the Parry-Beaumont Trust has the right to transfer 2,000,000 shares of Common Stock to one or more any persons or persons who is not a United States person within the meaning of the Securities Act, or to any other person in the United States and (B) the other five shareholders (other than Eyre and the Parry-Beaumont Trust) each has the right to pledge up to 60% of the shares of the Company's Common Stock owned by them to one pledgee only each, subject to applicable restrictions under the Act.

            (d) In the event that the Company's undertakes an offering of its securities (exclusive of any registrations on Form S-8 for shares issuable under the 1995 Stock Option Plan), the stockholders who are parties to the Stockholders Agreement will have piggyback registration rights which would enable them to sell a portion of their shares of Common Stock, together with those offered by the Company, subject to the approval thereof by the underwriter undertaking the offering in question. Commencing on or after the date which is 18 months after the final closing date of the Offering (which closing date was December 31, 1995), Eyre, the Parry-Beaumont Trust or any other three of the other stockholders acting jointly, who desire to sell their shares of Common Stock, but at least 1,000,000 shares of Common Stock collectively, can cause the Company, two times only, to file a registration statement which shall be effective on and after the expiration of the 24-month lock-up period specified above.

      5. At the Closing, there were a number of items that required future action. The assignment made by Eyre to Global Gold Australia Limited of its undivided 20% interest in the Ediacara project required the written consent of the Ministry of Mines of South Australia. Although such documents were submitted for approval shortly after the closing, no such consent was ever obtained, since the

Company, prior thereto, caused Global Gold Australia Limited to surrender its interest in the Australian Project under the Initial Restructuring Agreement. Moreover, Global did not receive certain legal opinions from Eyre's Australian and New York counsel which were required to be delivered at the closing under the Agreement, although such opinions were ultimately delivered.

      (2) Restructuring Agreements

            (a) Initial Restructuring Agreement

            After the closing of the transaction under the Agreement, the Company, Eyre and the Parry-Beaumont Trust decided to restructure the transaction pursuant to the Restructuring Agreement by and among such parties dated as of December 1, 1995 (the "Initial Restructuring Agreement"). Such a step was undertaken in order to facilitate the Company's proposed financing of the contemplated gold mining projects in Armenia and Georgia by enabling the Company to qualify for political risk insurance from the Overseas Private Investment Corporation ("OPIC") as a credit enhancement by and possible financing from OPIC. Under the rules applicable to such insurance, OPIC provides insurance for U.S. entities which are at least 50% beneficially owned by United States persons, determined on a fully diluted basis. By virtue of the stock ownership of the Company arising under the Agreement, the Company would not qualify for such insurance. Moreover, such restructuring was undertaken at the recommendation of a major United States accounting firm (which has not been retained by the Company).

      The Initial Restructuring Agreement provided as follows:

            1. (a) Eyre and the Parry-Beaumont Trust agreed to surrender to the Company 6,000,000 and 4,000,000 shares of Common Stock, respectively, and to surrender Acquisition Warrants to purchase 3,600,000 and 2,400,000 shares of Common Stock, respectively. Thus, after the Restructuring Agreement, Eyre and the Parry-Beaumont Trust continued to own 6,000,000 and 4,000,000 shares of Common Stock, respectively, and Acquisition Warrants to purchase 2,400,000 shares of Common Stock and 1,600,000 shares of Common Stock, respectively.

            (b) Autosport agreed to surrender the option to purchase 2,000,000 shares of the Common Stock of the Company.

            2. In consideration for the above surrender of securities, the Company

            (a) caused Global Gold Australia Limited to surrender its undivided 20% interest in the Australian Project,

            (b) released to Eyre any rights with respect to the agreement between the Company and the Armenian Ministry of Environment and Natural Resources dated December 1, 1995 ( which was not executed), provided that such agreement does not provide for any rights in Eyre inconsistent with, or in contravention of, the Company's rights in the Armenian Project, and

            (c) granted Eyre a 2% overriding production royalty (subject to adjustment) from the Company's or its subsidiary's interest in the joint venture or ventures to be created pursuant to the Armenian Project (excluding the Tailings Project as defined herein) and the Georgian Project and a 1% overriding production royalty (subject to adjustment) in the Company's or its subsidiary's interest in each joint venture for other projects undertaken in Armenia and Georgia by the Company or its subsidiaries.

            3. In addition, the parties agreed to cancel the Operating Agreement between Eyre and the Company dated as of December 1, 1995 and the Mining Supervision Agreement, between the Company and Autosport dated as of December 1, 1995.

            4. (a) The Acquisition Warrants were amended to provide that they could not be exercised unless, concurrently with the exercise thereof, the Company issued a number of shares of Common Stock to persons or entities other than Eyre, the Parry-Beaumont Trust or their affiliates equal to the number of shares of Common Stock issued upon the exercise of the Acquisition Warrants.

            (b) Furthermore, in the event that the Company sells or otherwise transfers additional shares of its Common Stock or securities convertible into shares of its Common Stock to entities or persons not deemed United States persons under the applicable rules of OPIC, the Company is required to give Eyre and the Parry-Beaumont Trust at least 15 days notice prior to the closing of such sale or transfer. During such period, Eyre and the Parry-Beaumont Trust shall have the right to sell the Acquisition Warrants in a transaction exempt under the applicable securities laws of the United States or other applicable jurisdictions. However, if Eyre and the Parry-Beaumont Trust do not sell such number of Acquisition Warrants as aforesaid, then Eyre and the Parry-Beaumont Trust are required to surrender to the Company a number of Acquisition Warrants equal to the number of shares of Common Stock to be sold or transferred or issuable upon such conversion by the Company, at the time of the closing of such sale or transfer by the Company.

            (c) In the event that Eyre and the Parry-Beaumont Trust are required to surrender a portion of their Acquisition Warrants as described immediately above, then the 2% and 1% overriding production royalties specified above shall be adjusted upward, but not in excess of 1 percentage point, by multiplying 1% times a fraction the numerator of which is the number of Acquisition Warrants surrendered and the denominator of which is 4,000,000.

            5. (a) The Stockholders Agreement was changed to eliminate the control thereof by Eyre and the Parry-Beaumont Trust. As a result, the Company five-person Board of Directors will consist of (a) Drury J. Gallagher, (b) Robert A. Garrison, (c) Jaap Poll, (d) Stephen Parry and (e) a fifth member selected by Mr. Gallagher. The amendment to the Stockholders Agreement further provided that (i) in the event of the death of Robert A. Garrison, Drury J. Gallagher would designate his designee or (ii) in the case of an enlargement of the Board, Mr. Gallagher would have the right to designate additional persons to constitute 60% of the members of the Board, provided that such designee has demonstrable experience and expertise in the extractive or financial industry or in a region in which the Company or a subsidiary intends to operate or is operating.

            (b) Furthermore, the Stockholders Agreement was changed to reduce the amount of shares of Common Stock that Eyre and the Parry-Beaumont Trust could transfer to non-United States persons in transactions not subject to the Act from 2,000,000 each to 1,500,000 each.

            6. In addition, Eyre, the Parry-Beaumont Trust, Autosport and Kevin Parry agreed to restrictions, for the purpose of obtaining independent accountants as auditors for the Company, which prevent Eyre, the Parry-Beaumont Trust and their affiliates from holding or controlling 50% or more of total stockholder votes or 50% or more of the votes of the members of the Board of Directors of the Company and precluding Kevin Parry's direct role with the Company. The Company agreed to review the above mentioned restrictions on or after January 1, 2001 and to consider, without obligation, eliminating them.

            7. In connection with the Agreement and the Initial Restructuring Agreement, Global Gold Armenia Limited and Global Gold Georgia Limited issued promissory notes dated as of December 1, 1995 to the Company in the amounts of $802,740 and $47,260, respectively, which bear interest at the rate of 6.36% per annum and mature on November 30, 1998, for the purchase of the Company's Common Stock issued to Eyre and the Parry-Beaumont Trust pursuant to such Agreements.

            (b) Second Restructuring Agreement

      Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in the Fall of 1996 requested that the Company undertake a reverse split of its Common Stock to decrease the number of shares outstanding and to reduce the equity stake of certain shareholders who received shares pursuant to the Agreement essentially in their capacity as finders in order to facilitate possible future financings. In response thereto, by letter dated December 4, 1996, Eyre and the Parry-Beaumont Trust (i) surrendered their Acquisition Warrants to purchase 2,400,000 and 1,600,000 shares of the Company's Common Stock (a total of 4,000,000 shares) (prior to the Reverse Split) (ii) surrendered their right to designate two members of the Board of Directors of the Company and, in addition, Eyre agreed (iii) to waive its overriding royalties in the Armenian mining projects and (iv) to waive the approximately $146,000 due it under the promissory notes received at the Closing (the "Second Restructuring Agreement"). While Eyre had 2% overriding royalty on the Armenian mining projects (other than the Tailings Project), the Second Restructuring Agreement referred to the waiver of a overriding royalty of 1.5% on the Armenian mining projects in reliance on Eyre's earlier agreement to reduce such royalty to 1.5% by virtue of its failure to secure financing from a designated mining company in November, 1996. Accordingly, the Company believes that all overriding royalties on the Armenian mining projects have been validly waived.

            (c) Effect of the Agreement and the Restructuring Agreements

      As a result of the Agreement, Eyre, together with the Parry-Beaumont Trust, became the controlling stockholders of the Company and, as such, they were able to determine effectively the vote on any matter being voted on by the Company's stockholders, including the election of directors, and any merger, sale of assets or other change or control of the Company. Furthermore, pursuant to the Stockholders Agreement, Eyre had the right to designate 60% of the members of the Board of Directors, thereby gaining control thereof.

      However, by virtue of the Initial Restructuring Agreement, Eyre and the Parry-Beaumont Trust reduced their ownership to only 47.66% of the Company's issued and outstanding shares of Common Stock as of December 31 1995, and agreed not to control the votes of 50% or more of the stock of the Company or 50% or more of the members of the Board of Directors of the Company.

      Moreover, under the Initial Restructuring Agreement, the Company retained its rights with respect to both the Armenian Project and the Georgian Project, but relinquished all of its interest in the Australian Project.

      Also, by virtue of the Second Restructuring Agreement, Eyre and the Parry-Beaumont Trust surrendered Acquisition Warrants to acquire 4,000,000 shares of the Company's Common Stock (computed prior to the Reverse Split), thereby eliminating any Acquisition Warrants held by them, and their right to designate two members of the Board of Directors of the Company. Such action, together with the transfer of 2,000,000 shares of the Common Stock (after the Reverse Split) to Messrs. Gallagher and Garrison, described in detail above, diminished substantially the combined equity position formerly held by Eyre and the Parry-Beaumont Trust.

      (3) Eyre

            Eyre, which was organized in 1993, is an Australian public company registered with the Australian Securities Commission in Canberra, Australia. Eyre has not applied for listing on the Australian Stock Exchange.

            Eyre is engaged in the development of mining projects in Australia with a view toward the commercial exploitation thereof. Eyre currently owns a 100% interest in the lead/zinc mining prospect licenses in Ediacara, real estate and several additional assets.

            Eyre had 21 holders of all of its common stock as of May 1, 1995. Jeffrey Beaumont owns approximately 17.5% thereof, separate trusts for two other officers own about 11.75% thereof each; a trust for the benefit of Kevin Parry and the members of his family owns about 35% thereof, and the balance is owned by 17 other stockholders.

            Eyre's operating office is its own office building, Crest House, located at 7 Havelock Street, West Perth 6005, Western Australia. Its telephone number is 011619322-3988.

            The Australian Securities Commission brought a court action against Mr. Kevin Parry for the alleged criminal violation of Australian securities law arising out of his alleged breach of fiduciary duties while serving as a director of two corporations. Mr. Parry was found guilty of such violation in late 1994, paid a fine of $15,000 and was barred from serving as a director of a corporation for five years. In addition, the Company learned for the first time in February, 1996 that a criminal action had been initiated against Mr. Parry in late 1994 for the alleged misappropriation of property from an entity, but such action was subsequently dismissed by the court in question.

      (4) Parry-Beaumont Trust

            The Parry-Beaumont Trust is a trust primarily for the benefit of Kevin Parry and the members of his respective family, and Cameron Parry, one of Mr. Parry's sons, and Jeffrey Beaumont are the co-trustees thereof. The Trust's office is c/o Jeffrey Beaumont, Polymer Composites (Asia) Pte. Ltd., 18, Pioneer Sector 1, Jurong, Singapore 2262. Mr. Beaumont's telephone number is 01165862-4824, and Mr. Parry's telephone number is the same as that of Eyre.

      (5) Loan Transaction between the Company and Eyre

            Prior to the signing of the definitive agreement between the Company and Eyre, but before the closing thereof, the Company loaned Eyre the sum of $100,000 on an unsecured basis, which amount was offset against the $200,000 purchase price owed to Eyre under the Agreement. Pursuant to the Second Restructuring Agreement, the balance of approximately $146,000 owed by the Company to Eyre under its promissory notes delivered at the Closing was cancelled.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      1. The following documents are filed as part of this report: Financial Statements of the Company, including reports of independent certified public accountants, Balance Sheets, Statements of Income, Statements of Stockholders Equity, Statements of Cash Flow and Notes to Financial Statements: as at and for the periods ended December 31, 1996 and December 31, 1995.

      2. The Exhibits which are listed on the Exhibit Index attached hereto.

      3. No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                  EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION OF EXHIBIT
-----------               ----------------------

    1                     Certificate of Incorporation, as amended.(1)

    2                     By-laws(1)

    3 Certificate of Merger between the Registrant and Everest Petroleum Inc.(1)

    4                     Agreement of Merger between the
                          Registrant and Everest Petroleum Inc.(1)

    5                     Asset Purchase Agreement between the
                          Registrant and Eyre Resources N.L. dated as of June 30, 1995(1)

    6                     Form of 1995 Stock Option Plan+(1)

    7 Letter Agreement between Registrant, Eyre Resources N.L. and Robert A. Garrison+(1)

    8                     Employment Agreement between the
                          Registrant and Drury J. Gallagher dated as of July 1, 1995+(2)

    9                     Employment Agreement between the
                          Registrant and Robert A. Garrison dated as of July 1, 1995+(2)

    10                    Employment Agreement between Autosport
                          (Asia) Pte. Ltd. and Robert A. Garrison
                          dated as of July 1, 1996+(2)

----------
*     Filed herewith.

+     Management contract or compensatory plan or arrangement.

(1)   Filed with 10-KSB for period ended December 31, 1994.

(2)   Filed with 10-KSB for period ended December 31, 1995.

    11                    Stock Option Agreement between the
                          Registrant and Drury J. Gallagher dated as of July 1, 1995 with respect to the grant of 1,000,000 shares of the Company's Common Stock+(2)

    12                    Stock Option Agreement between the
                          Registrant and Drury J. Gallagher dated as of July 1, 1995 with respect to the grant of 487,500 shares of the Company's Common
                          Stock+(2)

    13                    Stock Option Agreement between the
                          Registrant and Drury J. Gallagher dated as of July 1, 1995 with respect to the grant of 12,500 shares of the Company's Common
                          Stock+(2)

    14                    Stock Option Agreement between the
                          Registrant and Robert A. Garrison dated as of July 1, 1995 with respect to the grant of 487,500 shares of the Company's Common
                          Stock+(2)

    15                    Stock Option Agreement between the
                          Registrant and Robert A. Garrison dated as of July 1, 1995 with respect to the grant of 12,500 shares of the Company's Common
                          Stock+(2)

    16                    Stock Appreciation Rights Agreement
                          between the Registrant and Drury J.
                          Gallagher dated July 21, 1995+(2)

    17                    Stock Appreciation Rights Agreement
                          between the Registrant and Robert A.
                          Garrison dated July 21, 1995+(2)

    18                    Assignment and Assumption Agreement
                          between Eyre Resources N.L. and Global
                          Gold Armenia Limited dated December 1,
                          1995(2)

    19                    Assignment and Assumption Agreement
                          between Eyre Resources N.L. and Global
                          Gold Georgia Limited dated December 1,
                          1995(2)

    20                    Assignment and Assumption Agreement
                          between Eyre Resources N.L. and Global
                          Gold Australia Limited dated December 1,
                          1995(2)

    21                    Promissory Note of the Registrant dated
                          December 1, 1995 in the principal amount of $100,000(2)

    22 Promissory Note of the Registrant dated as of December 1, 1995 in the principal amount of $100,000(2)

    23 Stockholders Agreement by and among the Registrant, Eyre Resources N.L., the Parry-Beaumont Trust, Drury J. Gallagher, Francis
                          A. Hayman, John Hayman. Howard G. Seitz
                          and George L. Ryan dated December 1,
                          1995(2)

    24 Guarantee and Indemnification Agreement of the Registrant dated December 1, 1995(2)

    25                    Warrant Agreement to purchase 20,000
                          shares of the Registrant's Common Stock
                          dated December 1, 1995 issued to David
                          Steadly(2)

    26                    Warrant Agreement to purchase 20,000
                          shares of the Registrant's Common Stock
                          dated December 1, 1995 issued to Karekin
                          Arzoomanian(2)

    27                    Form of Warrant Agreement issued to 20
                          purchasers of the Registrant's 10%
                          Convertible Notes pursuant to the
                          Confidential Private Placement Memorandum dated May 17, 1995, as amended(2)

    28                    Restructuring Agreement dated as of
                          December 1, 1995 by and among the
                          Registrant, Global Gold Armenia Ltd.,
                          Global Gold Georgia Ltd., Global Gold
                          Australia Ltd., Eyre Resources N.L., and the
                          Parry-Beaumont Trust (2)

    29                    Promissory Note of Global Gold Armenia
                          Limited dated as of December 1, 1995 in the principal amount of $802,740(2)

    30                    Promissory Note of Global Gold Georgia
                          Limited dated as of December 1, 1995 in the principal amount of $47,260(2)

    31                    Amended Employment Agreement between
                          the Registrant and Robert A. Garrison dated as of April 11, 1996+(2)

    32                    Agreement No. 1 by and between the
                          Registrant, London & International
                          Mercantile Limited and HCL
                          Communications Ltd.*

    33                    Agreement No. 2 by and between the
                          Registrant, London & International
                          Mercantile Limited and HCL
                          Communications Ltd.*

    34 Warrant Agreements to purchase 2,000,000 shares of the Registrant's Common Stock issued to London & International Mercantile Limited and HCL Communications Ltd.
                          under Agreement No. 1 with such party*

    35 Warrant Agreements to purchase 2,000,000 shares of the Registrant's Common Stock issued to London & International Mercantile Limited and HCL Communications Ltd.
                          under Agreement No. 2 with such party*

    36                    Assignment and Assumption Agreement
                          between the Registrant and Global Gold
                          Armenia Limited dated as of July 30, 1996*

    37                    Stock Option Agreement between the
                          Registrant and Drury J. Gallagher dated as of July 19, 1996, as amended on November 4, 1996+*

    38                    Stock Option Agreement between the
                          Registrant and Robert A. Garrison dated as of July 19, 1996, as amended on November 4, 1996+*

    39                    Restructuring Agreement dated December
                          4, 1996 by and among the Registrant,
                          Eyre Resources N.L. and the
                          Parry-Beaumont Trust*

    40 Certificate of Amendment to the Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on December 31, 1996*

    41                    Unanimous Written Consent of the Board
                          of Directors of the Registrant dated as of January 3, 1997, approving the transfer of 1,000,000 shares of the Registrant's Common Stock to each of Drury J.
                          Gallagher and Robert A. Garrison.+*

    42                    Letter Agreement by and among the
                          Registrant, Global Gold Armenia Limited
                          and First Dynasty Mines Ltd.*

    43 Debenture of Global Gold Armenia Limited issued to First Dynasty Mines Ltd. dated February 3, 1997, including Guarantee thereof by the Registrant*

    44                    Global Gold Armenia Limited Charge Over
                          Shares issued to First Dynasty Mines Ltd.
                          dated February 3, 1997*

    45 Form of Amendments No. 2, 3 and 4 to Warrant Agreement issued to the purchasers of the Registrant's 10% Convertible Notes pursuant to the Confidential Private Placement
                          Memorandum dated May 17, 1995,
                          as amended*

                                       SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GLOBAL GOLD CORPORATION
                                       (Registrant)


                                       By: /s/ Drury J. Gallagher
                                           ----------------------------------
                                           Drury J. Gallagher, Chairman, Chief
                                           Executive Officer and Treasurer


Dated: April 11, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                             Title                       Date
        ----                             -----                       ----


   /s/ Drury J. Gallagher   Chairman, Chief Executive Officer,    April 11, 1997
   ----------------------   Treasurer and Director (Principal
       Drury J. Gallagher   Executive and Financial Officer)


   /s/ Robert A. Garrison    President, Chief Operating
   ----------------------   Officer Secretary and Director        April 11, 1997
       Robert A. Garrison