Form 10QSB
period 1997-03-31
GLOBAL GOLD CORP
filed 1997-05-20
CIK 319671

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)
         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

         [   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE EXCHANGE ACT

         For the transition period from ________________ to _________________

                           Commission file number 02-69494

                               GLOBAL GOLD CORPORATION
                    (Name of small business issuer in its charter)

            Delaware                                           13-3025550
-------------------------------------------------------------------------------
       (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                    Identification No.)

            438 West 37th Street, Suite 5-G, New York, New York 10018
-------------------------------------------------------------------------------
    (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number                 (212) 563-5933
                          -------------------------------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No     .
    ----    ----

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes      No      .  Not Applicable
                                                -----   -----

    As of March 31, 1997, there were 4,098,114 shares of the registrant's Common Stock outstanding.

    Transitional Small Business Disclosure Format (check one): Yes      No   X .
                                                                  -----   -----

                                  TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Financial Statement:
         Report of Independent Certified Public Accountants (unaudited).......3

         Balance Sheet - As of March 31, 1997 ................................4

         Statements of Income and (Loss) - For the periods January 1, 1997 through March 31, 1997 and January 1, 1996 through March 31, 1996 and for the development stage period January 1, 1995 through
         March 31, 1997.......................................................5

         Statements of Changes in Stockholders' Equity For the period January 1, 1997 through March 31, 1997 and for the development stage period
         January 1, 1995 through March 31, 1997...............................6

         Statements of Cash Flows - For the periods January 1, 1997 through March 31, 1997 and January 1, 1996 through March 31, 1996 and for  the development stage period January 1, 1995 through
         March 31, 1997 ......................................................8

         Notes to Financial Statement ........................................9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation ............................................26


PART II. Other Data ..........................................................35

                           ACCOUNTANTS' COMPILATION REPORT


To the Board of Directors and Stockholders of Global Gold Corporation

We have compiled the accompanying balance sheet of Global Gold Corporation (a development stage company) as of March 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the quarters ended March 31, 1997 and 1996 and the development stage period January 1, 1995 through March 31, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

A development stage entity reports profit and loss information cumulatively, from the inception of development stage activities, which is January 1, 1995.
We audited the 1996 and 1995 statements and a going concern opinion was rendered (as below).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, management must continue to raise significant amounts of capital in accordance with its requirements as a joint venture partner and ultimately must commence profitable operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.





                                        Marks Shron & Company, LLP


May 13, 1997

                                                                       Exhibit A
                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                                    Balance Sheet

                                    March 31, 1997

                                     (Unaudited)

                                        ASSETS


CURRENT ASSETS

    Cash                                                           $  17,850
                                                                   ---------

NONCURRENT ASSET

    Notes receivable, net of allowance for bad
      debts of $150,000 - Note 9                                     150,000

OTHER ASSETS

    Organization costs                                                 9,361
    Investment in certain mining interests - Notes 6 and 8         1,003,494
    Deferred costs - Note 12                                       1,467,344
                                                                   ---------
                                                                   2,480,199
                                                                   ---------

TOTAL ASSETS                                                      $2,648,049
                                                                  ----------
                                                                  ----------

CURRENT LIABILITIES


    Note payable - First Dynasty Mines, Ltd. - Note 20            $1,071,000
    Officers' compensation payable - Notes 10 and 16                 158,334
    Accounts payable and accrued expenses - Note 11                  566,227
    Notes payable - Note 13                                          192,000
                                                                  ----------
                                                                   1,987,561
                                                                  ----------

STOCKHOLDERS' EQUITY - Exhibit C

    Common stock $.001 par, 100,000,000 shares authorized
      4,098,114 issued and outstanding                                22,981
    Paid-in capital - Dormant period                               3,228,519
    Paid-in capital - Development stage                            1,457,673
    Retained earnings - Dormant period                            (2,907,648)
    Retained earnings - Development stage                         (1,141,037)
                                                                  ----------
                                                                     660,488
                                                                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $2,648,049
                                                                  ----------
                                                                  ----------
See the accompanying notes and Accountants' Compilation Report.

                                                                       Exhibit B

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                           Statements of Income and (Loss)
                                     (Unaudited)


                                                                              January 1, 1995
                                    January 1, 1997       January 1, 1996  (development stage)
                                          through            through              through
                                     March 31, 1997       March 31, 1996     March 31, 1997
                                    ---------------      ----------------  -------------------
REVENUE                                    $  -                $  -              $  -

                                           ---------         ---------          ----------
EXPENSES
    Officers compensation /=/ Note 16         33,334           50,000             333,334
    Administrative fees                        3,000            2,400              24,158
    Legal                                     32,896           14,204             356,225
    Accounting and auditing                   20,000           11,423              90,848
    Transfer agent and securities fees         1,111            2,337              12,023
    Proxy costs                                  -                111              26,555
    Office expense                             6,558              210              16,011
    Travel                                      -              11,594              42,949
    Rent - Note 1                              9,000            9,000              45,000
                                          ----------       ----------          ----------
                                             105,899          101,279             947,103
                                          ----------       ----------          ----------

OPERATING (LOSS)                             105,899          101,279             947,103
                                          ----------       ----------          ----------
OTHER INCOME (EXPENSES)

    Interest and royalty income                   -                 4                 869
    Organization costs                          (240)          (3,200)             (5,040)
    Interest expense                          (4,800)          (2,290)            (12,531)
    Provision for bad debts - Note 9             -                -              (175,000)
                                           ----------       ----------        ------------
                                              (5,040)          (5,486)           (191,702)
                                           ----------       ----------        ------------

(LOSS) BEFORE INCOME TAXES                  (110,939)        (106,765)         (1,138,805)

    Income taxes                                 176              176               2,232
                                           ----------       ----------        ------------

NET (LOSS)                                $ (111,115)      $ (106,941)       $ (1,141,037)
                                          ----------       ----------        ------------
                                          ----------       ----------        ------------

NET (LOSS) PER SHARE (Note 18)            $    (.027)      $    (.051)
                                          ----------       ----------
                                          ----------       ----------

See the accompanying notes and Accountants' Compilation Report.

                                                                      Exhibit C

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)
                          Consolidated Financial Statements
                Statements of Changes in Stockholders' Equity - Note 19
                                     (Unaudited)




                                                             Paid-in       Retained      Retained       Paid-in
                               Issued and                    Capital       Earnings      Earnings       Capital
                              Outstanding      Common       (Dormant       (Dormant    (Development   (Development
                                 Shares         Stock        Period)        Period)       Stage)         Stage)           Total
                              -----------     --------     ----------      --------    ------------   ------------       -------

Stockholders' Equity
  January 1, 1995                 898,074     $ 89,807     $3,147,693   $(2,907,648)    $   -          $   -           $  329,852

Net Loss - January 1,-
  December 31, 1995               -               -             -             -           (361,345)        -             (361,345)

Adjustment re: restatement
  of par value - Note 1           -            (80,826)        80,826         -             -              -              -

Eyre acquisition - Note 5       1,000,000       10,000          -             -             -             840,000         850,000


Proceeds through private
  offering - Note 14              200,000        2,000          -             -             -             419,573         421,573
                              -----------     --------     ----------   ------------    ------------   ----------      ----------

Stockholders' equity
  December 31,1995              2,098,074     $ 20,981     $3,228,519   $(2,907,648)    $ (361,345)    $1,259,573      $1,240,080
                              -----------     --------     ----------   ------------    -----------    ----------      ----------
                              -----------     --------     ----------   ------------    -----------    ----------      ----------




See the accompanying notes and Accountants' Compilation Report.

                                                                       Exhibit C
                                                                     (Concluded)
                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)
                          Consolidated Financial Statements
                Statements of Changes in Stockholders' Equity - Note 19
                                     (Unaudited)



                                                            Paid-in        Retained      Retained      Paid-in
                               Issued and                    Capital       Earnings      Earnings       Capital
                              Outstanding      Common        (Dormant      (Dormant    (Development   (Development
                                 Shares         Stock        Period)        Period)       Stage)        Stage)           Total
                             ------------     --------      ----------     ---------   ------------   -------------      -----

Stockholders' Equity
  December 31, 1995           2,098,074      $  20,981    $3,228,519  $(2,907,648)   $  (361,345)     $1,259,573    $1,240,080

Net Loss - January 1, -
  December 31, 1996               -               -            -             -          (668,577)          -          (668,577)

Warrants exercised                   40           -            -                           -                 100           100
                            ------------     ---------    -----------  -----------   ------------    -------------   --------------
Stockholders' Equity -
  December 31, 1996           2,098,114         20,981     3,228,519   (2,907,648)    (1,029,922)      1,259,673       571,603

Net Loss - January 1 -
  March 31, 1997                                                                        (111,115)                     (111,115)

Issuance of common stock -
  Note 16                     2,000,000          2,000         -             -             -             198,000       200,000
                            ------------     ---------    -----------  -----------   ------------    -------------   --------------

Stockholders' Equity -
  March 31, 1997              4,098,114      $  22,981    $3,228,519  $(2,907,648)   $(1,141,037)     $1,457,673    $  660,488
                            ------------     ---------    -----------  -----------   ------------    -------------   --------------
                            ------------     ---------    -----------  -----------   ------------    -------------   --------------


In 1996, 200,000 shares were issued to collateralize two guarantees by London and International Merchantile Ltd.

The guarantees were rescinded and therefore, such shares were returned in 1997 and have not been reflected on this statement.

See the accompanying notes and Accountants' Compilation Report.

                                                                       Exhibit D
                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                               Statements of Cash Flows
                                     (Unaudited)


                                                                                        January 1, 1995
                                              January 1, 1997       January 1, 1996  (development stage)
                                                    through            through              through
                                               March 31, 1997       March 31, 1996     March 31, 1997
                                              ---------------      ----------------   -------------------


CASH FLOWS FROM DEVELOPMENT
  STAGE ACTIVITIES:
  Net loss - Exhibit B                              $ (111,115)     $  (106,941)        $(1,141,037)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Non-cash items included in loss
       Amortization                                        240                -                 240
       Provision for bad debt                                -                -             175,000
    Change in assets and liabilities:
       Organization costs                                    -           (6,401)             (9,601)
       Accounts payable and accrued expenses          (355,158)         163,600             842,061
                                                    ----------       ----------          ----------
Net Cash Provided (Used) by Development Stage
   Activities                                         (466,033)          50,258            (133,337)
                                                    ----------       ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investment in certain mining interests -
    net of financing                                         -                -            (153,494)
  Deferred costs - mining interests                   (588,486)        (102,586)         (1,391,344)
                                                    ----------       ----------          ----------
Net Cash (Used) by Investing Activities               (588,486)        (102,586)         (1,544,838)
                                                    ----------       ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from First Dynasty Mines, Ltd.            1,071,000                -           1,071,000
  Net proceeds from private placement offering               -                -             421,573
  Note payable - officer                                 1,000                -             192,000
  Warrants exercised                                         -                -                 100
                                                    ----------       ----------          ----------
Net Cash Provided by Financing Activities            1,072,000                -           1,684,673
                                                    ----------       ----------          ----------

NET INCREASE (DECREASE) IN CASH                         17,481          (52,328)              6,498
CASH - beginning                                           369           63,299              11,352
                                                    ----------       ----------          ----------
CASH - end                                        $     17,850       $   10,971        $     17,850
                                                    ----------       ----------          ----------
                                                    ----------       ----------          ----------
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                               $        688       $      990        $      1,336
                                                    ----------       ----------          ----------
                                                    ----------       ----------          ----------

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    In January 1997 the Board of Directors of the Company approved the issuance of 2,000,000 shares of its common stock in exchange for cancellation of $200,000 of officers' compensation payable (Note 16).

See the accompanying notes and Accountants' Compilation Report.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997




NOTE 1:  ORGANIZATION (AS A DEVELOPMENT STAGE COMPANY) AND
         ACCOUNTING POLICIES
         The Company was incorporated in the State of Delaware and as further described hereafter, had no operating or development stage history from its inception until January 1, 1995. Accordingly, the Company has been dormant until 1995. During 1995, the Company changed its name from Triad Energy Corp. to Global Gold Corporation. An Australian corporation, Eyre Resources N.L. and an affiliate (hereafter Eyre) presented to management an opportunity to develop certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. As part of the plan to acquire the mining interests and raise venture capital, the Company increased the number of shares authorized to be issued from ten million to one hundred million. These Republics, which recently won their independence, may be prone to political and economic turmoil which may result in various adverse ramifications.

         The Company has offices in New York City in premises operated by the Company's President, Mr. Drury Gallagher who is charging rent in the amount of $3,000 per month to the Company for use of the premises, office equipment, facilities, etc. commencing January 1, 1996. The Company has not paid any employees for services, except Mr. Gallagher and Mr. Garrison, as hereafter discussed.

         During 1995, the Company formed certain-wholly owned foreign subsidiaries. Any reference in these statements to Global (the Company) may also include one, some, or all of the subsidiaries. All intercompany transactions were eliminated.

         As a result of ownership changes, the Company will not be able to benefit from all of its net operating loss carryforwards. (Income tax matters - Note 17).

         Management has made any necessary interim period accounting adjustments in order for the statements not to be misleading.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997




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

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997




NOTE 4:  DEVELOPMENT STAGE COMPANY

         The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control. These include, without limitation, unanticipated problems and additional costs relating to development, production, marketing, and competition. Management must also be successful in securing significant additional investor and/or lender financing and political risk insurance. The Company expects to incur operating losses for the near term and, in any event, until such time as it derives substantial revenues from the sale of concentrates containing gold and copper. Pursuant to the documents as hereafter summarized, different mining, processing, purifying, reprocessing and exploration endeavors are contemplated. Where appropriate, an endeavor will commence only after successful results of a feasibility study are rendered.


NOTE 5:  ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

         Pursuant to the Asset Purchase Agreement dated June, 1995, (the "Agreement"), the Company acquired from Eyre, an Australian corporation, all of its potential interest in its Armenian gold mining project and all of Eyre's potential interest in its Georgia gold and copper mining project (Note 8). The Agreement closed April, 1996.

         The Company paid Eyre for the Armenian and Georgian interests as follows:

              Cash                          $   153,494
              Note payable (Note 13)            100,000
              Note payable (Note 13)             46,506
                                            -----------
                                            $   300,000
                                            -----------
                                            -----------

         The Agreement also provided for the Company to cause the delivery to Eyre of one million shares of stock, with an estimated value of $850,000, and warrants to acquire an additional four hundred thousand shares (Note 15). The Agreement left Eyre with two out of five seats on the Board of Directors.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)
                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997


NOTE 5:  ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE (continued)

         As of December 1, 1995, the Company and Eyre entered into a Restructuring Agreement pursuant to which Eyre surrendered 1,000,000 shares of common stock and acquisition warrants to purchase 600,000 shares of common stock and acquired a 2% overriding production royalty subject to adjustment in the event the ownership of the Company were to become owned by less than 50% United States residents. If such were about to occur, Eyre would have the right to sell warrants to purchase the Company's common stock by U.S. residents, and, if that did not occur as prescribed, Eyre would surrender certain of their warrants in return for an increased royalty potentially totaling another 1%. The initial Armenian tailings project (Note 7) is excluded from the royalty arrangement. In the event the Company undertakes any additional mineral extraction projects in the Republics of Armenia or Georgia, Eyre will receive a 1% overriding production royalty from the Company's revenues, also subject to a similar adjustment which may total up to another 1/2%. The Company shall pay to Eyre $8,333 per month to be applied against the royalty arrangement commencing with the closing of the funding of the tailings project at Ararat, Armenia (Note 7).

         The Restructuring Agreement provided that Eyre may submit to the Company additional projects, and that the Company shall in good faith consider acquiring such projects by issuing additional shares of common stock; provided in no event shall Eyre own or control 50% or more of the outstanding common stock of the Company.

         Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in the fall of 1996 requested that the Company undertake a reverse split of its Common Stock (see Note 19) to decrease the number of shares outstanding and to reduce the equity stake of certain shareholders who received shares pursuant to the Agreement essentially in their capacity as finders in order to facilitate possible future financings. In response thereto, by letter dated December 4, 1996, Eyre and the Parry-Beaumont Trust surrendered their Acquisition Warrants to purchase 240,000 and 160,000 shares of the Company's Common Stock (a total of 400,000 shares), surrendered their right to designate two members of the Board of Directors of the Company and in addition, Eyre agreed to waive its overriding royalties in the Armenian projects and to waive the approximately $146,000 due it under the promissory notes received at the closing (the "Second Restructuring Agreement"). While Eyre had 2% overriding royalty on the Armenian mining projects (other than the Tailings Project), the Second Restructuring Agreement referred to the waiver of a overriding royalty of 1.5% on the Armenian projects in reliance on Eyre's earlier agreement to reduce such royalty to 1.5% by virtue of its failure to secure financing from a designated mining company in November, 1996. Accordingly, the Company believes that all overriding royalties on the Armenian mining projects have been validly waived.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997



NOTE 6:  PATTERSON, BELKNAP, WEBB & TYLER LLP

         Global has retained the law firm of Patterson, Belknap, Webb & Tyler LLP (PBWT) to represent the Company in its dealings with the Armenian and Georgian Republics. PBWT has an international law practice involving commercial, non-profit and humanitarian issues and has offices in Moscow. Mr. Van Z. Krickorian (VZK), of counsel to PBWT, has been designated to conduct the negotiations with the Republics. VZK was formerly Armenia's Deputy Permanent Representative to the United Nations.

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

         In addition, PBWT performs additional legal services for the Company as requested and as of March 31, 1997, there were approximately $300,000 of unbilled fees and contingent fees.


NOTE 7:  THE ARMENIAN JOINT VENTURE AGREEMENT

         On February 2, 1996, the Company and Armgold, a division of the Ministry of Industry of the Government of the Republic of Armenia, initialed a Joint Venture Agreement entitled the Armenian Gold Recovery Company (the "Venture"). The Agreement was modified May 1, 1996. On June 29, 1996, the Republic of Armenia issued a decree authorizing Armgold's joint venture with the Company.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997




NOTE 7:  THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

         The Venture may at times be required to obtain various approvals, licenses, permits, etc., on a timely basis. Failure to obtain such from the Government, may materially and adversely affect the Company. Pursuant to the May 1, 1996 Agreement, Armenia, in general, has agreed to have the cost of the approval process be borne against its share of joint venture profits.

         The initial stage calls for processing tailings at the Ararat site and for various studies for a gold mining operations at the Zod site. Management believes capacities at Zod will be significant. Mining at a third site, Meghradzor, will commence once Zod is operational. At each site, the Agreement calls for the Armenian Government to transfer to the Venture free and clear title in the mining rights. The Company will be required to provide administration, training, management, feasibility studies, technology and business plans, as appropriate.

         Pursuant to the Joint Venture Agreement, the Company has the following obligations:


                                                 Investment
         Endeavor                                Requirement
         -----------------------------           -----------
         Delivery of tailings processing
         Operation equipment to Ararat           $5,000,000

         Zod Complex prefeasibility study
         and commencement of full
         feasibility study on Zod Complex        $  500,000

         Operation of Tailings processing        $2,250,000

         Complete full feasibility study
         and business plan on Zod Complex        $  500,000

         Tailings processing operations
         at Ararat                               $2,250,000

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997




NOTE 7:  THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

         The parties have begun to implement the Tailings Project. On October 7, 1996, the Armenian Government issued a license for a five-year period of implementation of the development plan at Ararat, effective after the registration of the Venture with the appropriate Armenian governmental authorities, in accordance with applicable Armenian law. The registration of the Venture occurred on November 8, 1996. In addition, the mining engineering firm retained in connection with the Armenian Project obtained bulk ore samples from the tailings site for testing in Canada. An independent laboratory, which analyzed such samples, advised the Company, in its written report in February, 1997, that the test results showed that approximately one and one tenth gram of gold could be obtained from each metric tonne of ore at the site covered by the Tailings Project, although there can be no assurance thereof.

         Pursuant to the decree issued in connection with the Armenian Joint Venture Agreement, GGA was required to invest $5,000,000 in the Tailings Project on or before February 1, 1997. Such requirement was deemed satisfied by the parties.

         Pursuant to the Armenian Joint Venture Agreement, the Venture now engaged in the final engineering and initial construction for the Tailings Project. The Venture entered into a Tailings Dam Construction Contract with Armhydro for $640,000 on January 31, 1997. AGRC also retained a Canadian engineering firm, under a contract for Engineering, Procurement and Construction Management Services dated January 31, 1997, under which the compensation payable to the contractor under Phase I of the project is $4,500,000.

         While the Company has been advised that proven reserves exist in the Tailings Project and that the mining thereof can be done on a profitable basis, there can be no assurance of such result.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997




NOTE 7:  THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

         Presently, it is not contemplated that the Armenian Government will be assigned a value for their contribution of the mine properties and rights to the venture. VZK has advised that profit computations are still to be resolved. International or other accounting standards have not been adopted in the Agreement. For the Ararat tailings project, once profits are determined, they shall be split 50/50 so long as the Percentage of Recovery of Metals Per Gram Per Ton is 70% or more. Based upon a sliding scale, Global's profit share will increase to 66.67% if the recovery rate declines to 50% or less.

         Armenia has permitted a tax holiday for the contemplated venture as follows: for the first two years there shall be a complete exemption from profits tax. For the third through the tenth year, only 50% of the taxable income shall be taxable.


NOTE 8:  THE GEORGIAN AGREEMENT

         The Company also acquired from Eyre rights under a Foundation Agreement dated April 22, 1995 (including a Charter for a Joint Venture Company) with R.C.P.A. "Madneuli", a Georgian state enterprise, in connection with carrying out certain mining of the Madneuli deposit. The Company has been advised that the application for the license required to be filed with the Georgian government has not been filed, and it has no definitive agreement granting it fixed rights to mining production or processing in Georgia. The Company intends to commence discussions with the Government after it raises capital.

         The current Agreement calls for each partner to advance capital in a 50/50 ratio. Neither international nor any other body of accounting standards have been adapted in the joint venture agreement. Cash flow initially is to be distributed as follows:

              RCPA Madneuli            9.75%
              Eyre (now the Company)   9.75%
              Panquest                  .25%   (Georgian resource broker)
              Sinking Fund              .25%   (Georgia)
              Capital Repayments      80.00%

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997



NOTE 8:  THE GEORGIAN AGREEMENT (continued)

         After recovery of capital, the net profit were to be distributed as follows:

         a) RCPA - according to shareholdings (i.e. share of the Foundation Fund, which shares could be changed only by unanimous vote of the participants), less 2.5% to the Sinking Fund, and

         b) The Company (or its wholly-owned subsidiary) - according to shareholdings less 2.5% to Panquest.

         The Agreement calls for the Board of the Joint Venture Company to annually decide upon the amount of profit distributions.

         The Joint Venture Company will not be required to pay Georgian income tax on the profits obtained within the Company for the first two years after all capital and capital costs have been repaid. In the following two years, taxation shall be at 50% of the normal rate. Thereafter, the Joint Venture Company may apply to the Ministry of Finance for additional taxation privileges. Reinvested capital will be exempt from taxation.

         The Joint Venture Company may at times be required to obtain various approvals, licenses, permits, etc., on a timely basis. Failure to obtain such from the Government could materially and adversely affect the Company.

         The Company recently learned that the Georgian Government is planning to privatize the development of the Madneuli mine through a public bidding process which is slated to end on April 15, 1997. Since the structure of the Madneuli mining project under the public tender differs markedly from that contemplated under the Asset Purchase Agreement between the Company and Eyre dated as of June 30, 1995, the Company has decided not to submit a bid for the development of the Madneuli mining project. However, there can be no assurance that the Company will be successful in acquiring any rights or concluding any definitive agreements with respect to the Madneuli mining project, or, if so, on terms acceptable to it. Furthermore, if the Company does acquire any rights to the Madneuli mining project, there can be no assurance that it will be able to obtain financing for the acquisition or development thereof, or, if so, on terms acceptable to the Company.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997



NOTE 9:  NOTES RECEIVABLE

         The Company holds a note receivable as follows:


              Amount         Interest Rate              Debtor
            ----------       -------------    ------------------------------

            $  300,000       Prime + 2%     Jet-Line Environmental Services,
                                            Inc. (Jet-Line)


              (150,000)                     Allowance for doubtful accounts
            ----------
             $ 150,000
            ----------
            ----------

         The Jet-Line note as more fully described in the documents, is convertible into 20% of Jet-Line's common stock. Jet-Line has defaulted on prior balloon payment obligations and is in default of its current interest requirements. The note is secured by U.C.C.'s on certain equipment. Jet-Line owns certain valuable assets. The Company pledged the Jet-Line notes as collateral for loans to the Company from Drury Gallagher.


         Jet-Line advised the Company in early March, 1997 that it received a notice of the revocation of its license to do business in Massachusetts and a fine of $100,000 from the Massachusetts environmental authorities. Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. As a result, Jet-Line has been requested by such authorities to sell its facility in Massachusetts, and Jet-Line is now engaged in negotiations with a potential buyer with respect to such sale. The Company sent Jet-Line a written notice of default and demand for payment on March 14, 1997, and a further demand letter on April 2, 1997, and is considering whether to sell the assets in which it holds a first security interest. The Company has also requested Jet-Line to seek additional financing and to use part of the proceeds therefrom to satisfy the Jet-Line Note in full. However, there can be no assurance that Jet-Line will be able to consummate such sale or obtain such financing. Thus, there can be no assurance that the Company will ultimately be paid the full principal amount of, and accrued interest on, the Jet-Line note. Management has not accrued interest on the note and revised its allowance for doubtful accounts to $150,000.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997


NOTE 10: OFFICERS' COMPENSATION PAYABLE

         Officers' compensation payable consists of the following:


                                March 31, 1997
                                --------------

         Drury Gallagher           $  75,000

         Robert Garrison              83,334
                                   ---------
                                   $ 158,334
                                   ---------
                                   ---------

(See Note 16)

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses include the following:


                                          March 31, 1997
                                          --------------

         Legal - General Counsel             $  91,789
         Legal - Patterson, Belkap, Webb
            & Tyler LLP (Note 6)               325,844
         Drury Gallagher, Robert Garrison
            and Affiliates                      72,651
         Other Miscellaneous                    75,943
                                             ---------
                                             $ 566,227
                                             ---------
                                             ---------

NOTE 12: DEFERRED COSTS

         Deferred costs include the following:

                                          March 31, 1997
                                          --------------
         Legal - Patterson, Belknap, Webb
           & Tyler LLP(Note 6)             $   459,542
         Legal - General Counsel                81,747
         Engineering                           608,404
         Research and Analysis                  82,042
         Overseas travel                        71,656
         Equipment                              14,713
         Other                                  73,241
                                            ----------
                                            $1,467,344
                                            ----------

NOTE 13: NOTES PAYABLE

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

                                    March 31, 1997


NOTE 13: NOTES PAYABLE (continued)

         The first note bears interest at 6.36% per annum, and is payable contingent upon the Company obtaining financing of at least $2,000,000, whether from equity, debt or a combination of both. After this condition is met, the note is due within 10 business days.

         The second, with interest at 5.65% per annum, is payable in full no later than December 31, 1996. Pursuant to the Second Restructuring Agreement (Note 5) dated December 4, 1996 both promissory notes were cancelled.

         Drury Gallagher loaned the Company $192,000. The note evidencing the loan bears interest at 10% per annum and is due on or before June 30, 1997 together with accrued and unpaid interest.

NOTE 14: CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM

         Pursuant to a Private Placement Offering dated May 17, 1995, as amended, the Company issued $500,000 of 10% convertible senior notes due December 31, 1996. Expenses in connection with the offering were $78,427.

         Each $1,000 convertible note entitled the holder to 400 shares of common stock, and warrants to purchase 800 shares of common stock at an exercise price of $.50 per share at any time before December 31, 1996. The expiration date was subsequently extended to December 31, 1997.

         In accordance with the Offering, interest was not payable on the notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of convertible notes were exchanged for 200,000 shares of common stock.

NOTE 15: WARRANTS OUTSTANDING

         The Company had warrants outstanding as follows:


                                   # Shares Right    Price/Share   Expiration
            Warrant Holder(s)        to Purchase  Exercisable at      Date
           -------------------       -------------  -------------   ----------
         Stockholders through
           Note Conversion -
           Note 5                       400,000       $1.00          12/31/97
         Other                            4,000       $5.00          11/30/98
                                        -------
                                        404,000
                                        -------
                                        -------

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997



NOTE 16: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         Management presently consists of Mr. Drury Gallagher and Mr. Robert Garrison. Mr. Gallagher has been President of the Company and a stockholder since 1981. Mr. Garrison was subsequently hired to oversee mining and related financing activities. Mr. Gallagher and Mr. Garrison entered into employment agreements with the Company effective July 1, 1995. Each is entitled to receive a base salary of $100,000 per year, for 50% of their time, for a three year term. The agreements call for automatic annual increases as defined. The Board may award bonuses up to 50% of base compensation.

         On January 3, 1997, the Board of Directors of the Company approved the issuance of 1,000,000 shares of its Common Stock to each of Messrs. Gallagher and Garrison in exchange for, (a) in Mr. Gallagher's case, the cancellation of $100,000 of accrued salary, and the cancellations of his options to acquire 175,000 shares of the Common Stock of the company and the cancellation of his stock appreciation rights (the "SARs") which, under certain circumstances, could have resulted in the issuance to him of up to 37,500 shares of the Company's Common Stock and (b) in Mr. Garrison's case, the cancellation of $100,000 of accrued salary, the cancellation of his options to buy 75,000 shares of the Company's Common Stock and the cancellation of his SARs. The Company made such transfer to reward each of them for their efforts to secure financing for the Company and/or the Armenian mining project, for maintaining the Company's existence in the face of the Company's potential insolvency, and to increase their proprietary stake of the day-to-day management of the Company. In 1997, Eyre questioned the validity of the issuance by the Company of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison.

         Global Gold Armenia Limited ("GGA") (Note 17) agreed to retain Robert
         A. Garrison as a consultant for a three-year period commencing February 1, 1997 for $150,000 per annum pursuant to the terms of the consulting agreement entered into between such parties. Under such agreement, Mr. Garrison will serve as a Senior Vice President of GGA, will assist it in furtherance of its business interests under the supervision of the board of directors of GGA and provide ongoing management as the board of directors of GGA reasonably requests of him from time to time. Mr. Garrison agreed to devote 50% of his time and attention to the performance of his services under such agreement, in his capacity as an independent contractor. Such agreement is terminable by the consultant upon 90 days prior written notice to GGA (or lesser notice if GGA agrees to such shorter period) or for cause (as defined therein) or without cause, which, in such latter case, would require GGA to pay Mr. Garrison the amount of his consulting fees remaining unpaid under such agreement. Such agreement is in lieu of the above mentioned salary.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997






NOTE 17: NON-UNITED STATES WHOLLY OWNED SUBSIDIARIES/INCOME TAX MATTERS

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

         Company experienced net operating losses for each of the two years ended December 31, 1996. The Company has elected to carryforward such losses for Federal income tax purposes and offset future taxable earnings. However, since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded.

         The off shore companies were formed in part, as a result of the concerns of Eyre, the previous Australian owner of the mining rights, and presently a substantial non-controlling stockholder group of the Company, that they not be exposed to two layers of corporate taxation, United States and Australia. The Company will obtain a tax opinion on the transaction, which will also seek to give greater comfort to current and future U.S. and non-U.S. shareholders, that the structure will in fact satisfy realistic income tax goals of all concerned parties. Inasmuch as management valued the shares of stock distributed to Eyre in exchange for acquiring the aforementioned mining interests at $.085 per share (such interests, described herein, were not substantially perfected at the time of the transaction), it is management's position that even if the Internal Revenue Service deemed the transaction to be a taxable event, there would nevertheless be insignificant income tax consequences. However, there can be no such assurance. Furthermore, the Company will determine that the structure will not in any way be a deterrent from obtaining future financing or political risk insurance. Management will consider future structural changes, if necessary.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997




NOTE 18: NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents have not been included since the effect would be antidilutive.


NOTE 19: REVERSE STOCK SPLIT

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

         All share and per share data in this report have been restated to reflect the reverse stock split, unless otherwise noted.


NOTE 20: FIRST DYNASTY MINES LTD.

         The Company, GGA and First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company, entered into a preliminary agreement dated January 27, 1997 whereby First Dynasty agreed to advance funds in stages necessary for the development of the Armenian mining projects.

         The Company and First Dynasty entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the Armenian mining projects (the "FDM Agreement"). The principal terms of the FDM Agreement are outlined as follows:

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997




NOTE 20: FIRST DYNASTY MINES LTD. (continued)

         First Dynasty agreed to advance a maximum of $24,510,000 under the FDM agreement. All funds advanced by First Dynasty will be advanced to GGA as debt, which is convertible into stock of GGA at First Dynasty's option or is automatically converted into such stock under certain circumstances, as follows:

         A. The first $6,490,000 of debt is convertible into 25% of the capital stock of GGA.
         B. The next $3,520,000 of debt together with the advance described above is convertible into 51% of the capital stock of GGA.
         C. For every additional $.5 million advanced in respect of the development of the Zod and Meghradzor mines (excluding the $10 million Tailings Project expenditure) as a loan to GGA, such debt is convertible into an additional 1% of the capital stock of GGA, up to a maximum of 80% of the issued and outstanding shares of capital stock of GGA.

         Upon obtaining 80% of the capital stock of GGA, or upon making aggregate advances of $24,510,000, First Dynasty would be entitled to acquire the remaining 20% of the outstanding of capital stock of GGA, within 18 months after making such total advances, by issuance of 4,000,000 of its common stock, except that such number of shares will be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines (which are established at the end of such 18 month period), exceed five million ounces.

         First Dynasty will be entitled to appoint three of the five directors of GGA until First Dynasty shall acquire 80% of the issued and outstanding common stock of GGA.

         First Dynasty carried out certain initial commitments in February, 1997. They loaned GGA $675,000 to pay outstanding payables, agreed to fund the $640,000 Tailings Dam Construction contract and agreed to guarantee or co-sign up to $3,500,000 of the equipment purchase contract and up to $1,000,000 of the engineering, procurement, construction management agreement between the Venture and a Canadian engineering firm. First Dynasty further agreed to loan the Company an additional $675,000 to cover the balance of the outstanding payables. First Dynasty made direct payments of $396,000 on the Tailings contact and engineering agreement in the first quarter of 1997.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    March 31, 1997




NOTE 20: FIRST DYNASTY MINES LTD. (continued)

         In addition, First Dynasty agreed to pay the Company $400,000 for use, at its option, to defray its expenses in participating in the negotiation of the second Armenian joint venture agreement, which is now occurring, of which $200,000 was paid upon the execution and the delivery of the FDM Agreement and the balance of $200,000 will be paid on June 30, 1998. Although not reflected in the FDM Agreement, First Dynasty also agreed to pay the Company $150,000 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997.

                               GLOBAL GOLD CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS



(A) GENERAL OVERVIEW

    The Company is presently engaged in the development of a gold mining project in Armenia, and is currently considering pursuing a gold and copper mining project in Georgia (both of which countries are members of Commonwealth of Independent States). The Company is currently in the pre-development stage and has not received any revenues from mining activities. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company" reflected in the Form 10-KSB filed by the Company for the period ended December 31, 1996.

(B) ARMENIAN MINING PROJECT

    (a)  ARMENIAN JOINT VENTURE AGREEMENT

    The Company, the Ministry of Industry of Armenia and Armgold, S.E., the Armenian state gold enterprise, executed and delivered the Armenian Joint Venture Agreement, dated as of May 1, 1996. The Company thereafter assigned its rights and obligations thereunder to Global Gold Armenia Limited, its wholly-owned Cayman Islands subsidiary ("GGA"). The Armenian Joint Venture Agreement contemplates the formation of the Armenian Gold Recovery Joint Venture Co. Ltd., a limited liability company under Armenian law ("AGRC"), which will construct, operate and market the gold production and provide capital and financing in a multistage development of the Armenian gold industry. Stage 1 of the Armenian Joint Venture Agreement involves the processing of an estimated 12 million tonnes of tailings from the Ararat processing plant, which the Company believes average 1 gram of gold per tonne (based on the independent metallurgical study obtained by the Company) (the "Tailings Project") and the completion of a comprehensive feasibility study and business plans for the development of the Zod mine. Based on the business plans to be approved by all parties, Stage 2 calls for the rehabilitation of the Ararat Gold Processing Plant and for mine development and operation as well as engineering and building a gold processing plant at the Zod mine, and Stage 3 calls for mine development and operation as well as engineering and building a gold processing plant at the Meghradzor mine, a feasibility study for a gold refinery, and exploration activity. GGA is currently negotiating a new agreement with the Armenian authorities to expedite and modify stages 2 and 3.

    (b)  TAILINGS PROJECT

    The parties have begun to implement the Tailings Project. As of February 1, 1997, GGA had a definitive agreement authorized by an Armenian government decree granting it fixed rights to process tailings from the Ararat site as well as a license and environmental approval for construction.

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

    (c)  FINANCING OF THE ARMENIAN MINING PROJECT  -  FIRST DYNASTY MINES LTD.

    Throughout 1996 and into January, 1997, the Company had discussions with many unrelated parties in connection with arranging for the financing of the Tailings Project. As of January 31, 1997, the Company and GGA reached an agreement with First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ. Under such preliminary agreement, First Dynasty acquired the right, subject to certain conditions, to advance funds in stages necessary for the implementation of the Tailings Project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

    The Company, GGA and First Dynasty entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above projects (the FDM Agreement"). The principal terms of the FDM Agreement are set forth below:

    1. First Dynasty agreed to advance a maximum of $24,510,000 to GGA under the FDM Agreement, which amounts will be advanced as debt, which is convertible into stock of GGA, at First Dynasty's option, or is automatically converted into such stock under certain circumstances, as described below:

         (a) Upon First Dynasty's making advances of $6,490,000, such amount will then be automatically converted into 25% of the capital stock of GGA.

         (b) The next $3,520,000 of debt, together with the advance described in 1(a) above, is convertible into 51% of the capital stock of GGA, at First Dynasty's option.

         (c) For every additional $.5 million invested for expenditures advanced in respect of the development of the Zod and Meghradzor mines (excluding the $10 million Tailings Project expenditure) as a loan to GGA, such debt is convertible, at First Dynasty's option, into an additional 1% of the capital stock of GGA, up to a maximum of 80% of the issued and outstanding shares of capital stock of GGA. Thus, upon advancing a total of $24,510,000 in the Armenian mining projects, First Dynasty would be entitled to acquire 80% of the shares of GGA, if First Dynasty elects to convert all of its debt into equity.

    2. (a) Upon obtaining 80% of the capital stock of GGA or upon making aggregate advances of $24,510,000, First Dynasty would be required to acquire the remaining 20% of the outstanding capital stock of GGA, within 18 months after making such total of advances, by issuance of 4,000,000 shares of its common stock except that such number of shares will be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines (which are established at the end of such 18-month period) exceed five million ounces.

         (b) First Dynasty further agreed to use its best efforts to issue freely tradeable FDM shares to GGA if is feasible to do so in connection with a contemporaneous public offering of shares of FDM stock or, alternatively, special warrants to acquire shares of common stock of First Dynasty without payment therefor (each of which would be exercisable into one share of First Dynasty common stock) in a form and substance satisfactory to all parties, pursuant to a prospectus filed with the applicable Canadian securities regulatory authorities.

         (c) In the event of a violation of First Dynasty's obligations to pay the Company 4,000,000 shares of its common stock or greater amount or to arrange for the issuance of freely tradeable shares pursuant to the mechanisms contemplated in the FDM Agreement, the Company would be able to require First Dynasty to specifically perform its obligations pursuant to the grant of an injunction or other appropriate decree of specific performance by any court having equity jurisdiction over the parties.

    3. (a) First Dynasty's agreement to continue funding under the FDM Agreement is subject to the following conditions:

              (i) all of the representations and warranties in GGA were true as of the date of the execution and the delivery of the FDM Agreement;

              (ii) neither the Company nor (prior to the actual implementation of the appointment of First Dynasty's designees as three directors of
         GGA) GGA will have breached in any material respects any of its covenants under the FDM Agreement, and

              (iii) with respect to any advances in excess of $10,000,000 or the issuance of any shares of First Dynasty stock, First Dynasty will have obtained the approval of The Toronto Stock Exchange.

         (b) First Dynasty right's under the FDM Agreement remain exclusive for so long as First Dynasty continues to fulfill its obligations under the FDM Agreement and GGA continues to fulfill its obligations under any joint venture agreement in Armenia, except that FDM's rights will cease to be exclusive if (i) the Company notifies First Dynasty in writing that First Dynasty is in default under the FDM Agreement or that GGA is in default under any Armenian joint venture agreement and (ii) First Dynasty fails to cure such default within 45 days thereafter, but, in any event, prior to the expiration of any cure period to which GGA is subject if First Dynasty's default results in a default by GGA under any joint venture agreement.

    4. (a) First Dynasty agreed to pay the Company $400,000 for use, at its option, to defray its expenses in participating in the negotiation of the second Armenian joint venture agreement, which is now occurring, of which $200,000 was paid upon the execution and the delivery of the FDM Agreement and the balance of $200,000 will be paid on June 30, 1998.

         (b) Although not reflected in the FDM Agreement, First Dynasty also agreed to pay $150,000 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997.

    5. Upon the formation of AGRC Exploration, a limited liability company to be formed under the laws of Armenia, and ending on December 31, 2009, the Company will be entitled to elect to participate with GGA in any exploration projects undertaken by AGRC Exploration up to a level of up to 20% of GGA's rights in any exploration project. GGA and the Company also agreed to enter into a mutually acceptable participation agreement in respect of any exploration project.

    6. GGA agreed to retain Robert A. Garrison as a consultant for a three-year period commencing February 1, 1997 pursuant to the terms of the consulting agreement entered into between such parties. Under such agreement, Mr. Garrison will serve as a Senior Vice President of GGA, will assist it in furtherance of its business interests under the supervision of the board of directors of GGA and provide ongoing management as the board of directors of GGA reasonably requests of him from time to time. Mr. Garrison agreed to devote 50% of his time and attention to the performance of his services under such agreement, in his capacity as an independent contractor. Such agreement is terminable by the consultant upon 90 days prior written notice to GGA (or lesser notice if GGA agrees to such shorter period) or for cause (as defined therein) or without cause, which, in such latter case, would require GGA to pay Mr. Garrison the amount of his consulting fees remaining unpaid under such agreement.

    7. The parties also entered into a shareholders agreement, providing for, among other things, the following:

         (a) From the inception of the agreement and until First Dynasty shall acquire 80% of the issued and outstanding common stock of GGA, First Dynasty's designees serve as three of the five directors of GGA, including Marcus Randolph, the President of First Dynasty, and Drury J. Gallagher and Robert A. Garrison, the Company's Chairman and Chief Executive Officer and the President and Chief Operating Officer, respectively, serve as the Company's designees. If the size of the board is increased thereafter, each party will have the right to designate such number of its designees as members as the board of directors as shall be proportionate to the number of designees established under such agreement. As a result of this provision, First Dynasty now controls the board of directors of GGA.

         (b) The board of directors of GGA will act by the vote of majority of its members, except that the unanimous vote of the board is required to take action on the following matters:

              (i) the sale, lease or any disposition of substantially all of the assets of GGA;

              (ii) the sale or assignment of any interest of GGA in any joint venture company in which GGA is a shareholder or equity participant or has provided financing in excess of $250,000; or

              (iii) the financing of any of the projects contemplated under the FDM Agreement other than when such financing is provided solely by FDM.

         (c) In the event that the FDM Agreement becomes non-exclusive pursuant to the provisions thereof, then First Dynasty shall have the right to designate only one director of GGA, the Company shall have right to designate one director of GGA and the party or parties who provide financing required under the then applicable provisions of the contemplated second Armenian joint venture agreement will have the right to appoint three designees to the board of directors of GGA, simultaneously with the execution and delivery of any financing agreement relating thereto or upon the payment of the first funding thereunder (and the Company will have the right to participate in the financing described in such provision).

         (d) Each party cannot sell, transfer or pledge its shares of ordinary shares of GGA, except that each party may transfer its interest to a corporation, partnership or limited liability company which is wholly owned by the transferring party. During the period that First Dynasty's rights under the FDM Agreement remain exclusive, neither shareholder has any right to sell or transfer the shares of GGA stock owned by it. Furthermore, if a stockholder receives a bona fide offer to sell its GGA's shares, GGA and thereafter the non-selling stockholder has the right to purchase the stock in question at the offered price, each for successive 30-day periods. If such right of first refusal is exercised, the purchaser is required to pay the full purchase price in immediately available funds or by wire transfer. Alternatively, the non-selling shareholder may exercise so-called tag along rights and participate on a pro rata basis in the sale of shares of GGA of both the recipient of the offer and the non-selling shareholder to the offeror. If such right of first refusal or tag along right is not exercised, than the seller may sell its shares of GGA to the offeror on the terms described in the offer within 120 days after receipt of such offer and provided further that such third party signs an instrument in writing agreeing to be bound by all of the terms and conditions of the shareholders agreement.

    8. Each party is entitled to engage in any other activities or business or mining or other investments outside of Armenia and will not be required to account to any other party for any profits derived from such permitted activities, businesses or investments.

    Pursuant to the First Dynasty Agreement, First Dynasty carried out certain initial commitments described below:

         a. First Dynasty loaned $1,350,000 to GGA in two installments of $675,000 each to repay such amount of payables attributable to GGA and such amounts were disbursed according to the agreement (or are being disbursed in the case of the second installment).

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

    (C)  JET-LINE ENVIRONMENTAL SERVICES, INC.

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

    On April 21, 1993, the Company loaned $300,000 to Jet-Line, which is evidenced by Jet-Line's promissory note that is convertible into 20% of Jet-Line's common stock, and 25% of its common stock upon the payment (upon conversion) to Jet-Line of $37,500, at the option of the Company, and 30% of its common stock upon the payment (upon conversion) to Jet-Line of $100,000, at the Company's option, as provided therein (the "Jet-Line Note"). The Jet-Line Note, which matured on April 21, 1996 and which was restructured on May 13, 1996, is secured by a pledge of transportation equipment and machinery and equipment used in Jet-Line's business and a Jet-Line owned warehouse and office laboratory building totalling 22,500 square feet located on one acre of land. The total appraisal value of the assets when made in part in December, 1992 and in part in early 1993 was in excess of a total of $1,500,000, but the Company does not know the appraised value of such collateral at present since no updated appraisal of such assets has been
made.   Prior to such transaction, Jet-Line had no affiliation of any kind with the Company or its stockholders.

    Since Jet-Line has been experiencing operating losses, and lacks adequate liquid resources, it is highly unlikely that Jet-Line will be able to pay the full amount of the principal and accrued interest on the Jet-Line Note, and it defaulted under the May 13, 1996 loan extension agreement between the parties. In addition, Jet-Line advised the Company in early March, 1997 that it received a notice of the revocation of its license to operate its business in Massachusetts, and of a $100,000 fine, from the Massachusetts environmental authorities, and Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. As a result, Jet-Line has been requested by such authorities to sell its facility in Massachusetts, and Jet-Line is now engaged in negotiations with a potential buyer with respect to such sale. The Company sent Jet-Line a written notice of default and demand for payment on March 14, 1997, and a further demand letter on April 2, 1997, and is considering whether to sell the assets in which it holds a first security interest. The Company has also requested Jet-Line to seek an additional financing and to use part of the proceeds therefrom to satisfy the Jet-Line Note in full. However, there can be no assurance that Jet-Line will
be able to consummate such sale or obtain such a financing.   Thus, there can
be no assurance that the Company will ultimately be paid the full principal amount of, and accrued interest on, the Jet-Line Note.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

    REVENUES: During the three month period ended March 31, 1997, the Company's interest and royalty income was zero, which was the same amount for the same period last year.

    ADMINISTRATIVE AND OTHER EXPENSES: The Company's administrative and other expenses for the three-month period ended March 31, 1997 were $111,115, which represent an increase from the amount paid or accrued of $106,941 in the same period last year. Such increase was attributable to the Company's
(a) accrual of officers' compensation and (b) the accrual and/or payment of legal and accounting fees and expenses in connection with its retention of counsel to implement the Company's transaction with First Dynasty pursuant to the agreement between such parties dated January 27, 1997 in connection with the financing of the Tailings Project and the additional projects contemplated in Armenia (subject to miscellaneous contingencies), to file the Company's 10-KSB for the period ended December 31, 1996 and to negotiate additional joint venture agreements for projects in Armenia.

LIQUIDITY AND CAPITAL RESOURCES

    As of March 31, 1997, the Company's total assets were $2,648,049, of which $17,850 consisted of cash or cash equivalents.

    The Company's plan of operation for calendar year 1997 is:

         (a) To enter into a definitive agreement with First Dynasty with respect to all of the Armenian mining projects contemplated under the Armenian Joint Venture Agreement, including, without limitation, completing any financing needed for the Tailings Project (which agreement has been concluded);

         (b)  To commence the mining of gold pursuant to the Tailings Project;

         (c) To earn the right to mine production and process gold at the Zod mine in Armenia in accordance with the terms of the Armenian Joint Venture Agreement or to negotiate obtaining such rights and, in preparation therefor, conclude an engineering feasibility study on the Zod mine;

         (d) To collect payments of accrued interest and principal on and/or restructure the $300,000 convertible note issued by Jet-Line to the Company; and

         (e)  To commence the public trading of the Company's Common Stock.

    As of March 31, 1997, the Company had liquid assets consisting of cash of $17,850. It is anticipated that First Dynasty will provide or arrange for all of the financing needed in connection with the Tailings Project and such initial financing as is needed in connection with the development of the Zod and Meghradzor mines, although there can be no assurance of such result. In addition, if the Company earmarks a portion of the $200,000 payment from First Dynasty under the FDM Agreement to cover administrative and professional costs, the Company should be able to meet its monthly administrative expenses which average approximately $10,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs, although there can be no assurance that the Company will use such funds for such purpose. However, the Company expects to receive further additional financing in 1997 from several sources to cover the latter types of costs (and for general corporate purposes) and its contemplated financing sources are as follows:

         (i) Pursuant to the Offering of $500,000 principal amount of the Convertible Notes of the Company, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock at an exercise price of $0.50 per share. By virtue of the one for 10 reverse split of the Company's Common Stock effective as of December 31, 1996, the Warrants were converted into Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5 per share. On January 23, 1997, the Company amended the Warrants to reduce the exercise price to $1 per share and to extend the
    expiration date until December 31, 1997.   If the Warrants were exercised in
    full, the Company would receive $400,000 in gross proceeds.   While the
    Company does not know with certainty whether the Warrants will be exercised, it does anticipate that a substantial amount thereof will be exercised, although there can be no assurance of such result.

         (ii) The Company anticipates that it will receive some payments of principal and interest on the Jet-Line Note, although there can be no assurance of such result.

    Nevertheless, there can be no assurance that any one or more of the above financings will be provided, or, if so, on terms acceptable to the Company. In the event that no contemplated financing is consummated, the Company believes that it has sufficient financial resources to meet its obligations through September 30, 1997.

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

                                       PART II

    Item 1.   LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. However, Eyre and the Parry-Beaumont Trust have questioned, in writing in February, March and April, 1997, the validity of the Second Restructuring Agreement (as defined in Item 12(B) of the Form 10-KSB filed by the Company for the year ended December 31, 1996) and the validity of the issuance by the Company of 1,000,000 shares of its Common Stock to each of Messrs. Gallagher and Garrison. The Company believes that the Second Restructuring Agreement is valid and that Eyre and the Parry-Beaumont have waived the rights covered thereby. The Company further believes that the Company properly issued the shares of its Common Stock to Messrs. Gallagher and Garrison in exchange for valuable consideration and that the claim of invalidity of such action has no merit. For a further description of the Second Restructuring Agreement and such transfers, see Item 12 as described above.

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

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    1.   (a)  The following documents are filed as part of this report:
Financial Statement of the Company (unaudited), including report of independent certified public accountants, Balance Sheet, Statement of Income and Loss, Statement of Changes in

Stockholders Equity, Statement of Cash Flow and Notes to Financial Statement as at and for the period ended March 31, 1997.

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

                                  GLOBAL GOLD CORPORATION


Dated:   May 16, 1996             By:   /s/   Drury J. Gallagher
                                       ----------------------------
                                       Drury J. Gallagher, Chairman
                                       and Chief Executive Officer
                                       (Principal Executive and
                                       Financial Officer)