Form 10QSB
period 1997-06-30
GLOBAL GOLD CORP
filed 1997-08-21
CIK 319671

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE EXCHANGE ACT

   For the transition period from ________________ to _________________

                         Commission file number 02-69494

                             GLOBAL GOLD CORPORATION
                  -----------------------------------------------
                  (Name of small business issuer in its charter)

           Delaware                                    13-3025550
--------------------------------                   -------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                    Identification No.)

 438 West 37th Street, Suite 5-G, New York, New York           10018
----------------------------------------------------         -----------
    (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number     (212) 563-5933
                          ------------------------------


    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No    .
    ---    ---

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___. Not Applicable

    As of June 30, 1997, there were 4,348,114 shares of the registrant's Common Stock outstanding.


    Transitional Small Business Disclosure Format (check one): Yes     No  X .
                                                                   ---    ---

                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Financial Statement:
         Balance Sheet - June 30, 1997 ...................................... 3

         Statement of Income and (Loss) - for the period April 1, 1997 through June 30, 1997, April 1, 1996 through June 30, 1996.......... 4

         Statement of Income and (Loss) - for the period January 1, 1997 through June 30, 1997, January 1, 1997 through June 30, 1997 and for the development stage period January 1, 1995 through
         June 30, 1997. ..................................................... 5

         Statement of Changes in Stockholders Equity -
         for the period January 1, 1997 through June 30, 1997 and
         for the year January 1, 1996 through December 31, 1996 ............. 6

         Statement of Cash Flow - for the period January 1, 1997
         through June 30, 1997 and for the year January 1, 1996
         through December 31, 1996 and for the development stage
         period January 1, 1995 through June 30, 1997........................ 8

         Notes to Financial Statement (unaudited) ........................... 9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation ........................................... 26

                            GLOBAL GOLD CORPORATION
                         (A Development Stage Company)

                       CONSOLIDATED FINANCIAL STATEMENTS

                                 BALANCE SHEET

                                 June 30, 1997
                                  (Unaudited)

                                     ASSETS

CURRENT ASSETS
  Cash.......................................................................... $    32,149
  Money Market Investment.......................................................     150,000
                                                                                  ----------
NONCURRENT ASSET
  Notes receivable, net of allowance for bad debts of $150,000--Note 9..........     150,000
                                                                                  ----------
OTHER ASSETS
  Organization costs............................................................       9,121
  Investment in certain mining interests--Notes 6 and 8.........................   1,003,494
  Deferred costs--Note 12.......................................................   4,160,441
                                                                                  ----------
                                                                                 $ 5,173,056
                                                                                  ----------
                                                                                  ----------
TOTAL ASSETS.................................................................... $ 5,505,205
                                                                                  ----------
                                                                                  ----------

CURRENT LIABILITIES
  Note payable--First Dynasty Mines, Ltd.--Note 20..............................   4,576,597
  Officers' compensation payable--Notes 10 and 16...............................     170,834
  Accounts payable and accrued expenses--Note 11................................     188,433
                                                                                  ----------
                                                                                   4,935,864
STOCKHOLDERS' EQUITY--Exhibit C
  Common stock $.001 par, 100,000,000 shares authorized 4,348,114 shares issued
    and outstanding.............................................................      23,231
  Paid-in capital--Dormant period...............................................   3,228,519
  Paid-in capital--Development stage............................................   1,482,423
  Retained earnings--Dormant period.............................................  (2,906,648)
  Retained earnings--Development stage..........................................  (1,257,184)
                                                                                  ----------
                                                                                     569,341
                                                                                  ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................  $ 5,505,205
                                                                                  ----------
                                                                                  ----------

See the accompanying notes

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                         STATEMENTS OF INCOME AND (LOSS)

                                  (UNAUDITED)


                                           APRIL 1, 1997   APRIL 1, 1996
                                              THROUGH         THROUGH
                                           JUNE 30, 1997   JUNE 30, 1996
                                           -------------   -------------

REVENUE                                      $        -     $        -

EXPENSES
   Officers compensation                         25,000         50,000
   Administrative fees                            7,403          3,015
   Legal                                         64,689         33,017
   Accounting and auditing                        4,900          3,750
   Transfer agent and securities fees               352             23
   Proxy costs                                        -             80
   Office expense                                 2,097          4,106
   Travel                                             -          9,168
   Rent - Note 1                                  9,000          9,000
                                             ----------     ----------

OPERATING (LOSS)                               (113,441)      (112,159)
                                             ----------     ----------

OTHER INCOME (EXPENSES)
   Interest and royalty income                        -              -
   Organization costs                              (240)             -
   Interest expense                              (2,290)        (2,862)
   Provision for bad debts - Note 9                   -              -
                                             ----------     ----------
                                                 (2,530)        (2,862)
                                             ----------     ----------

(LOSS) BEFORE INCOME TAXES                     (115,971)      (115,021)

   Income taxes                                    (176)             -
                                             ----------     ----------

NET (LOSS)                                   $ (116,147)    $ (115,021)
                                             ----------     ----------
                                             ----------     ----------

NET (LOSS) PER SHARE (Note 18)               $   (.0278)    $   (.0055)
                                             ----------     ----------
                                             ----------     ----------

See the accompanying notes.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                         CONSOLIDATED FINANCIAL STATEMENTS

                          Statements of Income and (Loss)
                                   (Unaudited)

                                  June 30, 1997

                                                                                                    January 1,
                                                                    January 1,      January 1,         1995
                                                                       1997            1996        Development
                                                                     through         through      Stage through
                                                                  June 30, 1997   June 30, 1996   June 30, 1997
                                                                  --------------  --------------  --------------
REVENUE.........................................................   $         --    $         --    $         --

EXPENSES
  Officers compensation-Note 16.................................         58,334         100,000         358,334
  Administrative fees...........................................         10,403           5,415          31,561
  Legal.........................................................         97,585          47,221         420,914
  Accounting and auditing.......................................         24,900          15,173          95,748
  Transfer agent & securities fees..............................          1,463           2,380          12,375
  Proxy costs...................................................             --             191          26,555
  Office expense................................................          8,655           4,296          18,108
  Travel........................................................             --          20,762          42,949
  Rent--Note 1..................................................         18,000          18,000          54,000
                                                                  --------------  --------------  --------------
OPERATING (LOSS)................................................       (219,340)       (213,438)     (1,060,544)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
OTHER INCOME (EXPENSES)
  Interest and royalty income...................................             --               4             869
  Organization costs............................................           (480)         (3,200)         (5,280)
  Interest expense..............................................         (7,090)         (5,152)        (14,821)
  Provision for bad debts--Note 9...............................             --              --        (175,000)
                                                                  --------------  --------------  --------------
                                                                         (7,570)         (8,348)       (194,232)
(LOSS) BEFORE INCOME TAXES......................................       (226,910)       (221,786)     (1,254,776)
                                                                  --------------  --------------  --------------
  Income taxes..................................................           (352)           (176)         (2,408)
                                                                  --------------  --------------  --------------
NET (LOSS)......................................................   $   (227,262)   $   (221,962)   $ (1,257,184)
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
NET (LOSS) PR SHARE (Note 18)                                            (.0549)          (.0106)

See the accompanying notes

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




                                                             PAID-IN       RETAINED      RETAINED       PAID-IN
                               ISSUED AND                    CAPITAL       EARNINGS      EARNINGS       CAPITAL
                              OUTSTANDING      COMMON       (DORMANT       (DORMANT    (DEVELOPMENT   (DEVELOPMENT
                                 SHARES         STOCK        PERIOD)        PERIOD)       STAGE)         STAGE)           TOTAL
                              -----------     --------     ----------      --------    ------------   ------------       -------

Stockholders' Equity
  January 1, 1995..........       898,074     $ 89,807     $3,147,693   $(2,907,648)    $   -          $   -           $  329,852

Net Loss - January 1,-
  December 31, 1995........       -               -             -             -           (361,345)        -             (361,345)

Adjustment re: restatement
  of par value - Note 1....       -            (80,826)        80,826         -             -              -              -

Eyre acquisition - Note 5..     1,000,000       10,000          -             -             -             840,000         850,000


Proceeds through private
  offering - Note 14.......       200,000        2,000          -             -             -             419,573         421,573
                              -----------     --------     ----------   ------------    ------------   ----------      ----------

Stockholders' equity
  December 31, 1995........     2,098,074     $ 20,981     $3,228,519   $(2,907,648)    $ (361,345)    $1,259,573      $1,240,080
                              -----------     --------     ----------   ------------    -----------    ----------      ----------
                              -----------     --------     ----------   ------------    -----------    ----------      ----------




See the accompanying notes and Accountants' Compilation Report.

                                           GLOBAL GOLD CORPORATION
                                        (A Development Stage Company)
                                      Consolidated Financial Statements
                             Statements of Changes in Stockholders' Equity--Note
                                                  (Unaudited)

                                 ISSUED                   PAID-IN       RETAINED      RETAINED        PAID-IN
                                   AND                    CAPITAL       EARNINGS      EARNINGS        CAPITAL
                               OUTSTANDING    COMMON      (DORMANT      (DORMANT    (DEVELOPMENT   (DEVELOPMENT
                                 SHARES       STOCK       PERIOD)       PERIOD)        STAGE)         STAGE)        TOTAL
                               -----------  ----------  ------------  ------------  -------------  -------------  ---------
Stockholders' Equity December
  31, 1995...................   2,098,074   $   20,981  $  3,228,519   $(2,907,648)   $(361,345)    $  1,259,573  $ 1,240,080

Net Loss-January 1,-
  December 31, 1996..........           -            -             -             -     (668,577)                     (668,577)

Warrants exercised...........          40            -             -             -             -             100          100

Stockholders' Equity December
  31, 1996...................   2,098,114       20,981     3,228,519    (2,907,648)   (1,029,922)      1,259,673      571,603)

Net Loss--January 1-- June
  30, 1997...................                                                           (227,262)                    (227,262)

Issuance of Common
  Stock--Note 16.............   2,000,000        2,000                                                   198,000      200,000

Note 20......................     250,000          250                                                    24,750       25,000
                                ---------     ---------    ----------   -----------   ----------       ---------      -------
Shareholders' Equity June 30,
  1997.......................   4,348,114   $   23,231    $ 3,228,519  $(2,907,648)  $(1,257,184)   $  1,482,423  $   569,341
                                ---------     ---------    ----------   -----------   ----------       ---------      -------
                                ---------     ---------    ----------   -----------   ----------       ---------      -------



    In 1996, 200,000 shares were issued to collaterlize two guarantees by London International Merchantile Ltd. The guarantees were rescinded and, therefore, such shares were returned to the Company in 1997 and have not been reflected on this statement.

See the accompanying notes

                                 GLOBAL GOLD CORPORATION
                               (A Development Stage Company)
                             CONSOLIDATED FINANCIAL STATEMENTS
                            Statements of Cash Flows (Unaudited)

                                                                 JANUARY 1,      JANUARY 1,     JANUARY 1, 1995
                                                                    1997            1996       DEVELOPMENT STAGE
                                                                  THROUGH         THROUGH           THROUGH
                                                               JUNE 30, 1997   JUNE 30, 1996     JUNE 30, 1997
                                                               --------------  --------------  -----------------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES
 Net loss--Exhibit B.........................................       (227,262)       (221,962)       (1,257,184)
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
 Non-cash items included in loss
  Amortization...............................................             --              --                --
   Provision for bad debt....................................             --              --           175,000
 Change in Assets and Liabilities:
   Organization costs........................................            480          (6,401)           (9,121)
   Accounts Payable and Accrued Expenses.....................       (935,806)        328,090           337,413

Net Cash Provided (Used) by Development Stage Activities.....     (1,147,234)         99,727          (738,538)

CASH FLOWS FROM INVESTING ACTIVITIES
 Investment in short-term securities.........................       (150,000)             --          (150,000)
 Investment in certain mining interests--net of financing....                                         (153,499)
 Deferred costs--mining interests............................     (3,256,583)       (204,920)       (4,135,441)
                                                               --------------  --------------  -----------------
Net Cash (Used) by Investing Activities......................     (3,406,583)       (204,920)       (4,438,935)

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from First Dynasty Mines, Ltd......................      4,576,597              --         4,576,597
 Net proceeds from private placement offering................        200,000              --           621,573
 Note payable--officer.......................................       (191,000)         42,500                --
 Warrants exercised..........................................             --              --               100
                                                               --------------  --------------  -----------------
Net Cash Provided by Financing Activities....................      4,585,597          42,500         5,198,270

NET INCREASE (DECREASE) IN CASH
CASH--beginning..............................................            369          63,298            11,352
CASH--end....................................................         32,149             606            32,149
SUPPLEMENTAL CASH FLOW INFORMATION
 Income taxes paid...........................................   $        352    $        980     $       1,000
                                                               --------------  --------------  -----------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:

    In January 1997 the Board of Directors of the Company approved the issuance of 2,000,000 shares of its common stock in exchange for cancellation of $200,000 of officers' compensation payable (Note 16).

    In June 1997 the Company issued 250,000 shares of its common stock in connection with the First Dynasty Mines Ltd. Financing (Note 20)


See the accompanying notes

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    June 30, 1997




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

         The Company has offices in New York City which it leases from Penn Med Consultants, Inc., which is charging rent in the amount of $3,000 per month to the Company for use of the premises, office equipment, facilities, etc. commencing January 1, 1996. The Company has not paid any employees for services, except Mr. Gallagher and Mr. Garrison, as hereafter discussed.

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

                                    June 30, 1997


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


NOTE 3:  COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND
         EXCHANGE COMMISSION

         The Company was incorporated on February 21, 1980, and closed a public offering of the common stock in January 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on Nasdaq because of the theft of substantially all of the cash funds of the Company derived from the proceeds of a public offering by its then president, Samuel McNell in July, 1981. The case has long since gone through the judicial system and Mr. McNeil is no longer, an officer, director, employee or in any other fashion doing business with the company. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act.
         The Company filed its Form 10-KSB for the calendar years 1994, 1995 and 1996, its Form 10-Q for all quarters in 1995 and thereafter, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992 -1995 and 1996. There can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    June 30, 1997




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

                                    June 30, 1997


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

                                    June 30, 1997



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

         In connection with preparation and negotiation of the Armenian Joint Venture Agreement and associated documents, as well as corporate, tax, strategic, regulatory, financing, political risk insurance and other miscellaneous matters, PBWT shall be compensated $930,000 plus expenses ratably over the period May 1, 1995 through May 1, 1999, with minimum quarterly payments of $25,000. The retainer arrangement is predicated on the total value of the deal reaching $93 million (1%), and is subject to adjustment if it falls short or exceeds that goal. In the event the contemplated financing is not consummated, PBWT will reduce its hourly charges by 50%.

         PBWT will also represent the Company in preparation and negotiation with the Georgian Government of a revised Joint Venture Agreement and associated documents, and other related matters similar to the aforementioned Armenian retainer agreement. The contemplated Georgian fee is $180,000 for the period July 1, 1995 to July 1, 1999, and the minimum quarterly payment is $10,000.

         As of June 30, 1997 unbilled contingent project charges in excess of the minimum $25,000 per quarter were assumed by First Dynasty Mines Ltd. payable upon receipt of an executed agreement assigning the rights to the Zod Mine to AGRC. Unbilled fees and expenses through June 30, 1997 total approximately $300,000.

         In addition PBWT performs additional legal service for the Company as requested. Current payables and accruals are $95,000.


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

                                    June 30, 1997




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

                                    June 30, 1997




NOTE 7:  THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

         The parties have begun to implement the Tailings Project. On October 7, 1996, the Armenian Government issued a license for a five-year period of implementation of the development plan at Ararat, effective after the registration of the Venture with the appropriate Armenian governmental authorities, in accordance with applicable Armenian law. The registration of the Venture occurred on November 8, 1996. In addition, the mining engineering firm retained in connection with the Armenian Project obtained bulk ore samples from the tailings site for testing in Canada. An independent laboratory, which analyzed such samples, advised the Company, in its written report in February, 1997, that the test results showed that approximately one and one tenth gram of gold could be obtained from each metric tonne of ore with a 50% recovery at the site covered by the Tailings Project, although there can be no assurance thereof.

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

                                    June 30, 1997




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

         Deferred Project Costs Through June 30, 1997 Total $4,135,441


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

                                    June 30, 1997



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

         The Company recently learned that the Georgian Government is planning to privatize the development of the Madneuli mine through a public bidding process which was slated to end on April 15, 1997. Since the structure of the Madneuli mining project under the public tender differs markedly from that contemplated under the Asset Purchase Agreement between the Company and Eyre dated as of June 30, 1995, the Company has decided not to submit a bid for the development of the Madneuli mining project. Accordingly, there can be no assurance that the Company will be successful in acquiring any rights or concluding any definitive agreements with respect to the Madneuli mining project, or, if so, on terms acceptable to it. Furthermore, if the Company does acquire any rights to the Madneuli mining project, there can be no assurance that it will be able to obtain financing for the acquisition or development thereof, or, if so, on terms acceptable to the Company.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    June 30, 1997



NOTE 9:  NOTES RECEIVABLE

         The Company holds a note receivable as follows:


              Amount         Interest Rate              Debtor
            ----------       -------------    ------------------------------

            $  300,000       Prime + 2%     Jet-Line Environmental Services,
                                            Inc. (Jet-Line)


              (150,000)                     Allowance for doubtful accounts
            ----------
             $ 150,000
            ----------
            ----------

         The Jet-Line note as more fully described in the documents, is convertible into at least 20% of Jet-Line's common stock. Jet-Line has defaulted on prior balloon payment obligations and is in default of its current interest requirements. The note is secured by U.C.C.'s on certain equipment. Jet-Line owns certain valuable assets. The
         Company pledged the Jet-Line notes as collateral for loans to the Company from Drury Gallagher.


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

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    June 30, 1997


NOTE 10: OFFICERS' COMPENSATION PAYABLE

         Officers' compensation payable consists of the following:


                                June 30, 1997
                                --------------

         Drury Gallagher          $  75,000

         Robert Garrison             95,834
                                   ---------
                                  $ 170,834
                                   ---------
                                   ---------

         (See Note 16)

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses include the following:


                                          June 30, 1997
                                          -------------

         Legal - General Counsel            $  20,854
         Legal - Patterson, Belkap, Webb
            & Tyler LLP (Note 6)               95,118
         Affiliates                            54,000
         Other Miscellaneous                   18,461
                                             ---------
                                            $ 188,433
                                             --------
                                             --------

NOTE 12: DEFERRED COSTS

         Deferred costs include the following:

                                          June 30, 1997
                                          --------------
         Legal - Patterson, Belknap, Webb
           & Tyler LLP(Note 6)             $  598,298
         Legal - General Counsel               81,747
         Engineering                        1,790,149
         Research and Analysis                 82,042
         Overseas travel                      259,024
         Construction                         441,504
         Other                                882,677
                                            ---------
                                           $4,135,441
                                            ---------
                                            ---------

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

                                    June 30, 1997


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

         Drury Gallagher loaned the Company $192,000. The note evidencing the loan bears interest at 10% per annum and was due on or before June 30, 1997 together with accrued and unpaid interest. The Note was repaid in full together with interest thereon.

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

                                    June 30, 1997



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

                                    June 30, 1997






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

                                    June 30, 1997




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

                                    June 30, 1997




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

         First Dynasty carried out certain initial commitments in February, 1997. They loaned GGA $675,000 to pay outstanding payables, agreed to fund the $640,000 Tailings Dam Construction contract and agreed to guarantee or co-sign up to $3,500,000 of the equipment purchase contract and up to $1,000,000 of the engineering, procurement, construction management agreement between the Venture and a Canadian engineering firm. First Dynasty further agreed to loan the Company an additional $675,000 to cover the balance of the outstanding payables. First Dynasty made direct payments of $2,630,270 on the Tailings contact and engineering agreement and an additional $396,327 in legal and administrative expenses in the first half of 1997.

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          Consolidated Financial Statements

                            Notes to Financial Statements

                                    June 30, 1997




NOTE 20: FIRST DYNASTY MINES LTD. (continued)

         In addition, First Dynasty agreed to pay the Company $400,000 for use, at its option, to defray its expenses in participating in the negotiation of the second Armenian joint venture agreement, of which $200,000 was paid upon the execution and the delivery of the FDM Agreement and the balance of $200,000 will be paid on June 30, 1998. Although not reflected in the FDM Agreement, First Dynasty also paid the Company $141,155.02 on May 15, 1997 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997.

         In connection with the First Dynasty financing the Company paid a finders fee of 125,000 shares of its common stock to each of Walker Investments Ltd. and Alpine Holdings Ltd.

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

(B) ARMENIAN MINING PROJECT

    (a)  ARMENIAN JOINT VENTURE AGREEMENT

    The Company, the Ministry of Industry of Armenia and Armgold, S.E., the Armenian state gold enterprise, executed and delivered the Armenian Joint Venture Agreement, dated as of May 1, 1996. The Company thereafter assigned its rights and obligations thereunder to Global Gold Armenia Limited, its wholly-owned Cayman Islands subsidiary ("GGA"). The Armenian Joint Venture Agreement contemplates the formation of the Armenian Gold Recovery Joint Venture Co. Ltd., a limited liability company under Armenian law ("AGRC"), which will construct, operate and market the gold production and provide capital and financing in a multistage development of the Armenian gold industry. Stage 1 of the Armenian Joint Venture Agreement involves the processing of an estimated 12 million tonnes of tailings from the Ararat processing plant, which the Company believes average 1 gram of gold per tonne (based on the independent metallurgical study obtained by the Company) (the "Tailings Project") and the completion of a comprehensive feasibility study and business plans for the development of the Zod mine. Based on the business plans to be approved by all parties, Stage 2 calls for the rehabilitation of the Ararat Gold Processing Plant and for mine development and operation as well as engineering and building a gold processing plant at the Zod mine, and Stage 3 calls for mine development and operation at the Meghradzor mine, a feasibility study for a gold refinery, and exploration activity. GGA is currently negotiating a new agreement with the Armenian authorities to expedite and modify stages 2 and 3.

    (b)  TAILINGS PROJECT

    The parties have begun to implement the Tailings Project.  As of February
1, 1997, GGA had a definitive agreement authorized by an Armenian government decree granting it fixed rights to process tailings from the Ararat site as well as a license and environmental approval for construction.

    Pursuant to the Armenian Joint Venture Agreement, AGRC is now engaged in the final engineering and initial construction of the Tailings Project. AGRC entered into a Tailings Dam Construction Contract with Armhydro for $640,000 on January 31, 1997. AGRC also retained a Canadian engineering firm, under a contract for Engineering, Procurement and Construction Management Services Agreement dated January 31, 1997, under which the compensation payable to the contractor under Phase I of the project is $4,500,000. Operation of the tailings processing plant is now planned for December, 1997, although construction and other contingencies exist which may delay meeting such target date.

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

    2. (a) Upon obtaining 80% of the capital stock of GGA or upon making aggregate advances of $24,510,000, First Dynasty would be required to acquire the remaining 20% of the outstanding of capital stock of GGA, within 18 months after making such total of advances, by issuance of 4,000,000 shares of its common stock except that such number of shares will be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines (which are established at the end of such 18-month period) exceed five million ounces.

         (b) First Dynasty further agreed to use its best efforts to issue freely tradeable FDM shares to GGA if it is feasible to do so in connection with a contemporaneous public offering of shares of FDM stock or, alternatively, special warrants to acquire shares of common stock of First Dynasty without payment therefor (each of which would be exercisable into one share of First Dynasty common stock) in a form and substance satisfactory to all parties, pursuant to a prospectus filed with the applicable Canadian securities regulatory authorities.

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

    3. (a) First Dynasty's agreement to continue funding under the FDM Agreement is subject to the following conditions:

              (I) all of the representations and warranties of GGA were true as of the date of the execution and the delivery of the FDM Agreement;

             (ii) neither the Company nor GGA (prior to the actual implementation of the appointment of First Dynasty's designees as three directors of GGA) will have breached in any material respects any of its covenants under the FDM Agreement, and

            (iii) with respect to any advances in excess of $10,000,000 or the issuance of any shares of First Dynasty stock, First Dynasty will have obtained the approval of The Toronto Stock Exchange.

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

         (b) Although not reflected in the FDM Agreement, First Dynasty also agreed to pay up to $150,000 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997.

    5. Upon the formation of AGRC Exploration, a limited liability company to be formed under the laws of Armenia, and ending on December 31, 2009, the Company will be entitled to elect to participate with GGA in any exploration projects undertaken by AGRC Exploration up to a level of 20% of GGA's rights in any exploration project. GGA and the Company also agreed to enter into a mutually acceptable participation agreement in respect of any exploration project.

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

    7. The parties also entered into a shareholders agreement providing for, among other things, the following:

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

             (ii) the sale or assignment of any interest of GGA in any joint venture company in which GGA is a shareholder or equity participant or has provided financing in excess of $250,000 or

            (iii) the financing of any of the projects contemplated under the FDM Agreement other than when such financing is provided solely by FDM.

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

         (d) Each party cannot sell, transfer or pledge its shares of ordinary shares of GGA, except that each party may transfer its interest to a corporation, partnership or limited liability which is wholly owned by the transferring party. During the period that First Dynasty's rights under the FDM Agreement remain exclusive, neither shareholder has any right to sell or transfer the shares of GGA stock owned by it. Furthermore, if a stockholder receives a bona fide offer to sell its GGA's shares, GGA and thereafter the non-selling stockholder has the right to purchase the stock in question at the offered price, each for successive 30-day periods. If such right of first refusal is exercised, the purchaser is required to pay the full purchase price in immediately available funds or by wire transfer. Alternatively, the non-selling shareholder may exercise so-called tag along rights and participate on a pro rata basis in the sale of shares of GGA of both the recipient of the offer and the non-selling shareholder to the offeror. If such right of first refusal or tag along right is not exercised, than the seller may sell its shares of GGA to the offeror on the terms described in the offer within 120 days after receipt of such offer and provided further that such third party signs an instrument in writing agreeing to be bound by all of the terms and conditions of the stockholders agreement.

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

         b. Upon the signing of the $640,000 Tailings Dams construction contract with Armhydro, First Dynasty funded $96,000, and, thereafter, First Dynasty has agreed to fund the balance.

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

    As of June 30, 1997, First Dynasty had advanced $4,576,597 in total project costs.

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

    On April 21, 1993, the Company loaned $300,000 to Jet-Line, which is evidenced by Jet-Line's promissory note that is convertible into 20% of Jet-Line's common stock, and 25% of its common stock upon the payment (upon conversion) to Jet-Line of $37,500, at the option of the

Company, and 30% of its common stock upon the payment (upon conversion) to Jet-Line of $100,000, at the Company's option, as provided therein (the "Jet-Line Note"). The Jet-Line Note, which matured on April 21, 1996 and which was restructured on May 13, 1996, is secured by a pledge of transportation equipment and machinery and equipment used in Jet-Line's business and a Jet-Line owned warehouse and office laboratory building totaling 22,500 square feet located on one acre of land. The total appraisal value of the assets when made in part in December, 1992 and in part in early 1993 was in excess of a total of $1,500,000, but the Company does not know the appraised value of such collateral at present since no updated appraisal
of such assets has been made.   Prior to such transaction, Jet-Line had no
affiliation of any kind with the Company or its stockholders.

    Since Jet-Line has been experiencing operating losses, and lacks adequate liquid resources, it is highly unlikely that Jet-Line will be able to pay the full amount of the principal and accrued interest on the Jet-Line Note, and defaulted under the May 13, 1996 loan extension agreement between the parties. In addition, Jet-Line advised the Company in early March, 1997 that it received a notice of the revocation of its license to operate its business in Massachusetts, and of a $100,000 fine, from the Massachusetts environmental authorities, and Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. As a result, Jet-Line has been requested by such authorities to sell its facility in Massachusetts, and Jet-Line is now engaged in negotiations with a potential buyer with respect to such sale. The Company sent Jet-Line a written notice of default and demand for payment on March 14, 1997, a further demand letter on April 2, 1997, and had many subsequent telephonic discussions with the President of Jet-Line with respect to the payment of the Jet-Line Note, and is considering whether to sell the assets in which it holds a first security interest. The Company has also requested Jet-Line to seek an additional financing and to use part of the proceeds therefrom to satisfy the Jet-Line Note in full. However, there can be no assurance that Jet-Line will be able to consummate such sale or obtain such
financing.   Thus, there can be no assurance that the Company will ultimately be paid the full principal amount of, and accrued interest on, the Jet-Line Note.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

    REVENUES: During the three month period ended June 30, 1997, the Company's interest and royalty income was zero, which was the same amount for the same period last year.

    ADMINISTRATIVE AND OTHER EXPENSES: The Company's administrative and other expenses for the three-month period ended June 30, 1997 were $116,147, which represented a slight increase from the amount paid or accrued of $115,021 in
the same period last year.   Expenses were attributable to the Company's (a)
accrual of officers' compensation and (b) the accrual and/or payment of legal and accounting fees and expenses in connection with its retention of counsel to implement the Company's transaction with First Dynasty Mines Ltd. pursuant to the agreement between such parties dated January 27, 1997 in connection with the financing of the Tailings Project and the additional projects contemplated in Armenia (subject to miscellaneous contingencies), and to file the Company's 10-QSB for the period ended March 31, 1997.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

    REVENUES: During the six months ended June 30, 1997, the Company's interest and royalty income was $0, which represented a decrease from the interest and royalty interest of $4 for the same period last year, since the Company's assets were invested on a non-currently interest-paying basis.

    ADMINISTRATIVE EXPENSES: The Company's administrative expenses for the six months ended June 30, 1997 were $227,762, which represented a slight increase
from the amount paid of $221,962 in  the same period last year.    Expenses were
attributable to the Company's (a) accrual of officers' compensation and (b) the accrual and/or payment of legal and accounting fees and expenses in connection with its retention of counsel to implement the Company's transaction with First Dynasty Mines Ltd. pursuant to the agreement between such parties dated January 27, 1997 in connection with the financing of the Tailings Project and the additional projects contemplated in Armenia (subject to miscellaneous contingencies), and to file the Company's 10-QSB for the period ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company's total assets were approximately $5,505,205, of which $182,149 consisted of cash or cash equivalents.

    The Company's plan of operation for calendar year 1997 is:

         (a) To oversee the implementation of its definitive agreement with First Dynasty with respect to all of the Armenian mining projects contemplated under the Armenian Joint Venture Agreement, including, without limitation, completing any financing needed for the Tailings Project.

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

    As of June 30, 1997, the Company had liquid assets consisting of cash of approximately $182,149. It is anticipated that First Dynasty will provide or arrange for all of the financing needed in connection with the Tailings Project and such initial financing as is needed in connection with the development of the Zod and Meghradzor mines, although there can be no assurance of such result. In addition, if the Company earmarks a portion of the $200,000 payment from First Dynasty under the FDM Agreement to cover administrative and professional costs, the Company should be able to meet its monthly administrative expenses during 1997 which average approximately $10,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs, although there can be no assurance that the Company will use such funds for such purpose. However, the Company expects to receive further additional financing in 1997 from several sources to cover the latter types of costs (and for general corporate purposes) and its contemplated financing sources are as follows:

         (i) Pursuant to the Offering of $500,000 principal amount of the Convertible Notes of the Company, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock at an exercise price of $0.50 per
    share.   By virtue of the one for 10 reverse split of the Company's Common
    Stock effective as of December 31, 1996, the Warrants were converted into Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5 per share. On January 23, 1997, the Company amended the Warrants to reduce the exercise price to $1 per share and to extend the
    expiration date until December 31, 1997.   If the Warrants were exercised
    in full, the Company would receive $400,000 in gross proceeds.   The
    Company does not know whether any of the Warrants will be exercised, and, accordingly, there can be no assurance of such result.

        (ii) The Company anticipates that it will receive some payments of principal and interest on the Jet-Line Note, although there can be no assurance of such result.

    Nevertheless, there can be no assurance that any one or more of the above financings will be provided, or, if so, on terms acceptable to the Company. In the event that no contemplated financing is consummated, the Company believes that it has sufficient financial resources to meet its obligations through December 31, 1997.

    Based on the Company's needs for additional financing of its operations,
Mr. Gallagher agreed to continue to advance funds to the Company for such purpose through June 30, 1997 if he was paid in full by such date or earlier out of the proceeds of any financing received by the Company in excess of $500,000 and provided that the Company also secured his loan with the Jet-Line Note,
which the Company agreed to do.   The Company discharged its loan of $192,000
from Mr. Gallagher in full on May 19, 1997 by paying him such sum plus interest thereon of $14,058.49 on such date.

    The Company does not intend to engage in any project research and development during 1997 and does not expect to purchase or sell any plant or significant equipment, except as contemplated in connection with the Tailings Project and as additionally provided in the Armenian Joint Venture Agreement.

    The Company does not expect to hire any additional full-time employees in 1997.

                                       PART II

    Item 1.   LEGAL PROCEEDINGS

    Except as noted below, there is no material pending legal proceeding to which the Company is a party or to which any of its properties is subject.

    Eyre and the Parry-Beaumont Trust have questioned, in writing in February, March and April, 1997, the validity of the Second Restructuring Agreement (as defined in Item 12(B) of the Form 10-KSB filed by the Company for the year ended December 31, 1996) and the validity of the issuance by the Company of 1,000,000 shares of its Common Stock to each of Messrs. Gallagher and Garrison. The Company believes that the Second Restructuring Agreement is valid and that Eyre and the Parry-Beaumont have waived the rights covered thereby. The Company further believes that the Company properly issued the shares of its Common Stock to Messrs. Gallagher and Garrison in exchange for valuable consideration and that the claim of invalidity of such action has no merit. For a further description of the Second Restructuring Agreement and such transfers, see Item 12(B) as described above.

    The Company has also received requests from Panquest Lte. and from Eyre relating to amounts alleged to be due to Panquest Lte. relating to the Company's acquisition of rights from Eyre relating to the Armenian and Georgian projects. No evidence has yet been supplied to the Company in this regard.

    In addition, the United States Attorney for the Eastern District of Pennsylvania commenced an investigation of various nursing homes in Pennsylvania managed by PennMed Consultants, Inc. ("PennMed"), a corporation owned by Drury
J. Gallagher, the Company's President, and John Hayman and Frank Hayman, who are also major stockholders of the Company, as to whether or not such nursing homes and their managers and affiliates engaged in potential violations of Federal health laws. In the course of the execution of a search warrant, all documents relating to PennMed were seized on August 6, 1997, as well as the books and records of other possible businesses located at such address, including all of the Company's books and records which were located at such address. At this time the Department of Justice has informed the Company that it is not a target of such investigation. In addition, the United States Attorney served a subpoena on the Company on such date to obtain additional information on August 29, 1997.

    The Company is attempting to have itself removed completely from such
proceeding.   In addition, management is not aware of the basis of any potential liability in such proceeding. Although the Company believes that any claim of the nature described above will not be asserted against it, or, if made, will not be asserted successfully, there can be no assurance of such result.

    Item 2.   CHANGES IN SECURITIES

    Not applicable.

    Item 3.   DEFAULT UPON SENIOR SECURITIES

    Not applicable.

    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

    Item 5.   OTHER INFORMATION

    Not applicable.

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    1.   (a)  The following documents are filed as part of this report:
Financial Statement of the Company (unaudited), including report of independent certified public accountants, Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders Equity, Statement of Cash Flow and Notes to Financial Statement as at and for the period ended June 30, 1997.

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

                                  GLOBAL GOLD CORPORATION


Dated:   August 21, 1997          By:   /s/   Drury J. Gallagher
                                      -----------------------------------
                                       Drury J. Gallagher, Chairman
                                       and Chief Executive Officer
                                       (Principal Executive and
                                       Financial Officer)