Form 10QSB
period 1997-09-30
GLOBAL GOLD CORP
filed 1997-11-13
CIK 319671

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(MARK ONE)
         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                              THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM             TO
                                        ------------   ----------------

                        COMMISSION FILE NUMBER 02-69494
                                                  -----

                               GLOBAL GOLD CORPORATION
                               -----------------------
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                            13-3025550
________________________________________________________________________________
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

  438 WEST 37TH STREET, SUITE 5-G, NEW YORK, NEW YORK  10018
________________________________________________________________________________
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

ISSUER'S TELEPHONE NUMBER          (212) 563-5933
                                   --------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No.
    ---     ---


    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes    No      .  Not Applicable
                                                ---     ---

    As of September 30, 1997, there were 4,348,114 shares of the registrant's Common Stock outstanding.

    Transitional Small Business Disclosure Format (check one): Yes     No  X .
                                                                   ---    ---

                                  TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Financial Statement:
         Balance Sheet - September 30, 1997 ...................................3

         Statement of Income and (Loss) - for the period July 1, 1997 through September 30, 1997, July 1, 1996 through September 30, 1996...4

         Statement of Income and (Loss) - for the period January 1, 1997 through September 30, 1997, January 1, 1996 through September
         30, 1996 and for the development stage period January 1, 1995 through September 30, 1997 ...........................................5

         Statement of Changes in Stockholders Equity - for the period
         January 1, 1995 through September 30, 1997 and for the year
         January 1, 1997 through December 31, 1997 ............................6

         Statement of Cash Flow - for the period January 1, 1997
         through September 30, 1997 and for the year January 1, 1996 through September 30, 1996 and for the development stage period
         January 1, 1995 through September 30, 1997............................8

         Notes to Financial Statement (unaudited) .............................9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operation.........................................................26

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          CONSOLIDATED FINANCIAL STATEMENTS

                                    BALANCE SHEET


                                        ASSETS

                                                            September 30,     December 31
                                                                1997              1996
                                                            (Unaudited)        (Audited)
                                                            -----------       -----------
CURRENT ASSETS
  Cash                                                    $    27,830         $       369
  MoneyMarket Investment                                      150,000                  --
                                                            ---------           ---------
Noncurrent Asset
  Notes receivable - net of allowance for
    bad debts of $150,000 Note 9                              150,000             150,000
                                                            ---------           ---------

OTHER ASSETS
  Organization Costs                                            8,881               9,601
   Investment in certain mining interests
     - Notes 6 and 8                                        1,003,494           1,003,494
   Deferred costs - Note 12                                 9,662,313             878,858
                                                            ---------           ---------
                                                          $10,674,688         $ 1,891,953
                                                          -----------         -----------
                                                          -----------         -----------

TOTAL ASSETS                                              $11,002,518         $ 2,042,322
                                                          -----------         -----------
                                                          -----------         -----------

CURRENT LIABILITIES
  Note Payable - First Dynasty Mines, Ltd. - Note 20      $10,257,124         $        --
  Note Payable - Officer                                           --             191,000
  Officer's compensation payable - Notes 10 and 16            120,834             300,000
  Accounts payable and accrued expenses - Note 11             136,883             979,719
                                                          -----------         -----------
                                                           10,514,841           1,470,719
                                                          -----------         -----------
STOCKHOLDERS EQUITY - EXHIBIT C
  Common Stock $.001 par 100,000,000 shares
    authorized 4,348,114 shares issued and outstanding         23,231              20,981

  Paid-in capital - Dormant period                          3,228,519           3,228,519
  Paid-in capital - Development stage                       1,482,423           1,259,673
  Retained earnings - Dormant period                       (2,907,648)         (2,907,648)
  Retained earnings - Development stage                    (1,338,848)         (1,029,922)
                                                          -----------         -----------
                                                              487,677             571,603
                                                          -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                 $11,002,518         $ 2,042,322
                                                          -----------         -----------
                                                          -----------         -----------

See the accompanying notes

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          CONSOLIDATED FINANCIAL STATEMENTS



                                                            January 1,              January 1,
                                  July 1, 1997                1997                     1995
                                    through                  through               Development
                               September 30, 1997       September 30, 1997            Stage
                               ------------------       ------------------           through
                                  (UNAUDITED)              (UNAUDITED)          September 30, 1997
                               ------------------       ------------------      ------------------

Revenue                           $     --                 $     --              $       --

Expenses
  Officers Compensation              37,500                   95,834                  395,834
  Administrative Fees                 2,436                   12,839                   33,997
  Legal                              16,080                  113,665                  436,994
  Accounting & Auditing               5,200                   30,100                  100,948
  Transfer Agent                         71                    1,534                   12,446
  Proxy Costs                            --                      --                    26,555
  Office Expense                     10,998                   19,653                   29,106
  Travel                                171                      171                   43,120
  Rent - Note 7                       9,000                   27,000                   63,000
                                   --------                 --------               ----------

OPERATING LOSS                      (81,456)                (300,796)              (1,142,000)
                                   --------                 --------               ----------
                                   --------                 --------               ----------

(OTHER INCOME (EXPENSES))
  Interest and royalty income           208                      208                    1,077
  Organization costs                   (240)                    (720)                  (5,520)
    Interest expense                     --                   (7,090)                 (14,821)
    Provision for bad debts
      - Note 9                           --                      --                  (175,000)
                                   --------                 --------               ----------
                                        (36)                  (7,602)                (194,264)
                                   --------                 --------               ----------

(Loss) Before Income Taxes          (81,488)                (308,398)              (1,336,264)

  Income Taxes                         (176)                    (528)                  (2,584)
                                   --------                 --------               ----------
  Net (Loss)                     $  (81,664)              $  308,926             $ (1,338,848)
                                 ----------               ----------             ------------
                                 ----------               ----------             ------------
  NET (LOSS) PER SHARE
    (Note 18)                    $   (.0188)              $   (.0710)            $     (.3079)
                                 ----------               ----------             ------------
                                 ----------               ----------             ------------

                                                                       Exhibit C

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                        Consolidated Financial Statements
             Statements of Changes in Stockholders' Equity - Note 19
                                   (Unaudited)

                                                PAID-IN     RETAINED       RETAINED       PAID-IN
                                 ISSUED AND     CAPITAL     EARNINGS       EARNINGS       CAPITAL
                                 OUTSTANDING    COMMON      (DORMANT       (DORMANT    (DEVELOPMENT   (DEVELOPMENT
                                   SHARES        STOCK       PERIOD)        PERIOD)       STAGE)         STAGE)             TOTAL
                                  ---------     -------    ----------    -----------    ---------      ----------        ----------
Stockholders' Equity
  January 1, 1995                  898,074      $89,807    $3,147,693    $(2,907,648)      $  --          $  --           $329,852

Net Loss-January 1,-
  December 31, 1995                  --           --           --             --         (361,345)         --             (361,345)

Adjustment re:restatement
  of par value-Note 1                --        (80,826)      80,826           --            --             --                --

Eyre acquisition-
  Note 5                          1,000,000     10,000         --             --            --           840,000           850,000

Proceeds through
  private offering-Note 14         200,000       2,000         --             --            --           419,573           421,573

                                  ---------     -------    ----------    -----------    ---------      ----------        ----------
Stockholders' equity
  December 31, 1995               2,098,074     $20,981    $3,228,519    $(2,907,648)   $(361,345)     $1,259,573        $1,240,080
                                  =========     =======    ==========    ===========    =========      ==========        ==========

See the accompanying notes and Accountants' Compilation Report.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                        Consolidated Financial Statements
             Statements of Changes in Stockholders' Equity - Note 19
                                   (Unaudited)

                                              PAID-IN     RETAINED      RETAINED        PAID-IN
                               ISSUED AND     CAPITAL     EARNINGS      EARNINGS        CAPITAL
                               OUTSTANDING    COMMON      (DORMANT      (DORMANT     (DEVELOPMENT     (DEVELOPMENT
                                 SHARES        STOCK       PERIOD)       PERIOD)        STAGE)           STAGE)             TOTAL
                                 ------        -----       -------       -------        ------           ------             -----
Stockholders' Equity
  December 31, 1995             2,098,074     $20,981    $3,228,519   $(2,907,648)    $(361,345)       $1,259,573        $1,240,080

Net Loss-January 1,-
  December 31, 1996                --           --           --            --          (668,577)           --             (668,577)

Warrants exercised                 40           --           --            --             --               100               100

Stockholders' equity
  December 31, 1996             2,098,114     $20,981    $3,228,519   $(2,907,648)   $(1,029,922)      $1,259,573          571,603

Net Loss-January 1-September
  30, 1997                                                              (308,926)                       (308,926)

Issuance of Common
  Stock-Note 16                 2,000,000      2,000                                    198,000          200,000

Note 20                          250,000        250                                                      24,750            25,000

Shareholders' Equity
  September 30, 1997            4,318,114     $23,231    $3,228,519   $(2,907,648)   $(1,338,848)      $1,482,423         $487,677

In 1996, 200,000 shares were issued to collateralize two guarantees by London International Merchantile Ltd. The guarantees were rescinded and, therefore, such shares were returned to the Company in 1997 and have not been reflected on this statement.


See the accompanying notes

                            (GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       JANUARY 1,              JANUARY 1,
                                                          1997                    1996
                                                        THROUGH                 THROUGH
                                                   SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                                      (UNAUDITED)               (AUDITED)
                                                   ------------------       -----------------
CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

     NET LOSS - EXHIBIT B                             $  (308,926)             $(668,577)

     ADJUSTMENTS TO RECONCILE NET
       LOSS TO NET CASH PROVIDED
       BY OPERATING ACTIVITIES:

     NON-CASH ITEMS INCLUDED IN LOSS
       AMORTIZATION                                            --                     --
       PROVISION FOR BAD DEBT                                  --                 55,000

     CHANGE IN ASSETS AND LIABILITIES:
        ORGANIZATION COSTS                                    720                 (6,401)
        ACCOUNTS PAYABLE AND ACCRUED EXPENSES          (1,022,002)               984,105
                                                       -----------              --------
     NET CASH PROVIDED (USED) BY DEVELOPMENT
         STAGE ACTIVITIES                              (1,330,208)               364,127

     CASH FLOWS FROM INVESTMENT ACTIVITIES
        INVESTMENT IN SHORT TERM SECURITIES              (150,000)                    --
        INVESTMENT IN CERTAIN MINING INTERESTS                 --                     --
        DEFERRED COSTS - MINING INTERESTS              (8,758,455)              (618,157)
                                                       -----------              ---------
     NET CASH (USED) BY INVESTING ACTIVITIES           (8,908,455)               618,157

     CASH FLOWS FROM FINANCING ACTIVITIES
        PROCEEDS FROM FIRST DYNASTY MINES LTD.         10,257,124                     --
        NET PROCEEDS FROM PRIVATE PLACEMENT               200,000                     --
        NOTES PAYABLE OFFICER                            (191,000)               191,000
        WARRANTS EXERCISED                                     --                    100
                                                       -----------              --------
     NET CASH PROVIDED BY FINANCING ACTIVITIES         10,266,124                191,100

     NET INCREASE (DECREASE) IN CASH                       27,461                 62,930

     CASH - BEGINNING                                         369                 63,299

     CASH - END                                            27,830                    369

     SUPPLEMENTAL CASH FLOW INFORMATION
        INCOME TAXES PAID                             $       528              $     324


                                       7

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements
                          Notes to Financial Statements

                               September 30, 1997

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

        As a result of ownership changes, the Company will not be able to benefit from all of its net operating loss carryforwards. (Income tax matters -- Note 17)

        Management has made any necessary interim period accounting adjustments in order for the statements not to be misleading.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997


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

NOTE 3: COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION

        The Company was incorporated on February 21, 1980, and closed a public offering of the common stock in January 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on Nasdaq because of the theft of substantially all of the cash funds of the Company derived from the proceeds of a public offering by its then president, Samuel McNeil in July, 1981. The case has long since gone through the judicial system and Mr. McNeil is no longer, an officer, director, employee or in any other fashion doing business with the company. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. The Company filed its Form 10--KSB for the calendar years 1994, 1995 and 1996, its Form 10--Q for all quarters in 1995 and thereafter, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992, 1993, 1994, 1995 and 1996. There can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997




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

NOTE 5: ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

        Pursuant to the Asset Purchase Agreement dated June, 1995, (the "Agreement"), the Company acquired from Eyre, an Australian corporation, all of its potential interest in its Armenian gold mining project and all of Eyre's potential interest in its Georgia gold and copper mining project (Note 8) . The Agreement closed April, 1996.

        The Company paid Eyre for the Armenian and Georgian interests as follows

                      Cash                                        $ 153,494
                      Note payable (Note 13)                        100,000
                      Note payable (Note 13)                         46,506
                                                                  ---------
                                                                  $ 300,000
                                                                  =========

        The Agreement also provided for the Company to cause the delivery to Eyre of one million shares of stock, with an estimated value of $850,000, and warrants to acquire an additional four hundred thousand shares (Note 15) . The Agreement left Eyre with two out of five seats on the Board of Directors.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997


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

        Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in the fall of 1996 requested that the Company undertake a reverse split of its Common Stock (see Note 19) to decrease the number of shares outstanding and to reduce the equity stake of certain shareholders who received shares pursuant to the Agreement essentially in their capacity as finders in order to facilitate possible future financings. In response thereto, by letter dated December 4, 1996, Eyre and the Parry--Beaumont Trust surrendered their Acquisition Warrants to purchase 240,000 and 160,000 shares of the Company's Common Stock (a total of 400,000 shares), surrendered their right to designate two members of the Board of Directors of the Company and in addition, Eyre agreed to waive its overriding royalties in the Armenian projects and to waive the approximately $146,000 due it under the promissory notes received at the closing (the "Second Restructuring Agreement"). While Eyre had 2% overriding royalty on the Armenian mining projects (other than the Tailings Project), the Second Restructuring Agreement referred to the waiver of a overriding royalty of 1.5% on the Armenian projects in reliance on Eyre's earlier agreement to reduce such royalty to 1.5% by virtue of its failure to secure financing from a designated mining company in November, 1996. Accordingly, the Company believes that all overriding royalties on the Armenian mining projects have been validly waived.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997

NOTE 6: PATTERSON, BELKNAP, WEBB & TYLER LLP

        Global has retained the law firm of Patterson, Belknap, Webb & Tyler LLP
        (PBWT) to represent the Company in its dealings with the Armenian and Georgian Republics. PBWT has an international law practice involving commercial, non-profit and humanitarian issues and has offices in Moscow. Mr. Van Z. Krikorian (VZK), of counsel to PBWT, has been designated to conduct the negotiations with the Republics. VZK was formerly Armenia's Deputy Permanent Representative to the United Nations.

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

        PBWT will also represent the Company in preparation and negotiation with the Georgian Government of a revised Joint Venture Agreement and associated documents, and other related matters similar to the aforementioned Armenian retainer agreement. The contemplated Georgian fee is $180,000 for the period July 1, 1995 to July 1, 1999, and the minimum quarterly payment is $10,000. The quarterly billing was discontinued as of June 30, 1997.

        As of June 30, 1997 unbilled contingent project charges in excess of the minimum $25,000 per quarter were assumed by First Dynasty Mines Ltd. payable upon receipt of an executed agreement assigning the rights to the Zod Mine to AGRC. Unbilled fees and expenses through September 30, 1997 total approximately $300,000,

        In addition PBWT performs additional legal service for the Company as requested. Current payables and accruals are $99,000.

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

                               September 30, 1997


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

        Pursuant to the Joint Venture Agreement, the Company has the following obligations:

                                                              Investment
               Endeavor                                       Requirement
               -------------------------------                -----------
               Delivery of tailings processing
               Operation equipment to Ararat                  $5,000,000

               Zod Complex prefeasibility study
               and commencement of full
               feasibility study on Zod Complex               $  500,000

               Operation of Tailings processing               $2,250,000

               Complete full feasibility study
               and business plan on Zod Complex               $  500,000

               Tailings processing operations
               at Ararat                                      $2,250,000

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997




NOTE 7: THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

        The parties have begun to implement the Tailings Project. On October 7, 1996, the Armenian Government issued a license for a five-year period of implementation of the development plan at Ararat, effective after the registration of the Venture with the appropriate Armenian governmental authorities, in accordance with applicable Armenian law. The registration of the Venture occurred en November 8, 1996. In addition, the mining engineering firm retained in connection with the Armenian Project obtained bulk ore samples from the tailings site for testing in Canada. An independent laboratory, which analyzed such samples, advised the Company, in its written report in February, 1997, that the test results showed that approximately one and one tenth gram of gold could be obtained from each metric tonne of ore with a 50% recovery at the site covered by the Tailings Project, although there can be no assurance thereof.

        Pursuant to the decree issued in connection with the Armenian Joint Venture Agreement, GGA was required to invest $5,000,000 in the Tailings Project on or before February 1, 1997. Such requirement was deemed satisfied by the parties.

        Pursuant to the Armenian Joint Venture Agreement, the Venture is now engaged in the final engineering and initial construction for the Tailings Project. The Venture entered into a Tailings Dam Construction Contract with Armhydro for $640,000 on January 31, 1997. AGRC also retained a Canadian engineering firm, under a contract for Engineering, Procurement and Construction Management Services dated January 31, 1997, under which the compensation payable to the contractor under Phase I of the project is $4,500,000.

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

                               September 30, 1997


NOTE 7: THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

        Presently, it is not contemplated that the Armenian Government will be assigned a value for their contribution of the mine properties and rights to the venture. VZK has advised that profit computations are still to be resolved. International or other accounting standards have not been adopted in the Agreement. For the Ararat tailings project, once profits are determined, they shall be split 50/50 50 long as the Percentage of Recovery of Metals Per Gram Per Ton is 70% or more. Based upon a sliding scale, Global's profit share will increase to 66.67% If the recovery rate declines to 50% or less.

        Armenia has permitted a tax holiday for the contemplated venture as follows: for the first two years there shall be a complete exemption from profits tax. For the third through the tenth year, only 50% of the taxable income shall be taxable.

        Deterred Project Costs Through September 30, 1997 Total $9,592,244


NOTE 8: THE GEORGIAN AGREEMENT

        The Company also acquired from Eyre rights under a Foundation Agreement dated April 22, 1995 (including a Charter for a Joint Venture Company) with R.C.P.A. "Madneuli", a Georgian state enterprise, in connection with carrying out certain mining of the Madneuli deposit. The Company has been advised that the application for the license required to be filed with the Georgian government has not been tiled, and it has no definitive agreement granting it fixed rights to mining production or processing in Georgia.

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

                             GLOBAL COLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997



NOTE 8: THE GEORGIAN AGREEMENT (continued)

        After recovery of capital, the net profit were to be distributed as follows:

        a) RCPA - according to shareholdings (i.e. share of the Foundation Fund, which shares could be changed only by unanimous vote of the participants), less 2.5% to the Sinking Fund, and

        b) The Company (or its wholly-owned subsidiary) -- according to shareholdings less 2.5% to Panquest.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997

NOTE 9: NOTES RECEIVABLE

        The Company holds a note receivable as follows:

            Amount       Interest Rate                       Debtor
          ---------       ----------           ---------------------------------
          $ 300,000       Prime + 2%           Jet--Line Environmental Services,
                                               Inc. (Jet-Line)

           (150,000)                           Allowance for doubtful accounts
          ---------
          $ 150,000
          =========

        The Jet-Line note as more fully described in the documents, is convertible into at least 20% of Jet-Line's common stock and up to 30% under certain circumstances. Jet--Line has defaulted on prior balloon payment obligations and is in default of its current interest requirements. The note is secured by U.C.C.'s on certain equipment. Jet-Line owns certain valuable assets. The Company pledged the Jet-Line notes as collateral for loans to the Company from Drury Gallagher, which loan has now been repaid in full.

        Jet-Line advised the Company in early March, 1997 that it received a notice of the revocation of its license to do business in Massachusetts and a fine of $100,000 from the Massachusetts environmental authorities. Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. As a result, Jet--Line has been requested by such authorities to sell its facility in Massachusetts, and Jet--Line is now engaged in negotiations with a potential buyer with respect to such sale. The Company sent Jet-Line a written notice of default and demand for payment on March 14, 1997, and further demands letters on April 2, 1997, April 15, 1997 and November 11, 1997 and November 10, 1997 and is now is attempting to sell the assets in which it holds a first security interest. The Company has also requested Jet-Line to seek additional financing and to use part of the proceeds therefrom to satisfy the Jet--Line Note in full. However, there can be no assurance that Jet-Line will be able to consummate such sale or obtain such financing. Thus, there can be no assurance that the Company will ultimately be paid the full principal amount of, and accrued interest on, the Jet-Line note. Management has not accrued interest on the note and revised its allowance for doubtful accounts to $150,000.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997

NOTE 10: OFFICERS' COMPENSATION PAYABLE

        Officers' compensation payable consists of the following:

                                                  September 30, 1997
                                                  ------------------

               Drury Gallagher                          $ 87,500
               Robert Garrison                            33,334
                                                       ---------
                                                       $ 120,834
                                                       =========

               (See Note 16)

NOTE 11: ACCOUNTS PAYABLE AND ACCRUED EXPENSES

        Accounts payable and accrued expenses include the following:

                                                             September 30, 1997
                                                             ------------------

               Legal-- General Counsel                            $   2,009
               Legal -- Patterson, Belkap, Webb
                  & Tyler LLP (Note 6)                               99,110
               Affiliates                                             9,000
               Other Miscellaneous                                   26,764
                                                                  ---------
                                                                  $ 136,883
                                                                  =========

NOTE 12: DEFERRED COSTS

        Deferred costs include the following:

                                                         September 30, 1997
                                                         ------------------
               Legal -- Patterson, Belknap, Webb
                 & Tyler LLP(Note 6)                        $   709,260
               Legal-- General Counsel                           81,747
               Engineering 5,                                   130,501
               Research and Analysis                             82,042
               Overseas travel                                   73,897
               Construction                                     556,504
               Other                                          3,028,362
                                                            -----------
                                                            $ 9,662,313
                                                            ===========

NOTE 13: NOTES PAYABLE

        On December 1, 1995, the Company closed the Eyre agreement to purchase certain mining rights (Note 5). Pursuant to the agreement, the

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997


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

        In accordance with the Offering, interest was not payable on the notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Lyre closing, the entire $500,000 of convertible notes were exchanged for 200,000 shares of common stock.

NOTE 15: WARRANTS OUTSTANDING

        The Company had warrants outstanding as follows;

                                  # Shares Right    Price/Share     Expiration
              Warrant Holder(s)    to Purchase    Exercisable at        Date
              -----------------    -----------    --------------    ----------

          Stockholders through
            Note Conversion --
            Note 5                    400,000          $1.00          12/31/97
          Other                         4,000          $5.00          11/30/98
                                      -------
                                      404,000
                                      =======

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997



NOTE 16: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

        Management presently consists of Mr. Drury Gallagher and Mr. Robert Garrison. Mr. Gallagher had been President of the Company and a stockholder since 1981, he is currently Chairman of the Company. Mr. Garrison was subsequently hired to oversee mining and related financing activities and is currently President. Mr. Gallagher and Mr. Garrison entered into employment agreements with the Company effective July 1, 1995. Each is entitled to receive a base salary of $100,000 per year, for 50% of their time, for a three year term. The agreements call for automatic annual increases as defined. The Board may award bonuses up to 50% of base compensation.

        On January 3, 1997, the Board of Directors of the Company approved the issuance of 1,000,030 shares of its Common Stock to each of Messrs. Gallagher and Garrison in exchange for, (a) in Mr. Gallagher's case, the cancellation of $100,003 of accrued salary, and the cancellations of his options to acquire 175,000 shares of the Common Stock of the company and the cancellation of his stock appreciation rights (the "SARs") which, under certain circumstances, could have resulted in the issuance to him of up to 371500 shares of the Company's Common Stock and (b) in Mr. Garrison's case, the cancellation of $100,000 of accrued salary, the cancellation of his options to buy 75,000 shares of the Company's Common Stock and the cancellation of his SARs. The Company made such transfer to reward each of them for their efforts to secure financing for the Company and/or the Armenian mining project, for maintaining the Company's existence in the face of the Company's potential insolvency, and to increase their proprietary stake of the day-to-day management of the Company. In 1997, Lyre questioned the validity of the issuance by the Company of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison.

        Global Gold Armenia Limited ("GGA") agreed to retain Robert A. Garrison as a consultant for a three-year period commencing February 1, 1997 for $150,000 per annum pursuant to the terms of the consulting agreement entered into between such parties. Under such agreement, Mr. Garrison will serve as a Senior Vice President of GSA, will assist it in furtherance of its business interests under the supervision of the board of directors of GGA and provide ongoing management as the board of directors of GSA reasonably requests of him from time to time. Mr. Garrison agreed to devote 50% of his time and attention to the performance of his services under such agreement, in his capacity as an independent contractor. Such agreement is terminable by the consultant upon 90 days prior written notice to GGA (or lesser notice if GGA agrees to such shorter period) or for cause (as defined therein) or without cause, which, in such latter case, would require GGA to pay Mr. Garrison the amount of his consulting fees remaining unpaid under such agreement. Such agreement is in lieu of the above mentioned salary.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997

NOTE 17: NON--UNITED STATES WHOLLY OWNED SUBSIDIARIES/INCOME TAX MATTERS

        On November 29, 1995, the Company formed global Gold Armenia Limited and Global Gold Georgia Limited, which were respectively assigned the Armenian and Georgian mining rights from Eyre at the closing on December 1, 1995 (Note 5) . The two subsidiaries are Cayman Island entities which were granted a twenty year tax exemption from any law of that jurisdiction which hereafter imposes any tax to be levied on profits, income, gains or appreciation, commencing December 19, 1995.

        The Company experienced net operating losses for each of the two years ended December 31, 1996. The Company has elected to carryforward such losses for Federal income tax purposes and offset future taxable earnings. However, since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded.

        The off shore companies were formed in part, as a result of the concerns of Eyre, the previous Australian owner of the mining rights, and presently a substantial non--controlling stockholder group of the Company, that they not be exposed to two layers of corporate taxation, United States and Australia. The Company will obtain a tax opinion on the transaction, which will also seek to give greater comfort to current and future U.S. and non--U.S. shareholders, that the structure will in fact satisfy realistic income tax goals of all concerned parties. Inasmuch as management valued the shares of stock distributed to Eyre in exchange for acquiring the aforementioned mining interests at $.085 per share (such interests, described herein, were not substantially perfected at the time of the transaction), it is management's position that even if the Internal Revenue Service deemed the transaction to be a taxable event, there would nevertheless be insignificant income tax consequences. However, there can be no such assurance. Furthermore, the Company will determine that the structure will not in any way be a deterrent from obtaining future financing or political risk insurance. Management will consider future structural changes, if necessary.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997


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

                             GLOBAL GOLD CORPORATION
                          (A Development Stags Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997




NOTE 20: FIRST DYNASTY MINES LTD. (continued)

        First Dynasty agreed to advance a maximum of $24,510,000 under the FDM agreement. All funds advanced by First Dynasty will be advanced to GSA as debt, which is convertible into stock of GGA at First Dynasty's option or is automatically converted into such stock under certain circumstances, as follows:

        A. The first $6,490,000 of debt is convertible into 25% of the capital stock of GSA.

        B. The next $3,520,000 of debt together with the advance described above is convertible into 51% of the capital stock of GSA.

        C. For every additional $.5 million advanced in respect of the development of the Zod and Meghradzor mines (excluding the $10 million Tailings Project expenditure) as a loan to GSA, such debt is convertible into an additional 1% of the capital stock of GGA, up to a maximum of 80% of the issued and outstanding shares of capital stock of GGA.

        Upon obtaining 80% of the capital stock of GGA, or upon making aggregate advances of $24,510,000, First Dynasty would be entitled to acquire the remaining 20% of the outstanding of capital stock of GGA, within 18 months after raking such total advances, by issuance of 4,000,000 of its common stock, except that such number of shares will be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines,(which are established at the end of such 18 month period), exceed five million ounces.

        First Dynasty will be entitled to appoint three of the five directors of GGA until First Dynasty shall acquire 80% of the issued and outstanding common stock of GSA.

        First Dynasty carried out certain initial commitments in February, 1997. They loaned GSA $675,000 to pay outstanding payables, agreed to fund the $640,000 Tailings Dam Construction contract and agreed to guarantee or co-sign up to $3,500,000 of the equipment purchase contract and up to $1,000,000 of the engineering, procurement, construction management agreement between the Venture and a Canadian engineering firm. First Dynasty further agreed to loan the Company an additional $675,000 to cover the balance of the outstanding payables. First Dynasty made direct payments of $7,151,807 on the Tailings contact and engineering agreement and an additional $1,414,162 in legal and administrative expenses in the first nine months of 1997.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997




NOTE 20: FIRST DYNASTY MINES LTD. (continued)

        In addition, First Dynasty agreed to pay the Company $400,000 for use, at its option, to defray its expenses in participating in the negotiation of the second Armenian joint venture agreement, of which $200,000 was paid upon the execution and the delivery of the FDM Agreement and the balance of $200,000 will be paid on June 30, 1996. Although not reflected in the FDM Agreement, First Dynasty also paid the Company $141,155.02 on May 15, 1997 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997.

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

(B) ARMENIAN MINING PROJECT

    (a)  ARMENIAN JOINT VENTURE AGREEMENT

    The Company, the Ministry of Industry of Armenia and Armgold, S.E., the Armenian state gold enterprise ("Armgold"), executed and delivered the Armenian Joint Venture Agreement, dated as of May 1, 1996. The Company thereafter assigned its rights and obligations thereunder to Global Gold Armenia Limited, its wholly-owned Cayman Islands subsidiary ("GGA"). The Armenian Joint Venture Agreement formed the Armenian Gold Recovery Joint Venture
Co., LLC, a limited liability company under Armenian law ("AGRC"), which will construct, operate and market the gold production and provide capital and financing in a multistage development of the Armenian gold industry. Stage 1 of the Armenian Joint Venture Agreement involves the processing of an estimated 12 million tonnes of tailings from the Ararat processing plant, which the Company believes average 1 gram of gold per tonne (based on the independent metallurgical study obtained by the Company) (the "Tailings Project") and the completion of a comprehensive feasibility study and business plans for the development of the Zod mine. Based on the business plans to be approved by all parties, Stage 2 calls for the rehabilitation of the Ararat Gold Processing Plant and for mine development and operation as well as engineering and building a gold processing plant at the Zod mine, and Stage 3 calls for mine development and operation at the Meghradzor mine, a feasibility study for a gold refinery, and exploration activity. GGA is currently negotiating a new agreement with the Armenian authorities to expedite and modify stages 2 and 3.

    The Company, the Ministry of Armenia and Armgold executed and delivered the Second Armenian Gold Recovery Company Joint Venture Agreement, dated as of September 30, 1997, which, among other things, provides for the right of new joint venture companies to mine and process gold at Zod and Meghradzor mines and which also eliminated certain specific exploration sites from the original agreement, while still recognizing AGRC's right to participate in exploration activity at a future date. However, such amendatory agreement does not become operative until passage of an Armenian government decree approving such agreement. The parties anticipate that such decree will be issued within the next several months, although there can be no assurance of such result.

    (b)  TAILINGS PROJECT

    The parties have begun to implement the Tailings Project.  As of February
1, 1997, GGA had a definitive agreement authorized by an Armenian government decree granting it fixed rights to process tailings from the Ararat site as well as a license and environmental approval for construction.

    Pursuant to the Armenian Joint Venture Agreement, AGRC is now engaged in the construction of the Tailings Project. AGRC entered into a Tailings Dam Construction Contract with Armhydro for $640,000 on January 31, 1997. AGRC also retained a Canadian engineering firm, under a contract for Engineering, Procurement and Construction Management Services Agreement dated January 31, 1997, under which the compensation payable to the contractor under Phase I of the project is $4,500,000, which was later increased to up to $10,000,000 Operation of the tailings processing plant is now planned for December, 1997, although construction and other contingencies exist which may delay meeting such target date. In addition, independent engineering firms are now engaged in preparing a feasibility report with respect to the reserves at the Zod and Meghradzor, mines which the Company anticipates will be completed within the next six months, although there can be no assurance of such result.

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

    The Company, GGA and First Dynasty entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above projects (the FDM Agreement"). The principal terms of the FDM Agreement are set forth below:

    1. First Dynasty agreed to advance a maximum of $24,510,000 to GGA under the FDM Agreement, which amounts will be advanced as debt, which is convertible into stock of GGA, at First Dynasty's option, or is automatically converted into such stock under certain circumstances, as described below:

         (a) Upon First Dynasty's making advances of $6,490,000, such amount will then be automatically converted into 25% of the capital stock of GGA (which occurred in October, 1997).

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

         (b) Although not reflected in the FDM Agreement, First Dynasty also agreed to pay up to $150,000 to defray the expenses incurred by GGA during the
three-month period ending March 31, 1997.   Such reimbursement in the amount of
$141,155 occurred in June, 1997.

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

         (d) Each party cannot sell, transfer or pledge its shares of ordinary shares of GGA, except that each party may transfer its interest to a corporation, partnership or limited liability which is wholly owned by the transferring party. During the period that First Dynasty rights under the FDM Agreement remain exclusive, neither shareholder has any right to sell or transfer the shares of GGA stock owned by it. Furthermore, if a stockholder receives a bona fide offer to sell its GGA's shares, GGA and thereafter the non-selling stockholder has the right to purchase the stock in question at the offered price, each for successive 30-day periods. If such right of first refusal is exercised, the purchaser is required to pay the full purchase price in immediately available funds or by wire transfer. Alternatively, the non-selling shareholder may exercise so-called tag along rights and participate on a pro rata basis in the sale of shares of GGA of both the recipient of the offer and the non-selling shareholder to the offeror. If such right of first refusal or tag along right is not exercised, than the seller may sell its shares of GGA to the offeror on the terms described in the offer within 120 days after receipt of such offer and provided further that such third party signs an instrument in writing agreeing to be bound by all of the terms and conditions of the stockholders agreement.

    The Company, GGA and First Dynasty amended the shareholders agreement, as of May 13, 1997, to provide, among other things, that it will be governed by the New York (instead of Cayman Islands) law.

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

         d. First Dynasty created a credit facility of up to $1,000,000 for Armgold.

    As of September 30, 1997, First Dynasty claims it had advanced $10,257,124 in total project costs.

    (d)  MINING PLANS

    GGA, in conjunction with First Dynasty, negotiated with the Armenian Government to obtain for new joint venture companies the rights to mine and process gold at the Zod and Meghradzor mines on a schedule which is faster than anticipated by the May 1, 1996 Joint Venture Agreement, subject to the prior approval thereof by an Armenian parliamentary decree. In addition, GGA engaged independent engineering firms to conduct a feasibility report with respect to the reserves at such mines.

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

    Since Jet-Line has been experiencing operating losses, and lacks adequate liquid resources, it is highly unlikely that Jet-Line will be able to pay the full amount of the principal and accrued interest on the Jet-Line Note, and defaulted under the May 13, 1996 loan extension agreement between the parties. In addition, Jet-Line advised the Company in early March, 1997 that it received a notice of the revocation of its license to operate its business in Massachusetts, and of a $100,000 fine, from the Massachusetts environmental authorities, and Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. As a result, Jet-Line has been requested by such authorities to sell its facility in Massachusetts, and Jet-Line is now engaged in negotiations with a potential buyer with respect to such sale. The Company sent Jet-Line a written notice of default and demand for payment on March 14, 1997, sent further demand letters on April 2, 1997, April 15, 1997 and November 11, 1997, had many telephonic discussions with the President of Jet-Line with respect to the payment of the Jet-Line
Note, and is now attempting to sell the assets in which it holds a first security interest. The Company has also requested Jet-Line to seek an additional financing and to use part of the proceeds therefrom to satisfy the Jet-Line Note in full. However, there can be no assurance that Jet-Line will be able to consummate such sale or obtain such financing, or that the Company will be able to realize proceeds from any sale of Jet-Line' assets sufficient for the payment of the principal and accrued interest on Jet-Line.

    In addition, the Company also learned that the Business Loan Center, another creditor of Jet Line, is also attempting to sell assets of Jet-Line
in which its hold a security interest.   The Business Loan Center made a U.S.
Small Business Administration guaranteed loan of approximately $550,000 to Jet-Line in 1994 and obtained a first lien on certain enumerated assets of Jet-Line, and the Company at such time subordinated its loan thereto, except with respect to certain automotive and trucks assets and other equipment as to which the Company retained its first security interest.

    Thus, there can be no assurance that the Company will ultimately be paid the full principal amount of, and accrued interest on, the Jet-Line Note.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES: During the three month period ended September 30, 1997, the Company's interest and royalty income was $208, which was approximately the same amount for the same period last year.

    ADMINISTRATIVE AND OTHER EXPENSES: The Company's administrative and other expenses for the three-month period ended September 30, 1997 were $81,872, which represented a decree from the amount paid or accrued of
$116,342 in  the same period last year.   Expenses were attributable to the
Company's (a) accrual of officers' compensation and (b) the accrual and/or payment of legal and accounting fees and expenses in connection with its retention of counsel to implement the Company's transaction with First Dynasty pursuant to the agreement between such parties dated as of May 13, 1997 in connection with the financing of the Tailings Project and the additional projects contemplated in Armenia (subject to miscellaneous contingencies), and to file the Company's 10-QSB for the periods ended March 31, 1997 and June 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

    REVENUES: During the nine months ended September 30, 1997, the Company's interest and royalty income was $208, which represented an increase from the interest and royalty interest of $183 for the same period last year, since more of the Company's assets were invested on an interest-paying basis.

    ADMINISTRATIVE EXPENSES: The Company's administrative expenses for the nine months ended September 30, 1997 were $309,109, which represented a decrease from the amount paid of $338,308 in the same period last year. Expenses were attributable to the Company's (a) accrual of officers' compensation and (b) the accrual and/or payment of legal and accounting fees and expenses in connection with its retention of counsel to implement the Company's transaction with First Dynasty pursuant to the agreement between such parties dated as of May 13, 1997 in connection with the financing of the Tailings Project and the additional projects contemplated in Armenia (subject to miscellaneous contingencies), and to file the Company's 10-QSB for the periods ended March 31, 1997 and June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    As of September 30, 1997, the Company's total assets were $11,002,578, of which $177,830 consisted of cash or cash equivalents.

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

    As of September 30, 1997, the Company had liquid assets consisting of cash of approximately $177,830. It is anticipated that First Dynasty will provide or arrange for all of the financing needed in connection with the Tailings Project and such initial financing as is needed in connection with the development of the Zod and Meghradzor mines, although there can be no assurance of such result. In addition, if the Company earmarks a portion of the $200,000 payment from First Dynasty under the FDM Agreement to cover administrative and professional costs, the Company should be able to meet its monthly administrative expenses during 1997 which average approximately $10,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs, although there can be no assurance that the Company will use all of such funds for such purpose. However, the Company may receive further additional financing in 1997 from several sources to cover the latter types of costs (and for general corporate purposes) and its contemplated financing sources are as follows:

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

    Nevertheless, there can be no assurance that any one or more of the above financings will be provided, or, if so, on terms acceptable to the Company. In the event that no contemplated financing is consummated, the Company believes that it has sufficient financial resources to meet its obligations through April 30, 1998.

    Based on the Company's needs for additional financing of its operations,
Mr. Gallagher agreed to continue to advance funds to the Company for such purpose through June 30, 1997 if he was paid in full by such date or earlier out of the proceeds of any financing received by the Company in excess of $500,000 and provided that the Company also secured his loan with the Jet-Line Note,
which the Company agreed to do.   The Company discharged its loan of $192,000
from Mr. Gallagher in full on May 19, 1997 by paying him such sum plus interest
thereon of $14,058.49 on such date.   The Company has no existing agreement with
Mr. Gallagher with respect to any financing of the Company's future operations.

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

    In addition, the United States Attorney for the Eastern District of Pennsylvania commenced an investigation of various nursing homes in Pennsylvania managed by PennMed Consultants, Inc. ("PennMed"), a corporation owned by Drury J. Gallagher, the Company's President, and John Hayman and Frank Hayman, who are also major stockholders of the Company, as to whether or not such nursing homes and their managers and affiliates engaged in potential violations of Federal health laws. In the course of the execution of a search warrant, all documents relating to PennMed were seized on August 6, 1997, as well as the books and records of other possible businesses located at such address, including all of the Company's books and records which were located at such address. In addition, the United States Attorney served a subpoena on the Company on such date to obtain additional information initially by August 29, 1997 and now on or before November 14, 1997. At this time, the Department of Justice has informed the Company that it is not a target of such investigation.

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

    Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    1.   (a)  The following documents are filed as part of this report:
Financial Statement of the Company (unaudited), including Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders Equity, Statement of Cash Flow and Notes to Financial Statement as at and for the period ended September 30, 1997.

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

                             GLOBAL GOLD CORPORATION


Dated:   November 13, 1997     By:  /S/   DRURY J. GALLAGHER
                                  ----------------------------
                                  Drury J. Gallagher, Chairman
                                  and Chief Executive Officer
                                  (Principal Executive and
                                  Financial Officer)