Form 10QSB/A
period 1997-09-30
GLOBAL GOLD CORP
filed 1997-11-14
CIK 319671

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSBA

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

                                  TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Financial Statement:
         Balance Sheet - September 30, 1997 and December 31, 1996..............3

         Statement of Income and (Loss) - for the period July 1, 1997 through September 30, 1997, for the period January 1, 1997 through September 30, 1997, and for the development stage period
         January 1, 1995 through September 30, 1997............................4

         Statement of Changes in Stockholders Equity - for the period
         January 1, 1995 through December 31, 1996 and for the period
         January 1, 1997 through September 30, 1997............................5

         Statement of Cash Flow - for the period January 1, 1997
         through September 30, 1997 and for the year January 1, 1996 through December 31, 1996.............................................7

         Notes to Financial Statement (unaudited) .............................8

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operation.........................................................25

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

See the accompanying notes

                               GLOBAL GOLD CORPORATION
                            (A Development Stage Company)

                          CONSOLIDATED FINANCIAL STATEMENTS

                           STATEMENTS OF INCOME AND (LOSS)

                                                            January 1,              January 1,
                                  July 1, 1997                1997                     1995
                                    through                  through               Development
                               September 30, 1997       September 30, 1997            Stage
                               ------------------       ------------------           through
                                  (UNAUDITED)              (UNAUDITED)          September 30, 1997
                               ------------------       ------------------      ------------------

Revenue                           $     --                 $     --              $       --

Expenses
  Officers Compensation              37,500                   95,834                  395,834
  Administrative Fees                 2,436                   12,839                   33,997
  Legal                              16,080                  113,665                  436,994
  Accounting & Auditing               5,200                   30,100                  100,948
  Transfer Agent                         71                    1,534                   12,446
  Proxy Costs                            --                      --                    26,555
  Office Expense                     10,998                   19,653                   29,106
  Travel                                171                      171                   43,120
  Rent - Note 7                       9,000                   27,000                   63,000
                                   --------                 --------               ----------

OPERATING LOSS                      (81,456)                (300,796)              (1,142,000)
                                   --------                 --------               ----------
                                   --------                 --------               ----------

(OTHER INCOME (EXPENSES))
  Interest and royalty income           208                      208                    1,077
  Organization costs                   (240)                    (720)                  (5,520)
    Interest expense                     --                   (7,090)                 (14,821)
    Provision for bad debts
      - Note 9                           --                      --                  (175,000)
                                   --------                 --------               ----------
                                        (36)                  (7,602)                (194,264)
                                   --------                 --------               ----------

(Loss) Before Income Taxes          (81,488)                (308,398)              (1,336,264)

  Income Taxes                         (176)                    (528)                  (2,584)
                                   --------                 --------               ----------
  Net (Loss)                     $  (81,664)              $  308,926             $ (1,338,848)
                                 ----------               ----------             ------------
                                 ----------               ----------             ------------
  NET (LOSS) PER SHARE
    (Note 18)                    $   (.0188)              $   (.0710)
                                 ----------               ----------             ------------
                                 ----------               ----------             ------------

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
                                                                  ---------
                                                                  $ 300,000
                                                                  =========

        The Agreement initially provided for the Company to cause the delivery to Eyre of two million shares of stock, with an estimated value of $850,000, and warrants to acquire an additional one million shares (Note 15) . The Agreement left Eyre with two out of five seats on the Board of Directors.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                        Consolidated Financial Statements

                          Notes to Financial Statements

                               September 30, 1997


NOTE 5: ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE (continued)

        As of December 1, 1995, the Company and Eyre entered into a Restructuring Agreement pursuant to which Eyre surrendered 1,000,000 shares of common stock and acquisition warrants to purchase 600,000 shares of common stock and acquired a 2% overriding production royalty subject to adjustment in the event the ownership of the Company were to become owned by less than 50% United States residents. If such were about to occur, Eyre would have the right to sell warrants to purchase the Company's common stock by U.S. residents, and, if that did not occur as prescribed, Eyre would surrender certain of their warrants in return for an increased royalty of potentially up to 1%. The initial Armenian tailings project (Note 7) is excluded from the royalty arrangement. In the event the Company undertakes any additional mineral extraction projects in the Republics of Armenia or Georgia, Eyre will receive a 1% overriding production royalty from the Company's revenues, also subject to a similar adjustment which may total up to another 1/2%. The Company shall pay to Eyre $8,333 per month to be applied against the royalty arrangement commencing with the closing of the funding of the tailings project at Ararat, Armenia (Note 7).

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

        Jet-Line advised the Company in early March, 1997 that it received a notice of the revocation of its license to do business in Massachusetts and a fine of $100,000 from the Massachusetts environmental authorities. Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. As a result, Jet--Line has been requested by such authorities to sell its facility in Massachusetts, and Jet--Line is now engaged in negotiations with a potential buyer with respect to such sale. The Company sent Jet-Line a written notice of default and demand for payment on March 14, 1997, and further demands letters on April 2, 1997, April 15, 1997 and November 11, 1997 and is now is attempting to sell the assets in which it holds a first securit interest. The
        Company has also requested Jet-Line to seek additional financing and to use part of the proceeds therefrom to satisfy the Jet--Line Note in full. However, there can be no assurance that Jet-Line will be able to consummate such sale or obtain such financing. Thus, there can be no assurance that the Company will ultimately be paid the full principal amount of, and accrued interest on, the Jet-Line note. Management has not accrued interest on the note and revised its allowance for doubtful accounts to $150,000.

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

                             GLOBAL GOLD CORPORATION


Dated:   November 14, 1997     By:  /S/   DRURY J. GALLAGHER
                                  ----------------------------
                                  Drury J. Gallagher, Chairman
                                  and Chief Executive Officer
                                  (Principal Executive and
                                  Financial Officer)