Form 10KSB40
period 1997-12-31
GLOBAL GOLD CORP
filed 1998-04-15
CIK 319671

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

         [X]   15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
               For the fiscal year ended December 31, 1997

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year ending December 31, 1997 were $-0-.

      The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was $123,966(1)

      As of December 31, 1997 there were 4,348,114 Shares of the registrant's Common Stock outstanding.(2)

----------
      (1) The Company's Common Stock is not publicly traded. However, the Board of Directors of the Company determined that fair market value of the Common Stock was $0.10 per share.

      (2) This number is computed after taking into account the 1 for 10 reverse split of the shares of Common Stock of the Company, effective as of December 31, 1996 (the "Reverse Split").


ITEM 1. DESCRIPTION OF BUSINESS

(A)   General Overview

      The Company is presently engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States. The Company is currently in the pre-development stage and has not received any revenues from mining activities as of December 31, 1997. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company."

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

    The Company, the Ministry of Armenia and Armgold executed and delivered the Second Armenian Gold Recovery Company Joint Venture Agreement, dated as of September 30, 1997, (sometimes referred to as the "Amended Armenian Joint Venture Agreement") which, among other things, provides for the right of new joint venture companies to mine and process gold at the Zod and Meghradzor mines and which also eliminated certain specific exploration sites from the original agreement, while still recognizing AGRC's right to participate in exploration activity at a future date. However, such amendatory agreement does not become operative until passage of an Armenian government decree approving such agreement.

    The parties originally anticipated that such decree would be issued within the next several months after September 30, 1997, but currently there is no assurance whether such decree will be passed, or, if so, when it will be passed. While the Company is hopeful that such impasse will be resolved, there can be no assurance that such governmental decree will be passed. If such decree is not passed, the joint venture companies will not have the right to mine and process gold at the Zod and Meghradzor mines.

      (b) Tailings Project

      The parties have begun to implement the Tailings Project. As of February 1, 1997, GGA had a definitive agreement authorized by an Armenian government decree granting it fixed rights to process tailings from the Ararat site as well as a license and environmental approval for construction.

    Pursuant to the Armenian Joint Venture Agreement, AGRC completed the construction of the Tailings Project. AGRC entered into a Tailings Dam Construction Contract with Armhydro for $640,000 on January 31, 1997. AGRC also retained a Canadian engineering firm, under a contract for Engineering, Procurement and Construction Management Services Agreement dated January 31, 1997, under which the compensation payable to the contractor under Phase I of the project was $4,500,000, which was later increased to up to $10,000,000 Operation of the tailings processing plant commenced in February, 1998 and the first gold bars therefrom were poured at such time. Production at the tailings plant is continuing despite the impasse existing by virtue of the Armenian Government's above-mentioned position with respect to the Amended Armenian Joint Venture Agreement.

    In addition, an independent engineering firm had been engaged in preparing a definitive feasibility report with respect to the reserves at the Zod and Meghradzor mines which the Company anticipated would be completed in the Spring of 1998. There can be no assurance that such feasibility report will be completed within then the next several months, although the Company is hopeful of such result.

    While the Company has been advised that proven reserves exist in the Tailings Project (see (B)(d) Mining Plans) and that the mining thereof can be done on a profitable basis, there can be no assurance of such result.

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

    The Company, GGA and First Dynasty entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above projects (the "FDM Agreement"). The principal terms of the FDM Agreement are set forth below:

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

    2. (a) Upon obtaining 80% of the capital stock of GGA or upon making aggregate advances of $24,510,000, First Dynasty would be required to acquire the remaining 20% of the outstanding of capital stock of GGA, within 18 months after making such total of advances, by issuance of 4,000,000 shares of its common stock except that such number of shares will be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines (which are established at the end of such 18-month period) exceed 5,000,000 ounces.

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

    The Company, GGA and FDM amended the shareholders agreement, as of May 13, 1997, to provide, among other things, that it will be governed by the New York (instead of Cayman Islands) law.

    8. Each party is entitled to engage in any other activities or business or mining or other investments outside of Armenia and will not be required to account to any other party for any profits derived from such permitted activities, businesses or investments.

    Pursuant to the First Dynasty Agreement, First Dynasty carried out certain initial commitments described below:

         a. First Dynasty loaned $1,350,000 to GGA in two installments of $675,000 each to repay such amount of payables attributable to GGA and such amounts were disbursed according to the agreement.

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

    As of December 31, 1997, First Dynasty had advanced at least $17,510,000 in total project costs, of which approximately $12,800,000 related to the construction and start-up of the tailings plant, approximately $3,700,000 related to the Zod and Meghradzor feasibility report and $1,000,000 consisted of a loan to Armgold for operating costs, and became the owner of 66 2/3s of the issued and outstanding stock of GGA as of such date.

    (d)  MINING PLANS

    GGA, in conjunction with First Dynasty, negotiated with the Armenian Government to obtain for AGRC the rights to mine and process gold at the Zod and Meghradzor mines on a schedule which is faster than anticipated by the May 1, 1996 Joint Venture Agreement, which culminated in the execution and the delivery of the Amended Armenian Joint Venture Agreement, subject to the prior approval thereof by an Armenian parliamentary decree. In addition, GGA engaged an independent engineering firm to conduct a feasibility report with respect to the reserves at such mines, and production is continuing at the tailings plant.

    The gold mine in Zod, one of the world's larger gold mines, has been in operation since about 1975. The mine has a structure of over 5 kilometers in length; only 2 kilometers of the gold structure has been explored and tested, and reserves have been established by Armenia and Russian geologists. Zod is located in eastern Armenia within fifteen kilometers of the Soviet border between Armenia and Azerbaijan according to various maps. The de facto border is substantially farther away and the Armenian Government has represented that it has good title to the mine. The Azerbaijan Government has recently stated that it had sent notes of protest to the U.S. Embassy in Armenia questioning the appropriateness of an American company carrying on activities so close to occupied territories at the Zod mine. The U.S. Embassy has no record of receipt of such protests. Engineering studies undertaken by the Government of Armenia state that there are proven gold reserves of approximately 5,000,000 ounces of gold. In addition, a pre-feasibility report recently undertaken on behalf of AGRC confirmed that there are at least a total of 3,000,000 ounces of gold (based on a specified grade per ton of ore) at the Zod and Meghradzor mines which can be economically mined at current gold prices and mining costs (although such prices and costs may change). However, there can be no assurance that reserves in such amount will finally be determined to exist, or, if they exist, can be mined on a profitable basis.

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

    The Meghradzor mine is situated in Central Armenia some 75 kilometers north of Yerevan. The mine has produced approximately 300,000 tonnes of ore since commencing production in 1987. The ore produced by the mine is hauled by railroad approximately 100 kilometers to the Ararat treatment plant. Like Zod, Meghradzor has the benefit of excellent regional infrastructure including sealed road and railroad access to the site and connection to the Armenian power grid. The mine is closed due to many similar issues which face the Zod mine including low re-investment, poor equipment availability, lack of consumables and the high costs associated with railing of crude ore to Ararat.

      As with Zod, underground exploration has been accomplished by extensive underground mine development in addition to drilling, with the result that over 60 kilometers of underground workings exist.

    Engineering studies undertaken by the Government of Armenia state that there are proven gold reserves of approximately 700,000 ounces of gold. However, no final feasibility report has been prepared. Accordingly, there can be no assurance that reserves in such amount exist will finally be determined to exist, or, if they exist, can be mined on a profitable basis.

    Based on projections furnished by independent engineering firms, the Company believed that approximately $10,000,000 is needed in the first phase of the project, $80,000,000 in the second phase of the project and $100,000,000 in the third phase of the project. The funds for the first phase (which exceeded the original estimate) were used primarily to construct a new tailings processing plant. The funds for the second phase would be used to construct a new processing plant at the Zod mine site with a capacity of processing 1,000,000 metric tonnes per year and to redesign the mine. Of the sum of $100,000,000 for the third phase, $60,000,000 would be used to increase the capacity of the Zod processing plant to 2,500,000 metric tonnes per year. The additional $35,000,000 in phase three is proposed to be used to construct a processing plant at the Meghradzor mine with a capacity of processing 200,000 metric tonnes per year. Also, an additional $5,000,000 on phase three is proposed to be used to build a gold refinery in Armenia with a capacity of refining 300,000 ounces of gold annually. However, since the Company has not conducted any final feasibility study with respect to these projects, the ultimate financing needs for these projects might vary substantially from that set forth above.

(C) Georgia Mining Project

      (a) Current Status

         As of December 31, 1997, the Company abandoned its pursuit of any mining project in Georgia. The material set forth herein describes the prior background with respect to the development of a gold and mining project in such country.

    (b) Prior Background

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

            8. The GJV Co. was to be entitled to certain tax concessions provided to certain foreign investments. The limited liability company to be formed (the "Foundation Agreement"), with Research-Cum-Production Amalgamation "Madneuli" ("RCPA"), a legal entity formed under Georgian legislation, pursuant to which the parties agreed to the formation of a joint venture limited liability company called "Madneuli Copper Gold J.V." (the "GJV Co.") under Georgian law to carry out the mining of the Madneuli deposits(4) and apply modern mining techniques in Georgia, including carrying out prospecting activities, together with certain unrelated activities that the Company currently has no plans to implement.

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

      As of the date hereof, neither the Company or Global Gold Georgia Limited has any rights to the Madneuli mining project. The Company learned in early 1997 that the Georgian Government planned to privatize the development of the Madneuli mine through a public bidding process which was slated to end on April 15, 1997. Since the structure of the Madneuli mining project under the public tender differs markedly from that contemplated under the Asset Purchase Agreement between the Company and Eyre dated as of June 30, 1995, the Company decided not to submit a bid for the development of the Madneuli mining project.

    As a result of these and other unfavorable developments, the Company abandoned the Georgian mining project as of December 31, 1997.

(D) Recent Activities

      (a) Investment in Jet-Line Environmental Services, Inc.; Restructuring of Investment

    Jet-Line Environmental Services, Inc. ("Jet-Line") is a privately-held Delaware corporation organized in 1970, and is engaged in providing various environmental clean-up services for a variety of customers, including fuel service, laboratory services, disposable services, transportation and safety and compliance services. A copy of Jet-Line's compiled and unaudited financial statement for the calendar year ended December 31, 1996 showed a loss of approximately $377,000 for such year. The Company further believes that Jet-Line incurred an operating loss for the year ended December 31, 1997 but has not received a financial statement to such effect.
_________________

(4) The Madneuli deposit has been in operation since about 1975, and is located approximately 75 kilometers to the southwest of Tiblisi, the capital of Georgia. The ore body at Madneuli was discovered in 1952 and exploration continued until production commenced in 1975.

    On April 21, 1993, the Company loaned $300,000 to Jet-Line, which is evidenced by Jet-Line's promissory note that is convertible into 20% of Jet-Line's common stock, and 25% of its common stock upon the payment (upon conversion) to Jet-Line of $37,500, at the option of the Company, and 30% of its common stock upon the payment (upon conversion) to Jet-Line of $100,000, at the Company's option, as provided therein (the "Jet-Line Note"). The Jet-Line Note, which matured on April 21, 1996 and which was restructured on May 13, 1996, had initially been secured by a pledge of transportation equipment and machinery and equipment used in Jet-Line's business and a purported Jet-Line owned warehouse and office laboratory building totaling 22,500 square feet located on one acre of land. The total appraisal value of the assets when made in part in December, 1992 and in part in early 1993 was in excess of a total of $1,500,000, but the Company believes that the fair market value of such collateral at present is negligible. Prior to such transaction, Jet-Line had no affiliation of any kind with the Company or its stockholders.

    Since Jet-Line experienced operating losses, and lacked adequate liquid resources, Jet-Line defaulted under the May 13, 1996 loan extension agreement between the parties. In addition, Jet-Line advised the Company in early March, 1997 that it received a notice of the revocation of its license to operate its business in Massachusetts, and of a $100,000 fine, from the Massachusetts environmental authorities, and Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. Jet-Line then attempted to sell its facility in Massachusetts but could not do so. As a result, the Massachusetts environmental authorities ordered the waste treatment facility in Stoughton, Massachusetts to be closed and assumed the environmental clean-up responsibility at the plant.

    In addition, the Business Loan Center, another creditor of Jet Line, is now attempting to sell certain trailer and other automotive assets of Jet-Line in which it holds a security interest, and anticipates realizing between $30,000 and $40,000 from such sale. Such creditor advised the Company that it believes that such creditor has senior rights to the assets being sold. The Business Loan Center made a U.S. Small Business Administration guaranteed loan of approximately $550,000 to Jet-Line in 1994 and obtained a first lien on certain enumerated assets of Jet-Line, and the Company at such time subordinated its lien thereto, except with respect to certain machinery and equipment assets as to which the Company retained its first security interest. The Company is currently disputing the Business Loan Center's position that such creditor has a senior security interest in the assets being sold, but there can be no assurance as to the outcome thereof. Moreover, the Company believes that the value of the assets held by it as collateral is negligible.

    Thus, there can be no assurance that the Company will ultimately be paid any amount of principal, or accrued interest on, the Jet-Line Note. Consequently, the Company treated such loan as worthless as of December 31, 1997.

      (b) Offering of Convertible Notes of the Company

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

      All of the $500,000 principal amount of Convertible Notes was automatically converted pursuant to their terms into an aggregate of 2,000,000 shares of Common Stock (prior to the Reverse Split) and warrants to purchase

4,000,000 shares of the Company's Common Stock (prior to the Reverse Split), at an exercise price of $0.50 per share (the "Warrants"). As of December 31, 1997, there were Warrants to purchase 400,000 shares of the Company's Common Stock issued and outstanding. As to the Warrants, each Warrant now has an exercise price of $.125 per share and expires on December 31, 1998 pursuant to several amendments made thereto, including the one made on December 1, 1997 extending the expiration date as shown above and reducing the exercise price thereof to $.125 per share.

    Since all of the automatic conversion conditions were satisfied in 1995, there were no Convertible Notes of the Company outstanding as of December 31, 1995 or thereafter.

      (c) Reverse Split

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

      (d) Employees.

      As of December 31, 1997, the Company had two employees, one employee who is in charge of the overall business of the Company on a part-time basis, and one consultant who is principally involved in overseeing the Company's proposed mining activities on a part-time basis, and one employee who provide administrative and clerical services on a part-time basis.

(E) Special Considerations

      The following risk factors should be considered in connection with an evaluation of the business of the Company:

No Prior Operating History; Failure to File Reports with the SEC

      The Company was incorporated on February 21, 1980, and closed a public offering of the Common Stock in January, 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on NASDAQ because of the theft of substantially all of the cash funds of the Company derived from the proceeds of the public offering by its then president, Samuel McNell in July, 1981. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. While the Company filed its Form 10-KSB for the calendar years 1994 and 1995 and its Form 10-QSB commencing with the quarter ended March 31, 1995 and each quarter thereafter through and including
September 30, 1997 and filed audited financial statements with the Form 10-KSB for calendar year 1994 covering calendar years 1987, 1988, 1989, 1990, 1992, 1993 and 1994, and covering calendar years 1995 and 1996 with the Form 10-KSB filed for each such year, there can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or prevent the future trading of the Company's stock on public markets. Furthermore, the Company's past failure to file reports with the SEC may have an adverse impact on the Company's ability to have the shares of Common Stock listed for trading on NASDAQ in the event that the Company is otherwise able to meet the NASDAQ Stock Market listing standards in the future.

Development Stage Company

      Since the Company never engaged in the active of conduct of a trade or business, it has not generated any revenues to date, with the exception of interest income on the funds recovered by the Company it in the lawsuits prosecuted by it as a result of the theft of the Company's funds. The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control. These include, without limitation, unanticipated problems and additional cost relating to the development, production, marketing, and competition. The Company expects to incur operating losses for the near term future and, in any event, until such time as it derives substantial revenues from the sale of concentrates containing gold, if any. There can be no assurance that the Company will develop successful operations.

      Although the Company, GGA and First Dynasty have a definitive agreement covering the development of the contemplated Armenian mining projects, there can be no assurance that such parties will be able to obtain the requisite full financing needed for the projects, or, if so, on terms acceptable to them.

Need for Additional Cash

      The Company needs substantial additional funds to develop the mining projects in Armenia and to fund the operations thereof. If the Company raises no additional financing either through First Dynasty or otherwise, the Company still may be able to exploit certain opportunities to develop gold projects in Armenia through the sale thereof. Although the Company believes that such an opportunity is a valuable asset, there can be no assurance of such result. If the Amended Armenian Joint Venture Agreement is not implemented by the Armenian Government, the Company and First Dynasty may be forced to sell its interest in such project in Armenia to other potentially interested parties. Moreover, there can be no assurance that any financing for the Armenian projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

Lack of Definitive Nature of the Company's Contracts for the Armenian Mining Projects and Cessation of Pursuit of any Georgian Mining Project

      At present, the Company and GGA, in conjunction with First Dynasty, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the Amended Armenian Joint Venture Agreement, subject to the passage of a parliamentary decree approving it. However, the Armenian government has not passed any such parliamentary decree. Moreover, there can be no assurance that any Armenian parliamentary decree approving the Amended Armenian Joint Venture Agreement will be passed, or, if so, when such decree will be passed. While the Company is hopeful of achieving such result, there can be no assurance of such result.

    As of December 31, 1997, the Company ceased pursuing the development of any Georgian mining project.

Lack of Adequate Insurance Protection of the Company's Potential
Investments in Armenia

      The Company plans to obtain insurance from Multilateral Investment Guarantee Agency ("MIGA") or other like organization to insure any ownership it may have in the Armenian mining projects against three risks: expropriation, inconvertibility of currency and acts of war, unrest or riots in the country. MIGA typically issues insurance commitments equal to the amount representing the original investment, debt on the project and retained earnings with respect thereto. If obtained, such insurance will not provide complete and adequate protection for any investment the Company may make in such countries. Moreover, there can be no assurance that such insurance will be available, or, if so, will be available on terms and conditions satisfactory to the Company.

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

Reserves

      While the Company believes that, based on geology reports and mine engineering data made available by Armenian state enterprises, there are substantial proved reserves in the Armenian mining projects, it should be noted that any such quantities may not actually be realized by the Company. Moreover, except in the case of the provable reserves verified in the case of the Tailings Project, any reserves pertaining to the other contemplated Armenian mining projects have only been independently verified by the Company through a pre-feasibility report, although an engineering firm had been engaged to prepare a definitive feasibility report with respect to the Zod and Meghradzor mines. The deposits from which such reserves are presently being or are expected to be produced or developed may not conform to geological or other expectations, with the result that the volume and grade of reserves recovered and the rates of production may be more or less than anticipated.
Further, market price fluctuations in gold and changes in operating and capital costs may render certain ore reserves uneconomical to develop. No assurance can be given that any reserves proved or estimated will actually be produced.

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

Need for Key Personnel

      The Company presently only has one officer intimately familiar with the operation of mining projects or the development of such projects. While the Company originally intended to rely on the management services to be provided by a newly-formed mining management corporation, which had no history of operations, Autosport (Asia) Pte. Ltd., a Singapore corporation controlled by Eyre Resources, N.L.("Eyre") to supervise the mining development services on behalf of the Company pursuant to a mining supervision contract signed at the Eyre Closing, such agreement was canceled pursuant to the terms of the Initial Restructuring Agreement. Accordingly, the Company planned to rely on the services of independent mining enterprises which will have a future interest in the development of any mining project, and, through the FDM Agreement, is relying on First Dynasty for such purpose. However, there can be no assurance that First Dynasty or any other any mining management corporation will have adequate resources or personnel to perform such function. Although the Company believes that such management services which may be provided by such independent mining company will be adequate to protect the Company's interest in, and oversee the day-to-day operation of, the mining projects, there can be no assurance of such result. While the Company does not believe the loss of its president or any other director or officer of the Company will materially and adversely affect its long-term business prospects, the loss of any of the Company's senior personnel might potentially adversely affect the Company until a suitable replacement could be found. While the Company has an employment agreement with one of its officers, Drury J. Gallagher, such agreement is only for a three-year term which expires on June 30, 2000. There can be no assurance that such agreements will be renewed or, if renewed, will be on terms mutually acceptable to all parties.

Failure to Satisfy Nasdaq Listing Rules

      Effective in August, 1991, the SEC approved the adoption by the NASDAQ Stock Market of new maintenance standards for companies whose securities are traded on NASDAQ. Under these new standards, among other things, a corporation must have $4 million in total assets and $2 million in capital and surplus and a minimum bid price of $3.00 per share in order to be eligible for a Nasdaq listing. At December 31, 1997, the Company had total assets of approximately $266,345 and stockholders' equity of $105,856. Without increases in assets and capital surplus, the Company may not be able to be eligible to have its securities traded on NASDAQ. Moreover, recent regulations issued by NASDAQ have increased the thresholds that have to be met in order for a security to be traded initially on the NASDAQ Small Cap and National Markets, which may adversely the Company's ability to have its common stock traded on the NASDAQ Small Cap or National Markets. Furthermore, the Company could experience difficulties in commencing the trading of its securities on NASDAQ. If the Company is unable to have its securities traded on NASDAQ, its securities will continue to be eligible for trading on the NASDAQ bulletin board, although the market for shares of the Company's Common Stock may be reduced and, hence, the liquidity of the shares of Common Stock and/or the Warrants may be reduced.

Restrictions on Transfer

      Pursuant to the Stockholders Agreement, the then current five principal holders of the Company's Common Stock, Messrs. Gallagher, Hayman, Hayman, and Ryan and the Seitz Family Limited Partnership agreed not to sell the shares of Common Stock owned by them for a period of 24 months following the date of the final closing of the Offering (i.e., until December 31, 1997), except they each have the right to pledge a portion of their shares and to make transfers within their family or to certain family-controlled entities. In addition, Eyre and the Parry-Beaumont Trust also agreed not to sell, pursuant to the Stockholders Agreements, the 600,000 and 400,000 shares of the Company's Common Stock owned by them (after implementation of the Initial Restructuring Agreement) for a period of 24 months from the date of the final closing of the Offering (i.e., until December 31, 1997), except that they each have the right to sell 150,000 shares to non-United States persons (as defined under the Act) (all of which numbers have been computed after the Reverse Split). Moreover, each purchaser of Convertible Notes pursuant to the Offering also agreed not to sell the Common Stock issuable upon the conversion of the Convertible Notes or upon the exercise of the Warrants issued pursuant to such conversion for a period of 24 months from the date of the final closing of the Offering (i.e., until December 31,

1997). Upon the expiration of such restrictions, which occurred, up to 367,048 shares of Common Stock held by the five major existing shareholders, 600,000 shares of Common Stock held by the purchasers of the Convertible Notes (assuming all the Warrants issued upon the prior automatic conversion thereof are exercised in full) and 1,000,000 shares issued to Eyre and the Parry-Beaumont Trust or a total of 1,967,048 (all computed after the Reverse Split), may potentially be available for sale under Rule 144, subject in some cases to a certain volume limitation. No prediction can be made as to the effect, if any, that future sales of Common Stock or the availability of such shares for sale will have on the market price of the Common Stock or the Warrants prevailing from time to time. Sales of substantial shares of the Common Stock or the Warrants, or the perception that such sales might occur, could adversely affect the prevailing market price of the Common Stock or the Warrants.

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

Control of the Company

      Drury J. Gallagher, the Chairman and Chief Executive Officer, and Robert
A. Garrison, the President and Chief Operating Officer, currently own 1,108,451 and 1,000,000 shares, respectively, or a total of 2,108,451 shares of the Company's Common Stock issued and outstanding as of December 31, 1997. In addition, Eyre and the Parry-Beaumont Trust own 600,000 and 400,000 shares of Common Stock, respectively, as of such date. If Messrs. Gallagher and Garrison act in concert they only control 49% of the issued and outstanding Common Stock of the Company. However, if they act in concert together with the owner or owners holding slightly more than 1% in total of the Company's Common Stock issued and outstanding, they will be able to effectively determine the vote on any matter being voted on by the Company's stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company. In such case, such group would own more than 2,174,057 of the 4,348,114 shares of Common Stock outstanding as of December 31, 1997, or more than 50% of the issued and outstanding shares of the Company's Common Stock. The same result wold follow if Messrs. Gallagher and Garrison acted in concert with Eyre and the Parry-Beaumont Trust.


Disagreement Among Significant Shareholders - Litigation

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

    In January, 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust and Kevin Parry, individually, in the United States District Court for the Southern District of New York, bearing Docket No. 98 Civ. 0009, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

    The defendants denied such claims and asserted counterclaims against the Company seeking damages in an underdetermined amount against the Company and seeking a declaratory judgment voiding the Second Restructuring Agreement (as defined herein in Section 12(A)). In addition, Eyre and the Parry-Beaumont Trust brought a third-party complaint against Drury J. Gallagher and Robert A., Garrison, individually, seeking, among other things, damages in excess of

$75,000 and directing Mr. and Mrs. Garrison to return the 2,000,000 shares of the Company's Common Stock issued to them by the Company in January, 1997.

      The Company believes that the Company properly issued the shares of its Common Stock to Messrs. Gallagher and Garrison in exchange for valuable consideration and that the claim of invalidity of such action has no merit. Furthermore, the Company believes that the Second Restructuring Agreement is valid, that Eyre and the Parry-Beaumont Trust waived their rights covered thereby and that any claim of invalidity with respect thereto has no merit. The Company intends to prosecute such litigation to completion. However, there can be no assurance as to the outcome of the above litigation between the parties.

Political, Economic and Other Factors

      (a) General.

      The value of the Company's assets may be adversely affected by political, economic, social factors and changes in law or regulations of Armenia or other nearby countries and the status of foreign relations of those countries. Developments in the respective regions of operations may also affect the value of the Company's assets. Despite privatization programs that have been implemented in Armenia, the Government of Armenia has exercised and continues to exercise significant influence over many aspects of the local economy, and the number of public sector enterprises in that country is substantial.
Governments and their economic policies may have an unpredictable impact on the economies of these countries and the mining projects proposed to be undertaken there. Future actions by the Government of Armenia could have a significant effect on the market conditions, the mining projects proposed to be undertaken by the Company and the local economies.

      The economy of Armenia was tightly controlled by a Communist government and composed almost exclusively of state-owned enterprises until 1991. Since then, the Government of Armenia implemented economic structural reform programs with the objective of liberalizing their exchange and trade policies, privatizing state-owned companies, controlling inflation, promoting sound monetary and fiscal policy, reforming the financial sector, and placing greater reliance on market mechanisms to direct economic activity. A significant component of the program is the promotion of foreign investment in key areas of the economy and the further development of the private sector. There can be no assurance that the economic reforms will persist, and any reversal thereof by the current or any future Government of Armenia could adversely affect the Company's proposed mining projects there.

      Adverse developments in one major sector of the economy of Armenia could adversely affect the economy as a whole. In addition, the Armenian economy generally is dependent upon international trade and have been and may continue to be adversely affected by trade barriers and other protectionist measures, exchange controls and relative currency values. These economies may also be adversely affected by economic or political developments in or controversies with neighboring countries and major trading partners. The economy of Armenia is heavily dependent on Russia and other neighboring members of the Commonwealth of Independent States. Political or economic difficulties in these states continue to result in difficulties in Armenia, which adversely affect the economic stability of that country and, consequently, the Company's proposed mining projects there.

      (b) Political Instability, Civil Unrest, Expropriation and
          Inconvertibility of Currency

      At present, Armenia and Georgia are experiencing civil unrest in regions, which could adversely affect the mining projects proposed to be undertaken by the Company in Armenia. The continuing armed conflicts in the regions may hinder, delay or make commercially impractical or impossible the development and production of mining in those countries. Conflicts in the region exist, particularly over the disputed territory of Nagorno-Karabakh for more than eight years, over Abkhazia in Georgia more than three years, and over Chechnya more than two years, and have occasionally resulted in attacks on and damage to transportation corridors and gas and oil pipelines. Due to the significant risks surrounding the volatile political situation and the shipment of goods to both countries, investors bear the risk of project delays, including the commencement of the further development of potential commercial operations.

      In addition, there can be no assurance that Armenia will not adopt policies adversely affecting the Company's proposed mining projects.
Lastly, there can be no assurance that the Company's proposed investments would not be expropriated, nationalized or otherwise confiscated or that the currency of Armenia would not become inconvertible or that unanticipated taxes or other export duties would not be imposed, such as those investors experienced by foreign-owned oil and gas projects in Russia.

      (c) Exchange Controls; Export Restrictions

      The ability of the Company to repatriate investment income, capital and proceeds of sales realized from gold concentrates or from its investments in Armenia is subject to regulation by government authorities of that country. There can be no assurance that the Armenian Government will not, whether for purposes of managing their respective balance of payments or for other reasons, impose additional restrictions in the future on foreign capital remittances abroad or otherwise modify the exchange control regime applicable to foreign investors in such a way that may adversely affect the ability of the Company to repatriate its income and capital or to sell and/or refine the mined materials outside of that country. The Company could be adversely affected by delays in obtaining or the failure to obtain any required government or central bank approval for repatriation of capital, or proceeds from the sale of concentrates, as well as by the application to the Company of any restrictions on investments.

      (d) Financial Information and Standards; Regulatory Matters

            Disclosure and regulatory standards in Armenia are substantially less stringent than United States standards. Issuers there are subject to accounting, auditing and financial standards and requirements that differ significantly from those applicable to United States issuers. Moreover, by virtue of significant differences between the accounting practice in those countries and those in the United States, the assets and profits appearing on a company's financial statements in such countries may not reflect their financial position or results of operations in the way they would be reflected had such financial statements been prepared in accordance with United States generally accepted accounting principles. Accordingly, the Company may experience delay and significant costs in having financial statements prepared covering its proposed operations in these countries.

      (e) Governmental Concessions, Licenses and Permits Not Yet Received

      While the Government of Armenia has granted various approvals and licenses, and issued a decree, with respect to the Tailings Project, such Government has not yet taken such action with respect to the Zod, Meghradzor and exploration projects contemplated to be undertaken by the Company. Moreover, the Armenian Government, the Company and First Dynasty have reached an impasse with respect to the implementation of the Amended Armenian Joint Venture Agreement, and there can be no assurance that such impasse will be resolved, or, if so, on terms acceptable to First Dynasty and the Company. The Company cannot assure that the Government of Armenia will grant various approvals, licenses, permits or concessions on a timely basis, and failure of the Government of Armenia to do so could materially and adversely affect the Company's investments. Moreover, the operations in such country may encounter other regulatory problems that could materially and adversely affect the Company's operations there.

Withholding and Other Taxes

      The Company's proposed mining operations in Armenia are subject to the income taxes of those countries. Upon the repatriation of earnings from such operations, if any, such income is subject to United States income tax. In addition, dividends distributions of earnings from those countries may also be subject to withholding taxes. The imposition of such taxes and the rates imposed are subject to change. The income tax treaty with Russia may potentially reduce the possible risks of double taxation in each of those countries and the United States. Armenia is currently negotiating a separate income tax treaty with the United States. While foreign income taxes paid or incurred by the Company may be eligible for credit or deduction against the Company's United States income tax, such benefits are subject to certain limitations and restrictions. Although the

Company expects that such foreign income taxes will be available for credit for United States income tax purposes, there can be no assurance of such result.

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

ITEM 3. LEGAL PROCEEDINGS

    In January, 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust and Kevin Parry, individually, in the United States District Court for the Southern District of New York, bearing Docket No. 98 Civ. 0009, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

    The defendants denied such claims and asserted counterclaims against the Company seeking damages in an underdetermined amount against the Company and seeking a declaratory judgment voiding the Second Restructuring Agreement (as defined herein in Section 12(A)). In addition, Eyre and the Parry-Beaumont Trust brought a third-party complaint against Drury J. Gallagher and Robert A., Garrison, individually, seeking, among other things, damages in excess of $75,000 and directing Mr. and Mrs. Garrison to return the 2,000,000 shares of the Company's Common Stock issued to them by the Company in January, 1997.

    The respective parties have served notices to take the deposition of the other parties in the action and made requests for the production of documents. A meeting is scheduled with the District Court on April 21, 1998 to discuss a scheduling order.

    The Company intends to prosecute the litigation to completion and believes that the defendants' claims asserted against the Company and Messrs. Gallagher and Garrison are without merit, although there can be no assurance as to the outcome thereof.

      The Company has also received requests from Panquest Lte. and from Eyre relating to amounts alleged to be due to Panquest Lte. relating to the Company's acquisition of rights from Eyre relating to the Armenian and Georgian projects. No evidence has yet been supplied to the Company in this regard.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The holders of a majority of the issued and outstanding Common Stock of the Company approved the Company's entry into the financing agreement with First Dynasty in January, 1997.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTER

      (a) The Company's Common Stock is not publicly traded on any market.

      (b) As of December 31, 1997, there were approximately 1,100 holders of record of the Company's Common Stock.

      (c) The Company did not pay or declare any cash dividends on its Common Stock during its last two fiscal years ended December 31, 1996 and December 31, 1997.

      (d) As of December 31, 1997, the Company was not prohibited from paying any dividends on its Common Stock.

      (e) The Company's transfer agent is American Registrar and Transfer Company, with offices at 10 Exchange Place, Salt Lake City, Utah 84111.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      As at December 31, 1997, the Company's had net assets of $266,345, of which $66,344 consisted of cash or cash equivalents, and had current liabilities of $160,489. Thus, the Company's current liabilities exceeded its current liabilities as of such date.

      The Company's plan of operation for calendar year 1998 is:

            (a) To continue the mining of gold pursuant to the Tailings Project;

            (b) To conclude the transfer of the right to mine production and process gold at the Zod and Meghradzor mines in Armenia in accordance with the terms of the Amended Armenian Joint Venture Agreement; and

            (c) To attempt to collect payments of accrued interest and principal the $300,000 convertible note issued by Jet-Line to the Company.

      As of December 31, 1997, the Company had liquid assets consisting of cash of approximately $66,344. With respect to the Company's mining projects in Armenia, the Company initially contemplated that First Dynasty would provide or arrange for all of the financing needed in connection with the continued operation of the Tailings Project and such additional financing as is needed in connection with the development of the Zod and Meghradzor mines. However, there can be no assurance that First Dynasty will carry out such financial support by virtue of the Armenian Government's failure to abide by the terms of the Amended Armenian Joint Venture Agreement and to pass a parliamentary degree approving the transfer of the rights to the Zod and Meghradzor mines to the joint venture companies. If First Dynasty does not finance such operations, there can be no assurance that the Company will be able to find alternative financing for such operation and development, or, if available, on terms and conditions acceptable to the Company.

         In addition, the Company needs financing to meet its anticipated monthly administrative expenses of $5,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. Prior to the commencement of the litigation described in Item 3 hereof, the Company anticipated that it might additional financing in 1998 from several sources to cover the latter types of costs (and for general corporate purposes) and its contemplated financing sources were and are as follows:

                  (i) Pursuant to the Offering of $500,000 principal amount of the Convertible Notes of the Company, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock at an exercise price of $0.50 per share. By virtue of the Reverse Split, the Warrants were converted into Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5 per share. On January 23, 1997, the Company amended the Warrants to reduce the exercise price to $1 per share and to extend the expiration date until December 31, 1997. Again, on December 1, 1997, the Company again amended the Warrants to reduce the exercise price to $0.125 per share and to extend the expiration date until December 31, 1998. If the Warrants were exercised in full, the Company would receive $50,000 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus does not anticipate that any amount thereof will be exercised, although there can be no assurance of such result.

              (ii) The Company had anticipated receiving some payments of the principal or on the Jet-Line Note, but the Company now believes it will not receive any recovery from Jet-Line based on the existing circumstances described in Item 1(D) above, or merely a negligible amount, if any.

    Except as described below, in the event that no contemplated financing is consummated from the above sources, the Company does not have sufficient financial resources to meet its obligations as of April 30, 1998.

    Accordingly, based on the Company's needs for additional financing of its operations, Messrs. Gallagher and Garrison agreed to continue to advance funds to the Company for such purpose through July 31, 1998 if they were paid in full by such date or earlier out of the $200,000 amount receivable from First Dynasty due on June 30, 1998 and provided that the Company also agreed not to encumber such receivable in any way, which the Company agreed to do.

      The Company does not intend to engage in any project research and development during 1998 and does not expect to purchase or sell any plant or significant equipment, except as contemplated in connection with the Tailings Project and as additionally provided in the Amended Armenian Joint Venture Agreement.

      The Company does not expect to hire any additional full-time employees in 1998.

ITEM 7. FINANCIAL STATEMENTS

      The audited financial statements, notes thereto and reports of independent certified public accountants thereon for the fiscal years of the Company ended December 31, 1997 and December 31, 1996 (by Marks Shron & Company, LLP) are attached hereto as part of, and at the end of, this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The directors and executive officers of the Company are as follows:

   Name                          Age         Officer
   ----                          ---         -------

   Drury J. Gallagher            59          Chairman, Chief Executive Officer,
                                             Treasurer and Director

   Robert A. Garrison            57          President, Chief Operating Officer,
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

      Mr. Gallagher has served as a director since 1981 and as Chairman, President and Treasurer of the Company from 1982 until February 1, 1997 and as Chairman, Chief Executive Officer and Treasurer since that date. Mr. Gallagher is the general partner, owner and operator of 20 nursing homes in Pennsylvania, and has served as Executive Vice President and Treasurer of Penn-Med Consultants, Inc., which is engaged in the business of providing long-term health care management, since 1992. From 1986 to 1991, he served as Vice President of Pennsylvania Health and Nursing Care Corporation. He also served as a member of the Board of Directors of Power Spectra, Inc., a public company specializing in commercial and defense electronics from April, 1990 through July, 1996.

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

ITEM 10. EXECUTIVE COMPENSATION

      (a) The summary compensation table below indicates the cash or accrued compensation by the Company as well as other compensation paid or accrued to the Chairman and Chief Executive Officer (the Company's chief executive officer) and the next highest compensated executive officer at December 31, 1997 for services rendered in all capacities during calendar years 1997, 1996 and 1995:

                           SUMMARY COMPENSATION TABLE


         Annual Compensation                                      Long Term Compensation Awards
----------------------------------------------------- -----------------------------------------------------------------
Name and                                              Other Annual  Restricted      Underlying       LTIP    All Other
Principal Position        Year     Salary      Bonus  Compensation  Stock Awards  Options/SARs(#)   Payout Compensation
------------------        ----     ------      -----  ------------  ------------  --------------    ------- -----------
Drury J. Gallagher,      1997   $125,000(1)    -0-      -0-(2)         -0-             -0-           -0-       -0-
Chairman, Chief          1996   $100,000(1)    -0-      -0-(2)         -0-        250,000 shares     -0-       -0-
Executive Officer        1995   $ 50,000(1)    -0-      -0-(2)         -0-      1,500,000/500,000
and Treasurer                                                                    shares    units
(the Company's Chief
Executive Officer)

Robert A. Garrison,      1997   $ 13,333(1)    -0-      -0-(2)         -0-             -0-           -0-       -0-
President, Chief         1996   $100,000(1)    -0-      -0-(2)         -0-        250,000 shares     -0-       -0-
Operating Officer        1995   $ 50,000(1)    -0-      -0-(2)         -0-        500,000/500,000    -0-
and Secretary                                                                    shares    units


----------

      (1) Under the Company's employment agreements with Mr. Gallagher dated as of July 1, 1995, and with Mr. Garrison dated as of July 1, 1995 (as amended as of April 12, 1996), such officers were to be paid an annual salary of $100,000, in equal monthly installments, commencing as of July 1, 1995. However, since the Company was unable to pay any of such salaries in 1995 and 1996, all such amounts accrued, which totalled $150,000 per person, or an aggregate of $300,000 as of December 31, 1996. Initially, the Company and the officers orally agreed in July, 1995 to postpone the payment of such accrued salaries and any additional amounts due under the employment agreements until the Company received additional funding of at least $2,000,000. As reflected in Item 12(A) hereof, the Company cancelled $100,000 of such accrued compensation and all of the stock options and stock appreciation rights of each officer as of January 3, 1997, in exchange for 1,000,000 shares of the Company's Common Stock which were transferred to each of them. In addition, Mr. Gallagher's compensation for 1997, totalling $125,000, accrued in full, as was Mr. Garrison's compensation of $13,333. All compensation numbers reflect the compensation payable for the period from July 1, 1995 to December 31, 1997.

      Mr. Gallagher entered into a three-year employment agreement with the Company as of July 1, 1995. Under such agreement, Mr. Gallagher agreed to spend up to one-half of his business time as President and be in charge of the Company's day-to-day operations at an annual salary of $100,000. The agreement also provided for the reimbursement of expenses incurred by him in the performance of his duties. Such agreement was amended and restated as of July 1, 1997 to increase Mr. Gallagher's base compensation to $150,000 as of such date and to extend the term thereof until June 30, 2000.

      The Company entered into a three-year employment agreement with Mr. Garrison dated as July 1, 1995 under which he was to receive a salary from the Company totalling $85,000 and be entitled to the stock options and stock appreciation rights as described in Item 12(A). Under the agreement, Mr. Garrison agreed to spend up to one-half of his business time as Vice President and be in charge of the Company's day-to-day mining and Project financing operations. The agreement also provided for the reimbursement of expenses incurred by him in connection with the performance of his duties thereunder.

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

    Mr. Garrison's employment agreement with the Company, as amended, terminated as of January 31, 1997 when he became entitled to receive consulting fees from First Dynasty for services rendered on behalf of the Company pursuant to the consulting agreement dated as of May 13, 1997.

      (2) Perquisites and other personal benefits paid or accrued to each of the above-named officers were less than 10% of the total of their respective annual salaries in 1997, and the same was true in 1995 in the case of Mr. Gallagher. Mr. Garrison first joined the Company as of July 1, 1995.

      (b)   Stock Options and Awards

      The Company has no options or awards outstanding under the 1995 Stock Option Plan, and the Company made no grants or awards thereunder during the year ended December 31, 1997.(1)

      (c) 1995 Stock Option Plan

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

      The Stock Option Plan will be administered by the Company's Board of Directors unless and until the Board of Directors shall appoint the members of the Stock Option Committee (the "Committee") who may also be the members of the Compensation Committee. The composition of such Committee at present does not satisfy the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended, and the regulations promulgated thereunder. During the 10- year period ending in 2005, the Committee will have authority, subject to the terms of the Stock Option Plan, to determine when and to whom to make grants under the plan, the number of shares to be covered by the grants, the types and terms of options and stock appreciation rights ("SARs") to be granted and the exercise prices of options and SARs, to interpret and implement the Plan, and to prescribe, amend and rescind rules and regulations relating to the Stock Option Plan. The Committee's determinations under the Stock Option Plan need not be uniform and may be made by it selectively among persons who receive, or are eligible to receive, awards under the Stock Option Plan (whether or not such persons are similarly situated).

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

-------
    (1) As stated under Item 12(A) hereof, all stock options held by Messrs. Gallagher and Garrison were cancelled as of January 3, 1997.


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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      (a) Set forth below is information as of December 31, 1997 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's Common Stock:


                  Name and Address of            Number of
Title of Class    Beneficial Owner               Shares(1)     Percent of Class
                                                 Common
                                                 ------
Common Stock     Drury J. Gallagher             1,132,451(2)           26.0
                 c/o Global Gold Corporation
                 438 West 37th Street
                 New York, NY  10018

Common Stock     Robert A. Garrison             1,000,000(3)           23.0
                 44 Lords Highway East
                 Weston, Connecticut  06883

Common Stock     Eyre Resource N.L.               600,000(4)           13.8
                 Crest House - Suite 5
                 7 Havelock Street
                 West Perth WA 6005
                 Australia

Common Stock     Jeffrey Beaumont, Trustee
                 of the Parry-Beaumont Trust      400,000(4)            9.2
                 18, Pioneer Sector 1
                 Jurong, Singapore 2262

----------

      (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1997. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1997 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

      (2) This amount includes 24,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher pursuant to the Offering. See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Gallagher. The validity of such acquisition is being contested by Eyre and the Parry-Beaumont Trust in the lawsuit described in Item 3 hereof.

      Mr. Gallagher disclaims any beneficial interest in the 20,000 shares of the Company's Common Stock and 40,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Francis L. Gallagher, Jr. (Mr. Gallagher's brother), as trustee of the Drury J. Gallagher Trust F/B/O Children dated March 1, 1985.

    (3) See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Garrison. The validity of such acquisition is being contested by Eyre and the Parry-Beaumont Trust in the lawsuit described in Item 3 hereof.

    (4) The shares owned by each of Eyre and the Parry-Beaumont reflects the surrender of 6,000,000 and 4,000,000 shares of the Company's Common Stock, respectively (prior to the 1 for 10 reverse split of such common stock effective as of December 31, 1996), and the surrender of Acquisition

Warrants to purchase 3,600,000 (prior to the Reverse Split) and 2,400,000 (prior to the Reverse Split) shares of Common Stock, respectively, as well as the surrender by Autosport of its options to purchase 2,000,000 shares of the Company's Common Stock (prior to the Reverse Split), all pursuant to the Initial Restructuring Agreement. Under the Second Restructuring Agreement, Eyre and the Parry-Beaumont surrendered their Acquisition Warrants to acquire 2,400,000 (prior to the Reverse Split) and 1,600,000 shares (prior to the Reverse Split) of the Company's Common Stock, respectively. The validity of such surrender of Acquisition Warrants, among other things, is being contested by Eyre and the Parry-Beaumont Trust in the lawsuit described in Item 3 hereof.

      (b) Set forth below is information as of December 31, 1997 pertaining to ownership of the Company's Common Stock by all directors and executive officers of the Company:

                  Name and Address of            Number of
Title of Class    Beneficial Owner               Shares(1)      Percent of Class

Common            Drury J. Gallagher             1,132,451(2)          26.0(2)
                  c/o Global Gold Corporation
                  438 West 37th Street
                  New York, New York  10018

Common            Robert A. Garrison             1,000,000(3)          23.0(3)
                  44 Lords Highway East
                  Weston, Connecticut  06883      ---------            ------
                                    Total        2,132,451             49.0

      (c) As of December 31, 1996, except as described in Item 12 hereof, there were no arrangements in effect which may result in a change of control of the Company, after taking into account the effects of the Restructuring Agreements discussed above.

----------
      (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1997. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1996 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

      (2) This amount includes 24,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher pursuant to the Offering. See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Gallagher. The validity of such acquisition is being contested by Eyre and the Parry-Beaumont Trust in the lawsuit described in Item 3 hereof.

      Mr. Gallagher disclaims any beneficial interest in the 20,000 shares of the Company's Common Stock and 40,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Francis L. Gallagher, Jr. (Mr. Gallagher's brother) as trustee of the Drury J. Gallagher Trust F/B/O Children dated March 1, 1985.

      (3) See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Garrison. The validity of such acquisition is being contested by Eyre and the Parry-Beaumont Trust in the lawsuit described in Item 3 hereof.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Transactions with Officers

      As described in Item 1(D)4(c) hereof, the Company made a loan of $25,000 to Envirotherm Heating and Cooling Systems, Inc. on October 17, 1994. Mr. Gallagher owned 4% of the common stock of Envirotherm, which he received for consulting services rendered by him subsequent to and independent of the loan transaction described above. The Company treated such loan as worthless as of December 31, 1996.

      As described in Item 6 hereof in the Form 10-KSB filed by the Company for the period ended January, 1998, Mr. Gallagher agreed to advance funds to the Company to cover its administrative expenses and legal and accounting expenses through June 30, 1997, if he was paid in full by such date or earlier out of the proceeds of any financing received by the Company in excess of $500,000 and provided that the Company also secured his loan with the Jet-Line Note, which the Company agreed to do.

    Pursuant to such agreement, Mr. Gallagher loaned $192,000 to the Company, which loan was evidenced by a new consolidated note which the Company issued to him as of such date and cancelled the earlier consolidated note dated November 12, 1996. The Company discharged its loan Mr. Gallagher in full on May 19, 1997 by paying him such amount plus interest thereon of $14,058.49 on such date.

      On January 3, 1997, the Board of Directors of the Company approved the transfer of 1,000,000 shares of its Common Stock (computed after the Reverse Split) to each of Messrs. Gallagher and Garrison in exchange for, (a) in Mr. Gallagher's case, the cancellation of $100,000 of accrued salary, and the cancellations of his options to acquire 175,000 shares of the Common Stock of the Company (computed after the Reverse Split) and the cancellation of his stock appreciation rights (the "SARs") which, under certain circumstances, could have resulted in the issuance to him of up to 37,500 shares of the Company's Common Stock (computed after the Reverse Split)1 and (b)

----------

     (1) The Board of Directors granted each of Messrs. Gallagher and Garrison a SAR for 500,000 units of the Company's Common Stock, with the base price thereof of $0.20 per share (the "Base Price") on the date of grant, July 21, 1995 (based on the Board's determination of the fair market value of the Company's Common Stock on that date). If the value of the units increases over the Base Price during the period of six years after the grant, and if the market capitalization of the Company (determined by multiplying the number of shares of Common Stock outstanding over the mean of the publicly-traded fair market value of the Common Stock in the over-the-counter market, Nasdaq or elsewhere) exceeds the formula price as set forth below for a consecutive period of three months, the holder of the SAR shall be entitled to be paid such excess by the Company in cash, or shares of Common Stock, or a combination thereof, in one or more annual installments over a period not in excess of three years, as the Board of Directors determines in its sole discretion, but such payment shall cause the holder of the SAR to forfeit options to purchase 12,500 shares of the Company's Common Stock under the option described in (1)(iii) and (2)(ii) above.
The formula price is set forth below:

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

Thus, each holder became potentially entitled to receive a maximum of 375,000 shares of the Company's Common Stock payable under the SARs awarded to him (computed prior to the Reverse Split).


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

      Since July, 1995, Messrs. Gallagher and Garrison had deferred the payment of their salaries due them under their employment agreements and continued such deferral from July 1, 1996 through December 31, 1996. Since July, 1996, they undertook to keep the Company alive financially, by Mr. Gallagher's further advances to the Company of $192,000, by Mr. Garrison's payment of his own travel and travel-related expenses totally over $50,000, by their undertaking joint and several guarantees of $500,000 to London and International Mercantile Limited, a financial institution organized under the laws of England and Wales, and their constant fund-raising activities including frequent trips to London, Toronto, Vancouver and various places in the United States for such purpose. Without such efforts, the Company's activities would have ceased in substantially all respects. No financial assistance of this type, or any guaranty, was provided by Eyre or its officers, directors or shareholders or by the Parry-Beaumont Trust (except for $100), despite the Company's written requests to them for such assistance. Furthermore, when the holders of the Warrants acquired in the Offering were asked to exercise them at the reduced exercise price of $0.25 per share during the 30-day period ended December 15, 1996, none of the holders exercised them (except for one holder, Mr. Ian Darragh, an Eyre director, who purchased 400 shares for a total of $100, computed prior to the Reverse Split).

      As a result of such transfers of Common Stock to Messrs. Gallagher and Garrison, Mr. Gallagher increased his beneficial ownership of Common Stock to 26.4% and Mr. Garrison became the beneficial owner of 23.8% of the Common Stock, at such time and, taken together as a group, they now own 49% of the issued and outstanding shares of the Company's Common Stock (excluding the Warrants owned by Mr. Gallagher). Consequently, if Messrs. Gallagher and Garrison act in concert, they, together with any one or more stockholders owning in total slightly more than 1% of the shares of the Company's Common Stock issued and outstanding, will be able to effectively determine the vote on any matter voted by the Company's stockholders, including the election of directors and any merger, sale of assets or other significant corporate action.


(B) Relationship with Eyre Resources N.L. and the Parry-Beaumont Trust

      (1) Asset Purchase Agreement with Eyre Resources N.L.

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

      4. Pursuant to the Agreement, Eyre, the Parry-Beaumont Trust and the then current five principal stockholders of the Company (Messrs. Gallagher, John J. Hayman, Francis A. Hayman, Jr., George L. Ryan and the Seitz Family Limited Partnership) entered into a stockholders agreement (the "Stockholders Agreement") at the Closing providing for, among other things, the following:

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

            5. (a) The Stockholders Agreement was changed to eliminate the control thereof by Eyre and the Parry-Beaumont Trust. As a result, the Company five-person Board of Directors was to consist of (a) Drury J. Gallagher, (b) Robert A. Garrison, (c) Jaap Poll, (d) Stephen Parry and (e) a fifth member selected by Mr. Gallagher. The amendment to the Stockholders Agreement further provided that (i) in the event of the death of Robert A. Garrison, Drury J. Gallagher would designate his designee or (ii) in the case of an enlargement of the Board, Mr. Gallagher would have the right to designate additional persons to constitute 60% of the members of the Board, provided that such designee has demonstrable experience and expertise in the extractive or financial industry or in a region in which the Company or a subsidiary intends to operate or is operating.

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

            7. In connection with the Agreement and the Initial Restructuring Agreement, Global Gold Armenia Limited and Global Gold Georgia Limited issued promissory notes dated as of December 1, 1995 to the Company in the amounts of $802,740(1) and $47,260, respectively, which bear interest at the rate of 6.36% per annum and mature on November 30, 1998, for the purchase of the Company's Common Stock issued to Eyre and the Parry-Beaumont Trust pursuant to such Agreements.

            (b) Second Restructuring Agreement

------------

(1) In connection with the FDM Agreement, the Company contributed this note to the capital of Global Gold Armenia Limited.

      Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in the Fall of 1996 requested that the Company undertake a reverse split of its Common Stock to decrease the number of shares outstanding and to reduce the equity stake of certain shareholders who received shares pursuant to the Agreement essentially in their capacity as finders in order to facilitate possible future financings. In response thereto, by letter dated December 4, 1996, Eyre and the Parry-Beaumont Trust (i) surrendered their Acquisition Warrants to purchase 2,400,000 and 1,600,000 shares of the Company's Common Stock (a total of 4,000,000 shares) (prior to the Reverse Split), (ii) surrendered their right to designate two members of the Board of Directors of the Company and, in addition, Eyre agreed, (iii) to waive its overriding royalties in the Armenian mining projects and (iv) to waive the approximately $146,000 due it under the promissory notes received at the Closing (the "Second Restructuring Agreement"). While Eyre had 2% overriding royalty on the Armenian mining projects (other than the Tailings Project), the Second Restructuring Agreement referred to the waiver of a overriding royalty of 1.5% on the Armenian mining projects in reliance on Eyre's earlier agreement to reduce such royalty to 1.5% by virtue of its failure to secure financing from a designated mining company in November, 1996. Accordingly, the Company believes that all overriding royalties on the Armenian mining projects have been validly waived.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

      1. The following documents are filed as part of this report: Financial Statements of the Company, including reports of independent certified public accountants, Balance Sheets, Statements of Income, Statements of Stockholders Equity, Statements of Cash Flow and Notes to Financial Statements: as at and for the periods ended December 31, 1997 and December 31, 1996.

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


Dated: April 13, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                             Title                       Date
        ----                             -----                       ----


   /s/ Drury J. Gallagher   Chairman, Chief Executive Officer,    April 13, 1998
   ----------------------   Treasurer and Director (Principal
       Drury J. Gallagher   Executive and Financial Officer)


   /s/ Robert A. Garrison    President, Chief Operating
   ----------------------   Officer, Secretary and Director       April 13, 1998
       Robert A. Garrison

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 1997

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                              Financial Statements

                                December 31, 1997

Exhibit                                                                                              Page
-------                                                                                              -----
                  Independent Auditors' Report                                                          1

     A            Balance Sheet - as of December 31, 1997                                               2


     B            Statement of Income and (Loss) - for the years                                        3
                  ended December 31, 1997 and 1996, and the
                  development stage period January 1, 1995
                  through December 31, 1997


     C            Statement of Changes in Stockholders' Equity - for the                             4a/4b
                  years ended December 31, 1997 and 1996, and the development stage period January 1, 1995 through December 31, 1997

     D            Statement of Cash Flow - for the years ended                                          5
                  December 31, 1997 and 1996, and the
                  development stage period January 1, 1995
                  through December 31, 1997


                  Notes to Financial Statements                                                      6-19


Marks Shron
& Company, L.L.P.
Certified Public Accountants


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Global Gold Corporation:

We have audited the accompanying balance sheet of Global Gold Corporation (a development stage company) as of December 31, 1997, and the related statements of income and (loss), stockholders' equity, and cash flow for the two years ended December 31, 1997, and the development stage period January 1, 1995 through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of the Armenian Gold Recovery Company, the investment in which is reflected in the accompanying financial statements using the equity method of accounting. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in Note 19 to the financial statements for the Armenian Gold Recovery Company is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Global Gold Corporation as of December 31, 1997, and the results of its operations and its cash flow for the two years ended December 31, 1997 and the development stage period January 1, 1995 through December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, management must secure significant additional investor and/or lender financing and ultimately must commence profitable operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


MARKS SHRON & COMPANY, LLP
Great Neck, New York
March 26, 1998

Exhibit A

                                                GLOBAL GOLD CORPORATION
                                             (A Development Stage Company)
                                                     Balance Sheet
                                                   December 31, 1997


CURRENT ASSETS
     Cash                                                                                   $ 13,067.
     Money Market Investment                                                                  53,277.
                                                                                              -------

                                                                                              66,344.
                                                                                              -------

OTHER ASSETS

     Notes receivable - First Dynasty Mines                                                  200,000.
     Investment in Global Gold Armenia Limited                                                     1.
                                                                                              -------
                                                                                             200,001.
                                                                                              -------
TOTAL ASSETS                                                                               $ 266,345.
                                                                                           ==========

CURRENT LIABILITIES

     Officers' compensation payable                                                       $   60,734.
     Accounts payable and accrued expenses                                                    99,755.
                                                                                              -------
                                                                                             160,489.
                                                                                             --------
STOCKHOLDERS' EQUITY - Exhibit C

     Common stock $0.001 par, 100,000,000 shares authorized
         4,348,114 shares issued and outstanding 4,348.
     Paid-in capital - dormant period                                                       3,236,602.
     Paid-in capital - development stage                                                    1,493,223.
     Retained earnings - dormant period                                                    (2,907,648.)
     Retained earnings - development stage                                                 (1,720,669.)
                                                                                            ----------
                                                                                             105,856.
                                                                                             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 266,345.
                                                                                           ==========

See Independent Auditors' Report and Notes to the Financial Statements.

Exhibit B

                                                    GLOBAL GOLD CORPORATION
                                                   (A Development Stage Company)
                                                Statement of Income and (Loss)


                                                          For the               For the          January 1, 1995
                                                          Year Ended            Year Ended       (development stage
                                                          December 31,          December 31,     through
                                                          1997                  1996             December 31, 1997)


REVENUE                                                   $  - - - -           $  - - - -             $  - - - -
                                                             --------             --------              --------
EXPENSES

     Officers' compensation                                  138,334.             200,000.              438,334.
     Legal                                                   145,020.             282,316.              468,349.
     Accounting and auditing                                  30,100.              41,246.              100,948.
     Transfer agent and securities fees                        1,534.               2,381.               12,446.
     Proxy costs                                            - - - -              - - - -                 26,555.

     Rent                                                     36,000.              36,000.               72,000.
     Office expense                                           62,621.              16,963.               93,232.
     Travel                                                      193.              23,864.               43,142.
                                                             --------             --------              --------
OPERATING (LOSS)                                            (413,802.)           (602,770.)          (1,255,006.)

OTHER INCOME (EXPENSES)

     Interest and royalty income                               3,693.                 389.                4,562.
     Organization costs                                      - - - -               (3,200.)              (4,800.)
     Interest expense                                         (7,090.)             (6,968.)             (14,821.)
     Provision for bad debts                                (150,000.)            (55,000.)            (325,000.)
     Write-off investment in Georgia mining interests       (135,723.)             - - - -             (135,723.)
     Gain on sale of interest in Global Gold Armenia          12,875.              - - - -                12,875.
                                                             --------             --------              --------

(LOSS) BEFORE INCOME TAXES                                  (690,047.)           (667,549.)          (1,717,913.)

     Income taxes                                               (700.)             (1,028.)              (2,756.)
                                                             --------             --------              --------
NET (LOSS)                                                 $(690,747.)          $(668,577.)         $(1,720,669.)
                                                           ==========           ==========          ============


NET (LOSS) PER SHARE                                                  $(     .1589)              $(     .1538)
                                                                      =============              =============


See Independent Auditors' Report and Notes to the Financial statements.

Page 4a

Exhibit C

                                             GLOBAL GOLD CORPORATION
                                          (A Development Stage Company)
                                 Statements of Changes in Stockholders' Equity


                                                             Paid-in     Retained       Retained         Paid-in
                                   Issued and                Capital     Earnings       Earnings         Capital
                                   Outstanding   Common      (Dormant    (Dormant       (Development     (Development
                                   Shares        Stock       Period)     Period)        Stage)           Stage)           Total
                                  ------------------------------------------------------------------------------------------------
Stockholders' equity
    December 31, 1994              898,074.      $ 89,807.  $3,147,693.  $(2,907,648.)  $   -  -  -  -   $  -  -  -  -  $ 329,852.

Net Loss January 1 -
    December 31, 1995                                      -  -  -  -      -  -  -  -      (361,345.)                    (361,345.)

Adjustment re: restatement of
    par value                                     (88,909.)     88,909.    -  -  -  -       -  -  -  -     -  -  -  -   -  -  -  -

Eyre acquisition                 1,000,000.         1,000.                                                   849,000.     850,000.

Proceeds through private
    offering                       200,000.           200.  -  -  -  -     -  -  -  -       -  -  -  -       421,373.     421,573.

Stockholders' equity
    December 31, 1995            2,098,074.         2,098.   3,236,602.   (2,907,648.)     (361,345.)      1,270,373.   1,240,080.

Net Loss January 1 -
    December 31, 1996           -  -  -  -       - -  -  -    -  -  -  -    -  -  -  -     (668,577.)       -  -  -  -   (668,577.)

Warrants exercised                   40.         - -  -  -    -  -  -  -    -  -  -  -      -  -  -  -           100.         100.
                                -----------     ----------  -----------  -------------  -------------      -----------  ----------

Stockholders' Equity
    December 31, 1996            2,098,114.     $   2,098.  $3,236,602.  $(2,907,648.)  $(1,029,922.)      $1,270,473.  $ 571,603.
                                -----------     ----------  -----------  -------------  -------------      -----------  ----------
                                -----------     ----------  -----------  -------------  -------------      -----------  ----------



See Independent Auditors' Report and Notes to the Financial Statements.

Page 4b

Exhibit C

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity


                                                           Paid-in      Retained         Retained        Paid-in
                          Issued and                       Capital      Earnings         Earnings        Capital
                          Oustanding        Common         (Dormant     (Dormant         (Development    (Development
                          Shares            Stock          Period)      Period)          Stage)          Stage)          Total
                          --------------------------------------------------------------------------------------------------------
Stockholders' equity
    December 31, 1996     2,098,114.        $ 2,098.       $3,236,602.  $(2,907,648.)    $(1,029,922.)  $1,270,473.      571,603.

Net Loss January 1 -
    December 31, 1997     -  -  -  -        -  -  -  -      -  -  -  -    -  -  -  -        (690,747.)    -  -  -  -      (690,747.)

Issuance of Common Stock   2,250,000          2,250.        -  -  -  -    -  -  -  -                      -222,750.        225,000.
                           ---------        --------        ----------    ----------      -----------    -----------     ----------

Shareholders' Equity
    December 31, 1997     4,348,114.        $ 4,348.       $3,236,602.  $(2,907,648.)    $(1,720,669.)  $1,493,223.        $105,856.
                           ---------        --------        ----------    ----------      -----------    -----------     ----------
                           ---------        --------        ----------    ----------      -----------    -----------     ----------




In 1997 the Company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries. Also, 250,000 common shares were issued as a Finders Fee in connection with the First Dynasty financing.


See Independent Auditors' Report and Notes to the Financial Statements.

Page 5
Exhibit D

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flow

                                                          For the  For the
                                                          Year Ended                Year Ended              January 1, 1995
                                                          December 31,              December 31,            Through
                                                          1997                      1996                    December 31, 1997
                                                          ------------------        -------------           -----------------
CASH FLOW FROM DEVELOPMENT
STAGE ACTIVITIES:

     Net loss                                              $ (690,747.)              $ (668,577.)            $(1,720,669.)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Increase (decrease) in:

         Provision for bad debt                               150,000.                   55,000.                 325,000.
         Write-off of mining investment in Georgia            135,723.               -  -  -  -                  135,723.
         Organization costs                                 -  -  -  -                  (6,401.)                 (9,601.)
         Gain on sale of Armenia mining interests             (12,875.)              -  -  -  -                 (12,875.)
         Accounts payable, accrued expenses
                and miscellaneous                          (1,016,281.)                 984,105.                 256,938.
                                                           -----------                  --------                 --------
Net cash provided (used) by

      Development Stage Activities                         (1,434,180.)                 364,127.              (1,025,484.)
                                                           -----------                  --------              -----------

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining
         interests (net of Note Receivable)                  1,691,155.              -  -  -  -                 1,691,155.
     Investment in certain mining interests
         - net of financing                                 -  -  -  -               -  -  -  -                 (153,494.)
     Deferred costs - mining interests                      -  -  -  -                 (618,157.)               (878,858.)
                                                                                       ---------                ---------

Net cash (used) by Investing Activities                     1,691,155.                 (618,157.)                658,803.
                                                            ----------                 ---------                 --------

CASH FLOW FROM FINANCING ACTIVITIES

     Net proceeds from private placement offering            -  -  -  -               -  -  -  -                 421,573.
     Note payable - officer (net)                            (191,000.)                 191,000.               -  -  -  -
     Warrants exercised                                      -  -  -  -                     100.                     100.

Net cash (used) provided by Financing Activities             (191,000.)                 191,100.                 421,673.
                                                           -----------                 ---------                ---------
NET INCREASE (DECREASE) IN CASH                                65,975.                  (62,930.)                 54,992.

CASH - beginning                                                  369.                   63,299.                  11,352.
                                                           -----------                 ---------                ---------

CASH - end                                                   $ 66,344.                $     369.                $ 66,344.
                                                           ===========                ==========               ==========

SUPPLEMENTAL CASH FLOW INFORMATION

     Income taxes paid                                     $      700.                $     324.               $   1,348.
                                                           ===========                ==========               ==========


     Interest paid                                           $ 14,058.                 -  -  -  -               $ 14,821.
                                                           ===========                ==========               ==========


NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1995 the Company issued one million shares of common stock for certain mining interests, with an estimated value of $850,000 (Note 5). In 1997 the Company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries. Also, 250,000 common shares were issued as a Finders Fee in connection with the First Dynasty financing.

See Independent Auditors' Report and Notes to the Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                         Notes to Financial Statements
                                December 31, 1997

NOTE 1:    ORGANIZATION (AS A DEVELOPMENT STAGE COMPANY) AND ACCOUNTING POLICIES

                Global Gold Corporation (the "Company") was incorporated in the State of Delaware and, as further described hereafter, had no operating or development stage history from its inception until January 1, 1995. Accordingly, the Company has been dormant until 1995. During 1995 the Company changed its name from Triad Energy Corporation to Global Gold Corporation. An Australian corporation, Eyre Resources N.L. and an affiliate (hereafter "Eyre"), presented to management an opportunity to develop certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. As part of the plan to acquire the mining interests and raise venture capital, the Company increased the number of shares authorized to be issued from ten million to one hundred million. These Republics, which recently won their independence, may be prone to political and economic turmoil which may result in various adverse ramifications.

                The Company has offices in New York City which it leases from Penn-Med Consultants, Inc., which is charging rent in the amount of $3,000 per month to the Company for use of the premises, office equipment, facilities, etc., commencing January 1, 1996. The Company has three employees.

                During 1995 the Company formed certain wholly-owned foreign subsidiaries. Any reference in these statements to the Company may also include one, some or all of the subsidiaries. All intercompany transactions were eliminated.

                As a result of ownership changes, the Company will not be able to benefit from all of its net operating loss carryforwards. (Income Tax Matters - see Note 16.)

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 3:    COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND EXCHANGE
           COMMISSION

                The Company was incorporated on February 21, 1980, and closed a Public Offering of the common stock in January 1981. Several months after the closing of such Offering, the Company withdrew the listing of the common stock for trading on NASDAQ because of the theft of substantially all of the cash funds of the Company derived from the proceeds of a Public Offering by its then president, Samual McNell, in July 1981. The case has long since gone through the judicial system and Mr. McNell is no longer an officer, director, employee or in any other fashion doing business with the Company. After the consummation of the Public Offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. The Company filed its Form 10-KSB for the calendar years 1994, 1995 and 1996, its Form 10-Q for all quarters in 1995 and thereafter, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992-1995 and 1996. There can be
                no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.

NOTE 4:    DEVELOPMENT STAGE COMPANY

                The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control. These include, without limitation, unanticipated problems and additional costs relating to development, production, marketing and competition. Management must also be successful in securing significant additional investor and/or lender financing and political risk insurance. The Company expects to incur operating losses for the near term and, in any event, until such time as it derives substantial revenues from the sale of concentrates containing gold and silver. Pursuant to the documents as hereafter summarized, different mining, processing, purifying, reprocessing and exploration endeavors are contemplated. Where appropriate, an endeavor will commence only after successful results of a feasibility study are rendered.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 5: ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

                Pursuant to the Asset Purchase Agreement dated June 1995 (the "Agreement"), the Company acquired from Eyre, an Australian corporation, all of its potential interest in its Armenian gold mining project and all of Eyre's potential interest in its Georgia gold and copper mining project (Note 8). The Agreement closed April 1996.

                The Company paid Eyre for the Armenian and Georgian interests as follows:

                Cash                                 $ 153,494
                Note payable                           100,000
                Note payable                            46,506
                                                     ---------
                                                     $ 300,000
                                                     ---------
                                                     ---------


                The Agreement also provided for the Company to cause the delivery to Eyre and the Parry Beaumont Trust, a Singapore Trust, two million shares of stock, with an estimated value of $850,000, and warrants to acquire an additional one million shares. The Agreement left Eyre and the Parry Beaumont Trust with two out of five seats on the Board of Directors.

                As of December 1, 1995, the Company and Eyre and the Parry Beaumont Trust entered into a Restructuring Agreement pursuant to which Eyre surrendered 600,000 shares of common stock and acquisition warrants to purchase 360,000 shares of common stock, the Parry Beaumont Trust surrendered 400,000 shares of common stock and warrants to purchase 240,000 shares of common stock, and Eyre acquired a 2% overriding production royalty subject to adjustment in the event the ownership of the Company were to become less than 50% owned by United States residents. If such were about to occur, Eyre would have the right to sell warrants to purchase the Company's common stock by U.S. residents and, if that did not occur as prescribed, Eyre would surrender certain of their warrants in return for an increased royalty potentially totalling another 1%. The initial Armenian tailing project (Note
                7) is excluded from the royalty arrangement. In the event the Company did undertake any additional mineral extraction projects in the Republics of Armenia or Georgia, Eyre would have received a 1% overriding production royalty from the Company's revenues, also subject to a similar adjustment which may total up to another 1/2%. The Company was to have paid to Eyre $8,333 per month to be applied against the royalty arrangement commencing with the closing of the funding of the Tailings Project at Ararat in the Republic of Armenia (Note 7).

                The Restructuring Agreement provided that Eyre may submit to the Company additional projects, and that the Company shall in good faith consider acquiring such projects by issuing additional shares of common stock; provided in no event shall Eyre own or control 50% or more of the outstanding common stock of the Company.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997


NOTE 5:    ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE (continued)

                Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in the Fall of 1996, requested that the Company undertake a reverse split of its common stock (Note 18) to decrease the number of shares outstanding and to reduce the equity stake of certain shareholders who received shares pursuant to the Agreement essentially in their capacity as finders in order to facilitate possible future financings. In response thereto, by letter dated December 4, 1996, Eyre and the Parry-Beaumont Trust surrendered their Acquisition Warrants to purchase 240,000 and 160,000 shares, respectively, of the Company's common stock (a total of 400,000 shares), and surrendered their right to designate two members of the Board of Directors of the Company. In addition, Eyre agreed to waive its overriding royalties in the Armenian projects and to waive the approximately $146,000 due it under the promissory notes received at the closing (the "Second Restructuring Agreement"). While Eyre had a 2% overriding royalty on the Armenian mining projects (other than the Tailings Project), the Second Restructuring Agreement referred to the waiver of an overriding royalty of 1.5% on the Armenian projects in reliance on Eyre's earlier agreement to reduce such royalty to 1.5% by virtue of its failure to secure financing from a designated mining company in November 1996. Accordingly, the Company believes that all overriding royalties on the Armenian mining projects have been validly waived.

NOTE 6:    PATTERSON, BELKNAP, WEBB & TYLER, L.L.P.

                The Company retained the law firm of Patterson, Belknap, Webb & Tyler, L.L.P. (PBW&T) to represent the Company in its dealings with the Armenian and Georgian Republics. PBW&T has an international law practice involving commerical, nonprofit and humanitarian issues, and has offices in Moscow. Mr. Van Z. Krikorian (VZK), of counsel to PBW&T, has been designated to conduct the negotiations with the Republics. VZK was formerly Armenia's Deputy Permanent Representative to the United Nations.

                In connection with preparation and negotiation of the Armenian Joint Venture Agreement and associated documents, as well as corporate, tax, strategic, regulatory, financing, political risk insurance and other miscellaneous matters, PBW&T shall be compensated $930,000 plus expenses ratably over the period May 1, 1995 through May 1, 1999, with minimum quarterly payments of $25,000. The retainer arrangement is predicated on the total value of the deal reaching $93 million (1%), and is subject to adjustment if it falls short or exceeds that goal. In the event the contemplated financing is not consummated, PBW&T will reduce its hourly charges by 50%. The PBW&T arrangement was terminated on March 1, 1998 when Mr. Krikorian left to join the law firm of Vedder, Price, Kaufman & Kammholz.

                            GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 6:    PATTERSON, BELKNAP, WEBB & TYLER (continued)

                PBW&T also represented the Company in preparation and negotiation with the Georgian government of a revised Joint Venture Agreement and associated documents, and other related matters similar to the aforementioned Armenian retainer agreement. The contemplated Georgian fee was $180,000 for the period July 1, 1995 to July 1, 1999, and the minimum quarterly payment was $10,000. The quarterly billing was discontinued as of June 30, 1997, and the accumulated investment written-off as of December 1997.

                As of December 31, 1997, unbilled contingent project charges in excess of the minimum $25,000 per quarter were assumed by First Dynasty Mines Ltd., payable upon receipt of an executed agreement assigning the rights to the Zod Mine to the Armenian Gold Recovery Company ("AGRC"). Global Gold reversed fees accrued of $76,000 as of that date. Unbilled fees and expenses through December 31, 1997 total approximately $300,000, which will be finalized with First Dynasty Mines Ltd.

                In addition, PBW&T performs additional legal service for the Company as requested. Current payables and accruals are approximately $29,000.




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

                The initial stage calls for processing tailings at the Ararat site and for various studies for gold mining operations at the Zod and Meghradzor sites. Management believes capacities at Zod will be significant. At each site, the Agreement calls for the Armenian Government to transfer to the Venture free and clear title in the mining rights. The Company wil be required to provide administration, training, management, feasibility studies, technology and business plans, as appropriate.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 7:    THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

                On October 7, 1996, the Armenian Government issued a license for a five-year period of implementation of the development plan at Ararat, effective after the registration of the Venture with the appropriate Armenian governmental authorities, in accordance with the applicable Armenian law. The registration of the Venture occurred on November 8, 1996. In addition, the mining engineering firm retained in connection with the Armenian Project obtained bulk ore samples from the tailings site for testing in Canada. An independent laboratory which analyzed such samples advised the Company in its written report in February 1997 that the test results showed that approximately one and one-tenth gram of gold could be obtained from each metric tonne of ore, with a 50% recovery at the site covered by the Tailings Project, although there can be no assurance thereof.

                Pursuant to the decree issued in connection with the Armenian Joint Venture Agreement, GGA was required to invest $5,000,000 in the Tailings Project on or before February 1, 1997. Such requirement was deemed satisfied by the parties.

                Pursuant to the Armenian Joint Venture Agreement, the Venture now engaged in the final engineering and initial construction for the Tailings Project. The Venture entered into a Tailings Dam Construction Contract with Armhydro for $640,000 on January 31, 1997. AGRC also retained a Canadian engineering firm under a contract for Engineering, Procurement and Construction Management Services dated January 31, 1997, under which the compensation payable to the contractor under Phase I of the project is $4,500,000.

                While the Company has been advised that proven reserves exist in the Tailings Project, and that the mining thereof can be done on a profitable basis, there can be no assurance of such result.

                It is not contemplated that the Armenian Government will be assigned a value for their contribution of the mine properties and rights to the Venture. International or other accounting standards have not been adopted in the Agreement. For the Ararat Tailings Project, once profits are determined they shall be split 50/50 so long as the percentage of recovery of metals per gram per tonne is 70% or more. Based upon a sliding scale, Global's profit share will increase to 66.67% if the recovery rate declines to 50% or less.

                Armenia has permitted a tax holiday for the contemplated Venture as follows: for the first two years there shall be a complete exemption from profits tax. For the third through the tenth year, only 50% of the taxable income shall be taxable.

                The Tailings Project began operations at an official dedication ceremony on February 25, 1998.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 8:    THE GEORGIAN AGREEMENT

                The Company also acquired from Eyre rights under a Foundation Agreement dated April 22, 1995 (including a Charter for a Joint Venture Company) with R.C.P.A. Madneuli, a Georgian state enterprise, in connection with carrying out certain mining of the Madneuli deposit. The Company was subsequently advised that the application for the license required to be filed with the Georgian government has not been filed, and it has no definitive agreement granting it fixed rights to mining production or processing in Georgia.

                The original Agreement called for each partner to advance capital in a 50/50 ratio. Neither international nor any other body of accounting standards have been adapted in the joint venture agreement.

                The Company recently learned that the Georgian Government is planning to privatize the development of the Madneuli mine through a public bidding process which was slated to end on April 15, 1997. Since the structure of the Madneuli mining project under the public tender differs markedly from that contemplated under the Asset Purchase Agreement between the Company and Eyre dated as of June 30, 1995, the Company has decided not to submit a bid for the development of the Madneuli mining project. As of December 31, 1997, the Company wrote-off its investment in the Georgian mining property resulting in a loss of $135,723.

NOTE 9:    NOTES RECEIVABLE

                The Company holds a Note receivable as follows:

                     Amount        Interest Rate        Debtor
                  -----------      -------------        -------

                   $ 300,000       Prime + 2%           Jet-Line Environmental Services, Inc. (Jet-Line)
                   ( 300,000)                           Allowance for doubtful accounts
                  ----------
                       - 0 -
                  ----------
                  ----------


                The Jet-Line Note, as more fully described in the documents, is convertible into at least 20% of Jet-Line's common stock. Jet-Line has defaulted on prior balloon payment obligations and is in default of its current interest requirements. The Note was understood to be secured by U.C.C.'s on certain equipment, however, there were no filings located. Jet-Line owns certain valuable assets.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 9:    NOTES RECEIVABLE (continued)

                Jet-Line advised the Company in early March 1997 that it received a notice of the revocation of its license to do business in Massachusetts and a fine of $100,000 from the Massachusetts environmental authorities. Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. As a result, Jet-Line has been requested by such authorities to sell its facility in Massachusetts, and Jet-Line is now engaged in negotiations with a potential buyer with respect to such sale. The Company sent Jet-Line a written notice of default and demand for payment on March 14, 1997, and further demand letters on April 2, 1997 and November 10, 1997. The Company believes that the value of the assets held as collateral is negligible. The Company has also requested Jet-Line to seek additional financing and to use part of the proceeds therefrom to satisfy the Jet-Line Note in full. However, the Company has been notified by the Business Loan Center who made a U.S. Small Business Administration Guaranteed Loan of $550,000 in 1994, that it would liquidate the Jet-Line assets.

                Thus, there can be no assurance that the Company will ultimately be paid any of the full principal amount and accrued interest on the Jet-Line Note. Management has not accrued interest on the Note and has revised its allowance for doubtful accounts to $300,000.

NOTE 10:   OFFICERS' COMPENSATION PAYABLE

           Officers' compensation payable consists of the following:

                               December 31, 1997
                               -----------------

                Drury J. Gallagher                         $ 54,982.
                Robert A. Garrison                            5,752.
                                                              ------

                                                           $ 60,734.
                                                           =========

                (see Note 15)

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997


NOTE 11:   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           Accounts payable and accrued expenses include the following:

                              December 31, 1997

           Legal - General Counsel                    $ 26,403.
           Legal - PBW&T (see Note 6)                   29,110.
           Rent                                         18,000.
           Other Miscellaneous                          26,242.
                                                      ---------
                                                      $ 99,755.
                                                      =========


NOTE 12:   NOTES PAYABLE

                Drury Gallagher loaned the Company $192,000. The Note evidencing the loan bears interest at 10% per annum and was due on or before June 30, 1997, together with accrued and unpaid interest. The Note was repaid in full together with interest thereon.

NOTE 13:   CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM

                Pursuant to a Private Placement Offering dated May 17, 1995, as amended, the Company issued $500,000 of 10% Convertible Senior Notes due December 31, 1996. Expenses in connection with the Offering were $78,427.

                Each $1,000 Convertible Note entitled the holder to 400 shares of common stock and warrants to purchase 800 shares of common stock at an adjusted exercise price of $.50 per share at any time before December 31, 1998. The exercise price was subsequently reduced to $.125 per share to reflect the current market valuation as determined by management.

                In accordance with the Offering, interest was not payable on the Notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of Convertible Notes were exchanged for 200,000 shares of common stock.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 14:   WARRANTS OUTSTANDING

                The Company had warrants outstanding as follows:

                                               # Shares Right          Price/Share          Expiration
           Warrant Holder(s)                   to Purchase             Exercisable at       Date
           Stockholders through Note

           Conversion (Note 5)                   400,000                   $  .125          12/31/98

           Other                                   4,000                     $5.00          11/30/98
                                               ---------
                                                 404,000
                                               ---------
                                               ---------


NOTE 15: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

                Management presently consists of Mr. Drury J. Gallagher and Mr. Robert A. Garrison. Mr. Gallagher had been President of the Company and a stockholder since 1981; he is currently Chairman of the Company. Mr. Garrison was subsequently hired to oversee mining and related financing activities, and is currently President. Messrs. Gallagher and Garrison entered into employment agreements with the Company effective July 1, 1995. Each is entitled to receive a base salary of $100,000 per year for 50% of their time for a three-year term. The agreements call for automatic annual increases as defined. The Board may award bonuses up to 50% of base compensation.

                On January 3, 1997, the Board of Directors of the Company approved the issuance of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison in exchange for (a)in Mr. Gallagher's case, the cancellation of $100,000 of accrued salary, the cancellations of his options to acquire 175,000 shares of the common stock of the Company and the cancellation of his stock appreciation rights (the "SARs") which, under certain circumstances, could have resulted in the issuance to him of up to 37,500 shares of the Company's common stock; and
                (b)in Mr. Garrison's case, the cancellation of $100,000 of accrued salary, the cancellation of his options to buy 75,000 shares of the Company's common stock and the cancellation of his SARs. The Company made such transfer to reward each of them for their efforts to secure financing for the Company and/or the Armenian mining project, for maintaining the Company's existence in the face of the Company's potential insolvency through personal guarantees up to $500,000, and to increase their proprietary stake in the day-to-day management of the Company. In 1997, Eyre questioned the validity of the issuance by the Company of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 15: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (continued)

                Global Gold Armenia Limited ("GGA") agreed to retain Robert A. Garrison as a consultant for a three-year period commencing February 1, 1997 for $150,000 per annum pursuant to the terms of the consulting agreement entered into between such parties. Under such agreement, Mr. Garrison will serve as a Senior Vice President and Director of GGA, will assist it in furtherance of its business interests under the supervision of the Board of Directors of GGA and provide ongoing management as the Board of Directors of GGA reasonably requests of him from time to time. Mr. Garrison agreed to devote 50% of his time and attention to the performance of his services under such agreement in his capacity as an independent contractor. Such agreement is terminable by the consultant upon 90 days prior written notice to GGA (or lesser notice if GGA agrees to such shorter period), or for cause (as defined therein) or without cause which, in such latter case, would require GGA to pay Mr. Garrison the amount of his consulting fees remaining unpaid under such agreement. Such agreement is in lieu of the above-mentioned salary.

NOTE 16:   NON-UNITED STATES WHOLLY-OWNED SUBSIDIARIES / INCOME TAX
           MATTERS

                On November 29, 1995, the Company formed Global Gold Armenia Limited and Global Gold Georgia Limited, which were respectively assigned the Armenian and Georgian mining rights from Eyre at the closing on December 1, 1995 (Note 5). The two subsidiaries are Cayman Island entities which were granted a twenty- year tax exemption from any law of that jurisdiction which hereafter imposes any tax to be levied on profits, income, gains or appreciation, commencing December 19, 1995.

                The Company experienced net operating losses for each of the years ended December 31, 1996 and 1997. The Company has elected to carryforward such losses for federal income tax purposes and offset future taxable earnings. However, since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded.

                The offshore companies were formed in part as a result of the concerns of Eyre, the previous Australian owner of the mining rights and presently a substantial non-controlling stockholder group of the Company, that they not be exposed to two layers of corporate taxation: United States and Australia. The Company will obtain a tax opinion on the transaction, which will also seek to give greater comfort to current and future U.S. and non-U.S. shareholders, that the structure will in fact satisfy realistic income tax goals of all concerned parties.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 16: NON-UNITED STATES WHOLLY-OWNED SUBSIDIARIES / INCOME TAX MATTERS (continued)

                Inasmuch as management valued the shares of stock distributed to Eyre in exchange for acquiring the aforementioned mining interests at $.085 per share (such interests, described herein, were not substantially perfected at the time of the transaction), it is management's position that even if the Internal Revenue Service deemed the transaction to be a taxable event, there would nevertheless be insignificant income tax consequences. However, there can be no such assurance Furthermore, the Company will determine that the structure will not in any way be a deterrant from obtaining future financing or political risk insurance. Management will consider future structural changes, if necessary.

NOTE 17:   NET LOSS PER SHARE

                Net loss per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents have not been included since the effect would be antidilutive.

NOTE 18:   REVERSE STOCK SPLIT

                Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in 1996 requested that the Company undertake a reverse split of its common stock to decrease the number of shares outstanding and thereby facilitate possible future financings. Accordingly, the Company effected a 1 for 10 reverse split of its common stock effective as of December 31, 1996. Such step was taken by the written consent of the holders of a majority of the Company's issued and outstanding shares of common stock. By virtue of the reverse split, each stockholder's number of shares of common stock became one-tenth of the number previously held. The Company filed its Certificate of Amendment to the Certificate of Incorporation with respect to the reverse split with the Delaware Secretary of State on December 31, 1996.

                All share and per share data in this report have been restated to reflect the reverse stock split, unless otherwise noted.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 19:   FIRST DYNASTY MINES LTD.

                The Company, GGA and First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company, entered into a preliminary agreement dated January 27, 1997, whereby First Dynasty agreed to advance funds in stages necessary for the development of the Armenian mining projects.

                The Company and First Dynasty entered into a definitive agreement dated May 13, 1997, reflecting the final agreement of the parties with respect to the Armenian mining projects (the "FDM Agreement"). The principal terms of the FDM Agreement are outlined as follows:

                First Dynasty agreed to advance a maximum of $24,510,000 under the FDM Agreement. All funds advanced by First Dynasty will be advanced to GGA as debt, which is convertible into stock of GGA at First Dynasty's option, or is automatically converted into such stock under certain circumstances, as follows:

               a. The first $6,490,000 of debt is convertible into 25% of the capital stock of GGA.

               b. The next $3,520,000 of debt together with the advance described above is convertible into 51% of the capital stock of GGA.

               c. For every additional $.5 million advanced in respect of the development of the Zod and Meghradzor mines (excluding the $10,010,000 Tailings Project expenditure) as a loan to GGA, such debt is convertible into an additional 1% of the capital stock of GGA, up to a maximum of 80% of the issued and outstanding shares of capital stock of GGA.

                Upon obtaining 80% of the capital stock of GGA, or upon making aggregate advances of $24,510,000, First Dynasty would be entitled to acquire the remaining 20% of the outstanding capital stock of GGA within 18 months after making such total advances, by issuance of 4,000,000 shares of its common stock, except that such number of shares would be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines (which are established at the end of such 18 month period) exceed five million ounces.

                First Dynasty carried out certain initial commitments in February 1997. They loaned GGA $675,000 to pay outstanding payables, agreed to fund the $640,000 Tailings Dam Construction Contract and agreed to guarantee or co-sign up to $3,500,000 of the equipment purchase contract and up to $1,000,000 of the engineering, procurement, construction management agreement between the Venture and a Canadian engineering firm. First Dynasty further agreed to loan the Company an additional $675,000 to cover the balance of the oustanding payables.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1997

NOTE 19:   FIRST DYNASTY MINES LTD. (continued)

                In addition, First Dynasty agreed to pay the Company $400,000 to defray its expenses in participating in the negotiation of the second Armenian Joint Venture Agreement, of which $200,000 was paid upon the execution and the delivery of the FDM Agreement, and the balance of $200,000 will be paid on June 30, 1998. This amount is recorded as a Note Receivable as of December 31, 1997. Although not reflected in the FDM Agreement, First Dynasty also paid the Company $141,155 on May 15, 1997 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997. The total cash and notes received of $1,891,155 from First Dynasty was offset against the investment in Armenia mining interests of $944,465, deferred costs of January 1, 1997 as adjusted of $929,015 and organization costs of $4,800, resulting in a profit of $12,875.

                As of December 31, 1997, First Dynasty had advanced $18,270,874, of which $17,510,000 of the loans were converted into 66% of the capital per the Agreement. All such funds were paid into the AGRC Joint Venture (Note 7).

                Financial information for the 34% owned unconsolidated affiliate accounted for by the equity method is as follows:

           Balance Sheet

                Deferred mine costs          $16,840,758.
                Other assets                   3,265,202.
                                             ------------
                                             $20,105,960.
                                             ------------
                                             ------------

                Liabilities                 $  2,595,960.
                Equity                        17,510,000.
                                             ------------
                                             $20,105,960.
                                             ------------
                                             ------------

               The Company is a development stage company and, as such, has no revenues or expenses.

               At present, the Company and GGA, in conjunction with First Dynasty, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the Amended Armenian Joint Venture Agreement on September 30, 1997, subject to the passage of a parliamentary decree approving it. However, the Armenian government has not passed the parliamentary decree as of this date. However, there can be no assurance that any Armenian parliamentary decree approving the Amended Armenian Joint Venture Agreement will be passed or, if so, when such decree will be passed. While the Company is hopeful of achieving such result, there can be no assurance of such result.

               In connection with the First Dynasty financing, the Company paid a Finders Fee of 125,000 shares of its common stock to each of Walker Investments Ltd. and Alpine Holdings Ltd. at $.10 per share which approximated fair market value as determined by management.

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

(3)   Filed with 10-KSB for period ended December 31, 1996.

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

    29                    Promissory Note of Global Gold Armenia
                          Limited dated as of December 1, 1995 in the principal amount of $802,740(2)

    30                    Promissory Note of Global Gold Georgia
                          Limited dated as of December 1, 1995 in the principal amount of $47,260(2)

    31                    Amended Employment Agreement between
                          the Registrant and Robert A. Garrison dated as of April 11, 1996+(2)

    32                    Agreement No. 1 by and between the
                          Registrant, London & International
                          Mercantile Limited and HCL
                          Communications Ltd.(3)

    33                    Agreement No. 2 by and between the
                          Registrant, London & International
                          Mercantile Limited and HCL
                          Communications Ltd.(3)

    34 Warrant Agreements to purchase 2,000,000 shares of the Registrant's Common Stock issued to London & International Mercantile Limited and HCL Communications Ltd.
                          under Agreement No. 1 with such party. (3)

    35 Warrant Agreements to purchase 2,000,000 shares of the Registrant's Common Stock issued to London & International Mercantile Limited and HCL Communications Ltd.
                          under Agreement No. 2 with such party. (3)

    36                    Assignment and Assumption Agreement
                          between the Registrant and Global Gold
                          Armenia Limited dated as of July 30, 1996. (3)

    37                    Stock Option Agreement between the
                          Registrant and Drury J. Gallagher dated as of July 19, 1996, as amended on November 4, 1996+ (3)

    38                    Stock Option Agreement between the
                          Registrant and Robert A. Garrison dated as of July 19, 1996, as amended on November 4, 1996+ (3)

    39                    Restructuring Agreement dated December
                          4, 1996 by and among the Registrant,
                          Eyre Resources N.L. and the
                          Parry-Beaumont Trust (3)

    40 Certificate of Amendment to the Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on December 31, 1996 (3)

    41                    Unanimous Written Consent of the Board
                          of Directors of the Registrant dated as of January 3, 1997, approving the transfer of 1,000,000 shares of the Registrant's Common Stock to each of Drury J.
                          Gallagher and Robert A. Garrison.+ (3)

    42                   Letter Agreement by and among the
                         Registrant, Global Gold Armenia Limited
                         and First Dynasty Mines Ltd. (3)

    43 Debenture of Global Gold Armenia Limited issued to First Dynasty Mines Ltd. dated
                         February 3, 1997, including Guarantee
                         thereof by the Registrant (3)

    44                   Global Gold Armenia Limited Charge Over
                         Shares issued to First Dynasty Mines Ltd.
                         dated February 3, 1997 (3)


    45             Form of Amendments No. 2, 3 and 4 to Warrant
                   Agreement issued to the purchasers of the Registrant's 10% Convertible Notes pursuant to the Confidential Private Placement Memorandum dated May 17, 1995, as amended (3)

    46 Definitive Agreement by and among the Registrant, Global Gold Armenia Limited and First Dynasty
                   Mines Ltd. dated as of May 13, 1997*

    47 First Amendment to the Definitive Agreement by and among the Registrant, Global Gold Armenia Limited and First Dynasty Mines Ltd. dated as of October 10, 1997*

    48             Restated Employment Agreement between the
                   Registrant and Drury J. Gallagher dated as of July
                   1, 1997+*

    49 Restated Debenture of Global Gold Armenia Limited issued to First Dynasty Mines Ltd. dated October 3, 1997, including Guarantee thereof issued by the Registrant*

    50 Form of Amendment No. 5 to Warrant Agreement issued to the purchasers of the Registrant's 10% Convertible Notes pursuant to the Confidential Private Placement Memorandum dated May 17, 1995, as amended*

             PRIVILEGED AND CONFIDENTIAL DRAFT TO BE CIRCULATED FOR
                           COMMENTS SOLELY AS TO FORM

Opinion of Financial Advisor to Walsh International

     Pursuant to an engagement letter dated October 15, 1997 (the "NMS Engagement Letter"), the Board of Directors of Walsh International Inc. (the "Walsh Board") retained NationsBanc Montgomery Securities LLC ("NMS") to act as a financial advisor in connection with its consideration of the Merger. NMS is an internationally recognized firm and, as part of its investment banking activities, is regularly engaged in the valuation of businesses and their securities in connection with merger transactions and other types of acquisitions, negotiated underwritings, secondary distributions of listed and unlisted securities, private placements and valuations for corporate and other purposes. Pursuant to the NMS Engagement Letter, the Walsh Board engaged NMS to act as its financial advisor in connection with a possible sale of the Company. Walsh has also agreed to pay NMS 1.30% of the equity value of the Company upon sale of the Company that includes rendering its opinion to the Walsh Board. Walsh has also agreed to reimburse NMS for reasonable out-of-pocket expenses. Pursuant to a separate letter agreement, the Company has agreed to indemnify NMS, its affiliates, and their directors, officers, agents, consultants, employees and controlling persons against certain liabilities, including liabilities under federal securities laws.

     In the ordinary course of business, NMS actively trades equity securities of Walsh for its own account and for the account of customers and holds a long position in such securities. NMS has also performed investment banking services for Walsh. In April 1993, NMS acted as a lead manager of a private placement for Walsh Preferred Stock. In April 1996, NMS acted as co-manager of an underwritten initial public offering of Walsh Common Stock.

     Walsh selected NMS as its financial advisor on the basis of its experience and expertise in transactions similar to the Merger, its reputation in the healthcare information services sector, healthcare services sector and investment communities and its knowledge of and familiarity with Walsh resulting from the investment banking services it has previously provided to Walsh. NMS was not retained to, nor did it, advise the Walsh Board with respect to alternatives to the Merger or Walsh's underlying decision to proceed with or effect the Merger.

     On March 23, 1998 NMS rendered its opinion to the Walsh Board that pursuant to the terms of the Merger, as set forth in the Merger Agreement, the Parent Exchange Ratio and the IMS Adjustment factor are fair to the stockholders of Walsh from a financial point of view, as of the date thereof. No limitations were imposed by the Walsh Board on the scope of NMS's investigation or the procedures to be followed by NMS in rendering its opinion. NMS did not determine the form of consideration to be received by Walsh in connection with the Merger, which was agreed to as a result of negotiations between Walsh and Cognizant.

     The full text of NMS's written opinion to the Walsh Board is attached hereto as Annex B and is incorporated herein by reference. The following summary of NMS's opinion is qualified in its entirety by reference to the full text of such opinion. NMS's opinion is directed only to the fairness of the Parent Exchange Ratio and the IMS Adjustment Factor, from a financial point of view, being received by Walsh in connection with the Merger, as set forth in the Merger Agreement. NMS's opinion has been provided for the use of the Walsh Board in its evaluation of the Merger, and does not address any other aspect of the Merger. NMS's opinion is addressed to the Walsh Board and does not constitute a recommendation to any stockholder of Walsh as to how such stockholder should vote with respect to the Merger.

     In connection with our opinion, we have, among other things: (i) reviewed certain publicly available financial and other data and respect to Seller and Buyer, including the consolidated financial statements for recent years and interim periods to December 31, 1997 and certain other relevant financial and operating data relating to Seller and Buyer made available to us from published sources and from the internal records of Seller and Buyer;
(iii) reviewed the financial terms and conditions of the Merger Agreement;
(iv) reviewed certain publicly available information concerning the trading of, and the trading market for, Seller Common Stock and Buyer Common Stock;
(v) compared Seller and Buyer from a financial point of view with certain other companies in the health care information services and marketing information systems industries which we deemed to be relevant; (vi) considered the financial terms, to the extent publicly available, of selected recent business combinations of companies in the health care services and software industries which we deemed to be comparable, in whole or in part, to the Merger; (vii) reviewed and discussed with representatives of the management of Seller and Buyer certain information of a business and financial nature regarding Seller and Buyer, including financial forecasts and related assumptions of Seller furnished to us by Seller and financial forecasts and related assumptions for Buyer prepared by us in consultation with management of Buyer; (viii) made inquiries regarding and discussed the Merger and the Merger Agreement and other matters related thereto with Seller's management and Seller's counsel; and (ix) performed such other analyses and examinations as we have deemed appropriate.

     In connection with our review, we have not assumed any obligation independently to verify the foregoing information and have relied on its being accurate and complete in all material respects. With respect to the financial forecast for Seller provided to us by their management and the financial forecast for Buyer prepared by us in consultation with management of Buyer, upon the advice of management of Seller and Buyer and with your consent we have assumed for purposes of our opinion that the forecasts (including the assumptions regarding expected revenue enhancements and cost savings, the amount of goodwill that can be attributed to the write-down of research and development costs, and other merger related costs) have been reasonably prepared on bases reflecting the best available estimates and judgments of their respective managements at the time of preparation as to the future financial performance of Seller and Buyer and that they provide a reasonable basis upon which we can form our opinion. We have also assumed that there have been no material changes in Seller's or Buyer's assets, financial condition, results of operations, business or prospects since the respective dates of their last financial statements made available to us. In our review of the proposed Merger and its financial terms and conditions, we were not asked to, nor did we, make any assessment of the proposed structure or likelihood of the Parent Transaction, nor did we make any evaluation of the likely trading prices for the IMS Common Stock following the completion of the Parent Transaction. We have relied on advice of counsel and independent accountants to Seller as to all legal, tax and financial reporting matters with respect to Seller, the Merger and the Merger Agreement. We have assumed that the Merger will be consummated in a manner that complies in all respects with the applicable provisions of the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934 and all other applicable federal and state statutes, rules and regulations. In addition, we have not assumed responsibility for making an independent evaluation, appraisal or physical inspection of any of the assets or liabilities (contingent or otherwise) of Seller or Buyer, nor have we been furnished with any such appraisals. You have informed us, and we have assumed, that the Merger will be recorded as a purchase under generally accepted accounting principles. Finally, our opinion is based on economic, monetary and market and other conditions as in effect on, and the information made available to us as of, the date hereof. Accordingly, although subsequent developments may affect this opinion, we have not assumed any obligation to update, revise or reaffirm this opinion.

   The following is a brief summary of the report presented to Walsh's Board by NMS on March 23, 1998, in connection with its opinion.

Comparable Public Company Analysis: NMS compared the historical financial, operating and stock market performances of certain publicly traded companies that it considered relevant in evaluating the historical financial and operating performance of Walsh. In particular, these companies were analyzed with respect to their price/earnings ("P/E") multiples (defined as most recent stock price divided by the 1998 expected earnings per share) and secular growth rates.

   NMS examined the P/E of healthcare database companies, pharmaceutical specific healthcare information management companies and other marketing information services companies. The healthcare database companies that NMS used for its analysis included APACHE Medical Systems, Inc., Mecon, Inc., MedQuist Inc., Summit Medical Systems, HCIA, Inc., HBO & Company and Cerner Corp. As of March 20, 1998, the average and median P/E multiples were 38.8x and 40.5x, respectively. The pharmaceutical specific healthcare information companies included Dendrite International, Inc., Walsh International Inc. and Cognizant Corporation. As of March 20, 1998, the average and median P/E multiples of these companies were 27.0x and 24.8x, respectively. The other marketing information services companies included Abacus Direct Corporation, Acxiom Corp., American Business Information Inc., May & Speh, Inc., LCS Industries Inc., Information Resources, Inc. and Snyder Communications, Inc. As of March 20, 1998, the average and median P/E multiples of these companies were 29.5x and 25.4x, respectively. Based on the businesses and growth rates of the companies used in our analysis, NMS deemed certain companies to be more relevant for this analysis. The relevant companies included HBO & Company, Cerner Corp., Cognizant Corporation, Dendrite International, Inc., May & Speh, Inc. and Information Resources, Inc. As of March 20, 1998, the average and median P/E multiples of the relevant companies were 30.8x and 29.6x, respectively. As of March 20, 1998 the average and median of the all the companies used in this analysis were 31.6x and 33.0x, respectively.

     NMS also examined the implied P/E multiples based on the P/E to secular growth ratio of the comparable companies. As of March 20, 1998 the implied P/E multiples based on the P/E to secular growth ration of the relevant companies were 31.1x and 31.4x, respectively, and the average and median implied P/E multiples based on the P/E to secular growth ratio of all the companies used in this analysis were 30.2x and 31.0x, respectively.

     Based on the low liquidity and trading volume of Walsh's Stock, NMS deemed the comparable public companies based valuation methodology to have limited relevance to Walsh stand-alone valuation.

Comparable Transaction Analysis: NMS examined 75 pending and completed business combinations in the healthcare information services sector with a special emphasis on 14 healthcare database and software business combinations, that were deemed more relevant, with regards to the last twelve months ("LTM") revenue, LTM EBIT and LTM net income multiples paid in these transactions. The relevant transactions include (target / acquiror) Medicus Systems Corp. / QuadraMed Corp., National Health Enhancement Systems, Inc. / HBO & Company, HPR Inc. / HBO & Company, Enterprise Systems, Inc. / HBO & Company, GMIS Inc. / HBO & Company, Management Software Inc. / HBO & Company, CyCare Systems, Inc. / HBO & Company, Versyss Incorporated / Physician Computer Network, Inc., Clinicom Incorporated / HBO & Company, GTE Health Systems Incorporated / Shared Medical Systems Corporation, Serving Software, Inc. / HBO & Company, Health Economics Corp. / Equifax Inc., Allcare Medication Services Inc. / Synetic,

Inc., IMS International/Dun & Bradstreet Corp. The average and median LTM revenue multiples paid in the relevant business combinations were 3.5x and 3.6x, respectively. The average and median LTM EBIT multiples paid in the relevant business combinations were 33.5x and 34.3x. The average and median LTM net income multiples paid in the relevant business combinations were 41.0x and 39.9x, respectively. The average and median LTM revenue multiples paid in all transactions were 3.2x and 2.6x, respectively. The average and median LTM EBIT multiples paid in all transactions were 22.6x and 18.8x, respectively. The average and median LTM net income multiples paid in all transactions were 31.7x and 29.1x, respectively.

     Based on the transaction structures, and the financial condition of the targets and acquirors at the time of theses transactions, NMS deemed the comparable transactions based on valuation methodology to be moderately relevant.

PREMIUM PAID ANALYSIS: NMS reviewed the premiums paid in 16 transactions in the healthcare services industry and 25 transactions in the technology and software industries that are deemed to be comparable to the Merger with transaction values between $100 million and $250 million since 1993. In each of the transactions analyzed, NMS calculated the premiums of the price paid by acquirors over the target company's stock price one day, one week and one month prior to public announcement of the transaction. These calculations yielded median premiums based on the target company's stock price one day, one week and one month prior to public announcement of the transaction of 21.2%, 34.0% and 35.4%, respectively. NMS then applied these premiums to Walsh's stock price one day, one week and one month prior to public announcement of the transaction as of March 20, 1998. These calculations yielded implied value per share based on premiums paid one day, one week and one month prior to the announcement of this transaction of $16.51, $15.41 and $13.88 respectively. NMS deemed the historical premiums based valuation methodology to be most relevant.

DISCOUNTED CASH FLOW ANALYSIS: NMS performed discounted cash flow analysis on certain projected financial statements that were provided to NMS by the management of Walsh. In performing this analysis, NMS calculated the projected stand-alone unlevered after-tax cash flow of Walsh for the calendar year 1998 through 2007. NMS calculated Walsh's terminal values in calendar year 2007 based on the aggregate value/EBIT multiples ranging from 16.0x to 20.0x. The unlevered after-tax cash flows and the terminal values were discounted to the present using discount rates ranging from 13.0% to 17.0%. This analysis yielded an equity value range for Walsh of $11.83 and $17.53 per fully diluted share. NMS deemed the discounted cash flow based valuation methodology to be relevant.

CONTRIBUTION ANALYSIS: NMS analyzed and compared the respective contributions of Walsh and Cognizant to the pro forma combined company's net income for calendar years 1997 and 1998 and to the pro forma ownership of the respective stockholders in the combined company upon consummation of the Merger. Based on the historical financials for 1997 for Walsh and Cognizant, Walsh contributed 1.8% of the net income in 1997. Based on management projections for Walsh and NMS projections for Cognizant for 1998, Walsh would contribute 2.2% of the net income in 1998 of the pro forma combined company. Based on the Parent Exchange Ratio, Walsh's existing shareholders would own approximately 2.0% of the pro forma combined company, on a fully diluted basis, upon consummation of the Merger. NMS deemed the contributions valuation methodology to be relevant.

Pro Forma Merger Analysis: NMS analyzed the impact of the Merger on Cognizant stockholders on a pro forma fully diluted EPS basis for calendar year 1998 and 1999. NMS used management estimates for calendar year 1998 for Walsh and used NMS estimates for 1999 for Walsh and 1998 and 1999 for Cognizant. NMS performed the analysis with giving effect to the synergies anticipated by the managements of Walsh and Cognizant to result from the Merger (excluding non-recurring costs resulting from the Merger) in each year. The analysis indicated that, for Cognizant stockholders, the Merger would be EPS neutral in 1998 and EPS accretive in 1999. The actual results achieved by the pro forma combined company may vary from projected results and the variations may be material.

   The summary set forth above does not purport to be a complete description of the presentation by NMS to the Walsh Board or the analyses performed by NMS. The preparation of a fairness opinion is not necessarily susceptible to partial analysis or summary description. NMS believes that its analyses and the summary set forth above must be considered as a whole and that selecting portions of its analyses and of the factors considered, without considering all the analyses and factors, would create an incomplete view of the process underlying the analyses set forth in its presentation to the Walsh Board. In addition, NMS may have given various analyses more or less weight than other analyses, and may have deemed various assumptions more or less probable than other assumptions so that the valuation figures resulting from any particular analysis described above should not be taken to be NMS's view of the actual value of Walsh. In arriving at its opinion, NMS did not ascribe a specific range of values to Walsh, but rather made its determination as to the fairness, from a financial point of view, of the Parent Exchange Ratio and the IMS Adjustment Factor to be received by Walsh in connection with the proposed Merger on the basis of the financial and comparative analyses described above.

   In performing its analyses, NMS made numerous assumptions with respect to industry performance, general business and economic conditions and other matters. The analyses performed by NMS are not necessarily indicative of actual values or actual future results, which may be significantly more or less favorable than suggested by such analyses. Such analyses were prepared solely as part of

NMS's analysis of the fairness of the Parent Exchange Ratio and the IMS Adjustment Factor, from a financial point of view to the shareholders of Walsh, as set forth in the Merger Agreement and were provided to Walsh's Board in connection with the delivery of NMS's opinion. The analyses do not purport to be appraisals or to reflect the prices at which a company might actually be sold or the prices at which any securities may trade at the present time or at any time in the future. NMS used in its analyses various projections of future performance prepared by the management of Cognizant. The projections are based on numerous variables and assumptions which are inherently unpredictable and must be considered not certain of occurrence as projected. Accordingly, actual results could vary significantly from those set forth in such projections.