Form 10QSB
period 1998-01-01
GLOBAL GOLD CORP
filed 1998-05-14
CIK 319671

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                                 March 31, 1998




                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                                 March 31, 1998

Exhibit                                                                     Page

     A   Balance Sheet - as of March 31, 1998                                1


     B   Statement of Income and (Loss) - For the three-                     2
         month periods ended March 31, 1998 and 1997,
         and the development stage period January 1, 1995
         through March 31, 1998


     C   Statement of Changes in Stockholders' Equity - For                3a/3b
         the period January 1, 1998 through March 31, 1998, and the development stage period January 1, 1995 through March 31,
         1998

     D   Statement of Cash Flow - For the periods January 1,                 4
         1998 through March 31, 1998 and January 1, 1997
         through March 31, 1997, and the development stage
         period January 1, 1995 through March 31, 1998


         Notes to Financial Statements                                     5-18





                                                                          Page 1
                                                                       Exhibit A

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                                  Balance Sheet

                                 March 31, 1998
                                   (Unaudited)


CURRENT ASSETS
     Cash                                                            $   6,640.

     Money Market Investment                                             1,057.
     Accounts Receivable                                                 2,135.
                                                                    -----------
                                                                         9,832.
                                                                    -----------
OTHER ASSETS

     Notes receivable - First Dynasty Mines                            200,000.
     Investment in Global Gold Armenia Limited                               1.
                                                                    -----------
                                                                       200,001.
                                                                    -----------
TOTAL ASSETS                                                         $ 209,833.
                                                                    -----------
                                                                    -----------

CURRENT LIABILITIES

     Officers' compensation payable                                 $   50,000.
     Accounts payable and accrued expenses                              81,970.
                                                                    -----------
                                                                       131,970.
                                                                    -----------
STOCKHOLDERS' EQUITY - Exhibit C

     Common stock $0.001 par, 100,000,000 shares authorized
                  4,348,114 shares issued and outstanding                4,348.

     Paid-in capital - dormant period                                3,236,602.
     Paid-in capital - development stage                             1,493,223.
     Retained earnings - dormant period                             (2,907,648.)
     Retained earnings - development stage                          (1,748,662.)
                                                                    -----------
                                                                         77,863.
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $  209,833.
                                                                    -----------
                                                                    -----------








See Notes to the Financial Statements.

                                                                          Page 2
                                                                       Exhibit B





                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                         Statement of Income and (Loss)

                                   (Unaudited)

                                                                                                January 1, 1995
                                                     January 1, 1998        January 1, 1997     (development stage)
                                                         through                through             through
                                                     March 31, 1998         March 31, 1997       March 31, 1998
                                                     --------------         --------------       --------------
REVENUE                                              $   -  -  -  -         $   -  -  -  -       $   -  -  -  -
                                                     -----------------      -----------------    --------------

EXPENSES

     Officers' compensation                               -  -  -  -            33,334.              438,334.
     Legal                                                  8,077.              32,896.              476,426.
     Accounting and auditing                                5,000.              20,000.              105,948.

     Transfer agent and securities fees                   -  -  -  -             1,111.               12,446.
     Proxy costs                                          -  -  -  -         -  -  -  -               26,555.
     Office expense                                        10,545.               9,558.               93,777.
     Travel                                               -  -  -  -         - -  -  -                43,142.
     Rent                                                   4,500.               9,000.               76,500.
                                                          ------------       ------------           ----------
OPERATING (LOSS)                                         (28,122.)           (105,899.)          (1,283,128.)

OTHER INCOME (EXPENSES)

     Interest and royalty income                              279.           -  -  -  -               4,841.
     Organization costs                                   -  -  -  -           (240.)                (4,800.)

     Interest expense                                     -  -  -  -         (4,800.)               (14,821.)

     Provision for bad debts                              -  -  -  -         -  -  -  -             (325,000.)
     Write-off investment in Georgia mining interests     -  -  -  -         -  -  -  -             (135,723.)
     Gain on sale of interest in Global Gold Armenia      -  -  -  -         -  -  -  -               12,875.

                                                          ------------       ------------           ----------

(LOSS) BEFORE INCOME TAXES                               (27,843.)         (110,939.)             (1,745,756.)

     Income taxes                                           (150.)             (176.)                 (2,906.)
                                                          ------------       ------------           ----------

NET (LOSS)                                              $(27,993.)        $(111,115.)            $(1,748,662.)
                                                          ------------       ------------           ----------
                                                          ------------       ------------           ----------


NET (LOSS) PER SHARE                                    $(   .006)        $(    .027)
                                                          ------------       ------------
                                                          ------------       ------------









See Notes to the Financial statements.

                                                                         Page 3a

                                                                       Exhibit C

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                      Paid-in      Retained         Retained        Paid-in
                             Issued and               Capital      Earnings         Earnings        Capital
                             Outstanding    Common    (Dormant     (Dormant         (Development    (Development
                             Shares         Stock     Period)       Period)         Stage)          Stage)         Total
                             ------         -----     -------       -------         ------          ------         -----
Stockholders' equity
    December 31, 1994        898,074.     $ 89,807.  $3,147,693.  $(2,907,648.)    $ - - - -     $ - - - -      $329,852.

Net Loss January 1 -
    December 31, 1995                       - - - -      - - - -     (361,345.)                  (361,345.)

Adjustment re: restatement of
    par value                              (88,909.)     88,909.       - - - -       - - - -       - - - -        - - - -


Eyre acquisition           1,000,000.        1,000.                                                849,000.      850,000.

Proceeds through private
    offering                 200,000.          200.      - - - -       - - - -       - - - -       421,373.      421,573.
                           ----------     ---------  -----------  ------------- -------------  ------------   -----------
Stockholders' equity
    December 31, 1995      2,098,074.        2,098.   3,236,602.   (2,907,648.)    (361,345.)    1,270,373.    1,240,080.

Net Loss January 1 -
    December 31, 1996      - - - -          - - - -      - - - -       - - - -     (668,577.)       - - - -     (668,577.)

Warrants exercised                40.       - - - -      - - - -       - - - -       - - - -           100.          100.
                           ----------     ---------  -----------  ------------- -------------  ------------   -----------


Stockholders' Equity
    December 31, 1996      2,098,114.     $  2,098.  $3,236,602.  $(2,907,648.) $(1,029,922.)   $1,270,473.    $ 571,603.
                           ----------     ---------  -----------  ------------- -------------  ------------   -----------
                           ----------     ---------  -----------  ------------- -------------  ------------   -----------

See Notes to the Financial Statements.

                                                                         Page 3b
                                                                       Exhibit C

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity
                                   (Unaudited)



                                                       Paid-in      Retained      Retained         Paid-in
                             Issued and                Capital      Earnings      Earnings         Capital
                             Outstanding    Common     (Dormant     (Dormant      (Development    (Development
                             Shares         Stock      Period)       Period)      Stage)          Stage)         Total
                             ------         -----      -------       -------      ------          ------         -----

Stockholders' equity
    December 31, 1996        2,098,114.    $ 2,098.   $3,236,602.  $(2,907,648.) $(1,029,922.)   $1,270,473.     571,603.

Net Loss January 1 -
    December 31, 1997        - - - -       - - - -       - - - -        - - - -     (690,747.)       - - - -    (690,747.)

Issuance of Common Stock     2,250,000       2,250.      - - - -        - - - -       - - - -       222,750.     225,000.
                             ---------     --------   -----------  ------------- -------------   -----------   ----------


Shareholders' Equity
    December 31, 1997        4,348,114.    $ 4,348.   $3,236,602.  $(2,907,648.) $(1,720,669.)   $1,493,223.    $105,856.
                             ---------     --------   -----------  ------------- -------------   -----------   ----------


Net Loss January 1, 1998
    through March 31, 1998     - - - -      - - - -      - - - -        - - - -  $  ( 27,993.)       - - - -   $( 27,993.)
                             ---------     --------   -----------  ------------- -------------   -----------   ----------
Shareholders' Equity
    March 31, 1998           4,348,114     $ 4,348.   $3,236,602.  $(2,907,648.) $(1,748,662.)   $1,493,223.   $  77,863.
                             ---------     --------   -----------  ------------- -------------   -----------   ----------
                             ---------     --------   -----------  ------------- -------------   -----------   ----------


In 1997 the Company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries. Also, 250,000 common shares were issued as a Finders Fee in connection with the First Dynasty financing.



See Notes to the Financial Statements.

                                                                          Page 4
                                                                       Exhibit D

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flow
                                   (Unaudited)


                                                                                                January 1, 1995
                                                     January 1, 1998        January 1, 1997     (development stage)
                                                         through                through             through
                                                     March 31, 1998         March 31, 1997       March 31, 1998
                                                     --------------         --------------       --------------

CASH FLOW FROM DEVELOPMENT
STAGE ACTIVITIES:

     Net loss                                           $(27,993.)             $(111,115.)        $(1,748,662.)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Increase (decrease) in:

         Provision for bad debt                             ----                     ----             325,000
         Write-off of mining investment in Georgia          ----                     ----             135,723
         Organization costs                                 ----                     240.              (9,601.)
         Gain on sale of Armenia mining interests           ----                     ----             (12,875.)

         Accounts Receivable                             (2,135.)                    ----              (2,135.)
         Accounts payable, accrued expenses
                and miscellaneous                       (28,519.)              (355,158.)             228,419.
                                                        ---------              ---------            ------------

Net cash provided (used) by
      Development Stage Activities                      (58,647.)              (466,033.)          (1,084,131.)
                                                        ---------              ---------            ------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining
         interests (net of Note Receivable)                 ----                     ----           1,691,155
     Investment in certain mining interests
         - net of financing                                 ----                     ----            (153,494.)
     Deferred costs - mining interests                      ----               (588,486.)            (878,858.)
                                                        ---------              ---------            ------------
Net cash (used) by Investing Activities                     ----               (588,486.)             658,803.
                                                        ---------              ---------            ------------

CASH FLOW FROM FINANCING ACTIVITIES

     Loan from First Dynasty Mines Ltd.                      ----             1,071,000.                   ----
     Net proceeds from private placement offering            ----                   ----              421,573

     Note payable - officer (net)                            ----                 1,000.                   ----
     Warrants exercised                                      ----                   ----                  100
                                                        ---------              ---------            ------------
Net cash (used) provided by Financing Activities             ----             1,072,000.              421,673.
                                                        ---------              ---------            ------------

NET INCREASE (DECREASE) IN CASH                         (58,647.)                17,481.               (3,655.)

CASH - beginning                                         66,344.                    369.               11,352.
                                                        ---------              ---------            ------------

CASH - end                                              $ 7,697.               $ 17,850.              $ 7,697.
                                                        ---------              ---------            ------------
                                                        ---------              ---------            ------------

SUPPLEMENTAL CASH FLOW INFORMATION

     Income taxes paid                                  $   150.          $        688.       $          1,498.
                                                        ---------            ---------               --------
                                                        ---------            ---------               --------

     Interest paid                                           ----            $      4,800.        $        14,821
                                                        ---------            ---------               --------
                                                        ---------            ---------               --------


NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1995 the Company issued one million shares of common stock for certain mining interests, with an estimated value of $850,000 (Note 5). In 1997 the Company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries and other considerations. Also, 250,000 common shares were issued as a Finders Fee in connection with the First Dynasty financing.

See Notes to the Financial Statements.

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                                 March 31, 1998

NOTE 1:    ORGANIZATION (AS A DEVELOPMENT STAGE COMPANY) AND ACCOUNTING POLICIES

           Global Gold Corporation (the "Company") was incorporated in the State of Delaware and, as further described hereafter, had no operating or development stage history from its inception until January 1, 1995. Accordingly, the Company had been dormant until 1995. During 1995 the Company changed its name from Triad Energy Corporation to Global Gold Corporation. An Australian corporation, Eyre Resources N.L. and an affiliate (hereafter "Eyre"), presented to management an opportunity to develop certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. As part of the plan to acquire the mining interests and raise venture capital, the Company increased the number of shares authorized to be issued from ten million to one hundred million. These Republics, which recently won their independence, may be prone to political and economic turmoil which may result in various adverse ramifications.

           The Company has offices in New York City which it leases from Penn-Med Consultants, Inc., which was charging rent in the amount of $3,000 per month to the Company through December 31, 1997 and $1,500 per month thereafter, for use of the premises, office equipment, facilities, etc., commencing January 1, 1996. The Company has three employees.

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

                                 March 31, 1998

NOTE 3:    COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND EXCHANGE
           COMMISSION

           The Company was incorporated on February 21, 1980, and closed a Public Offering of its common stock in January 1981. Several months after the closing of such Offering, the Company withdrew the listing of the common stock for trading on NASDAQ because of the theft of substantially all of the cash funds of the Company derived from the proceeds of a Public Offering by its then president, Samual McNell, in July 1981. The case has long since gone through the judicial system and Mr. McNell is no longer an officer, director, employee or in any other fashion doing business with the Company. After the consummation of the Public Offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. The Company filed its Form 10-KSB for the calendar years 1994, 1995, 1996 and 1997, its Form 10-Q for all quarters in 1995 and thereafter, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992-1995, 1996 and 1997. There can be
           no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1998









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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1998






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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1998






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

           As of December 31, 1997, unbilled contingent project charges in excess of the minimum $25,000 per quarter were assumed by First Dynasty Mines Ltd., payable upon receipt of an executed agreement assigning the rights to the Zod Mine to the Armenian Gold Recovery Company ("AGRC"). Global Gold reversed fees accrued of $76,000 as of that date. Unbilled fees and expenses through March 31, 1998 total approximately $300,000, which will be finalized with First Dynasty Mines Ltd.

           In addition, PBW&T performs additional legal service for the Company as requested. Current payables and accruals are approximately $30,000.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1998

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1998

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

           The Company recently learned that the Georgian Government was planning to privatize the development of the Madneuli mine through a public bidding process which was slated to end on April 15, 1997. Since the structure of the Madneuli mining project under the public tender differs markedly from that contemplated under the Asset Purchase Agreement between the Company and Eyre dated as of June 30, 1995, the Company has decided not to submit a bid for the development of the Madneuli mining project. As of December 31, 1997, the Company wrote-off its investment in the Georgian mining property resulting in a loss of $135,723.

NOTE 9:    NOTES RECEIVABLE

           The Company holds a Note receivable as follows:

                  Amount            Interest Rate      Debtor
                  ------            -------------      ------
                  $ 300,000         Prime + 2%         Jet-Line Environmental Services, Inc. (Jet-Line)
                  ( 300,000)                           Allowance for doubtful accounts
                  ----------
                       - 0 -
                  ----------

           The Jet-Line Note, as more fully described in the documents, is convertible into at least 20% of Jet-Line's common stock. Jet-Line has defaulted on prior balloon payment obligations and is in default of its current interest requirements. The Note was understood to be secured by U.C.C.'s on certain equipment, however, there were no filings located after an SBA-guaranteed loan was made to Jet-Line. Jet-Line owns certain valuable assets.

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                                 March 31, 1998

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

NOTE 10:   OFFICERS' COMPENSATION PAYABLE

           Officers' compensation payable consists of the following:

                                                       March 31, 1998
                                                       --------------
              Drury J. Gallagher                          $ 50,000.
                                                       --------------
                                                       --------------


              (see Note 15)

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                                 March 31, 1998

NOTE 11:   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           Accounts payable and accrued expenses include the following:

                                                         March 31, 1998
                                                         --------------
                Legal - General Counsel                    $ 12,596.
                Legal - PBW&T (see Note 6)                   29,797.

                Rent                                          22,500.
                Other Miscellaneous                           17,077.
                                                         --------------
                                                            $ 81,970.
                                                         --------------
                                                         --------------

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

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                                 March 31, 1998

NOTE 14:   WARRANTS OUTSTANDING

           The Company had warrants outstanding as follows:

                                               # Shares Right   Price/Share       Expiration
           Warrant Holder(s)                   to Purchase      Exercisable at    Date
           ---------------------------         --------------   --------------    ----------
           Stockholders through Note
           Conversion (Note 5)                   400,000              $ .125       12/31/98

           Other                                   4,000               $5.00       11/30/98
                                               ---------
                                                 404,000
                                               ---------
                                               ---------

NOTE 15: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

           Management presently consists of Mr. Drury J. Gallagher and Mr. Robert A. Garrison. Mr. Gallagher had been President of the Company and a stockholder since 1981; he is currently Chairman of the Company. Mr. Garrison was subsequently hired to oversee mining and related financing activities, and is currently President. Messrs. Gallagher and Garrison entered into employment agreements with the Company effective July 1, 1995. Each was entitled to receive a base salary of $100,000 per year for 50% of their time for a three-year term. The agreements called for automatic annual increases as defined. The Board may award bonuses up to 50% of base compensation. On February 1, 1997 Mr. Garrison's employment agreement was cancelled and replaced with the Global Gold Armenia Limited consulting contract. Mr. Gallagher's base salary was increased to $150,000per year on July 1, 1997. As of January 1, 1998 Mr. Gallagher agreed to suspend his salary.

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

                                 March 31, 1998

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

           The Company experienced net operating losses for each of the years ended December 31, 1996 and 1997, and the period ended March 31, 1998. The Company has elected to carryforward such losses for federal income tax purposes and offset future taxable earnings. However, since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded.

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

                                 March 31, 1998

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

                                 March 31, 1998

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

           First Dynasty agreed to advance a maximum of $24,510,000 under the FDM Agreement. All funds advanced by First Dynasty will be advanced to GGA as debt, which is convertible into stock of GGA at First Dynasty's option, or is automatically converted into such stock under certain circumstances, as follows:

           (a) The first $6,490,000 of debt is convertible into 25% of the capital stock of GGA.


           (b) The next $3,520,000 of debt together with the advance described above is convertible into 51% of the capital stock of GGA.

           (c) For every additional $.5 million advanced in respect of the development of the Zod and Meghradzor mines (excluding the $10,010,000 Tailings Project expenditure) as a loan to GGA, such debt is convertible into an additional 1% of the capital stock of GGA, up to a maximum of 80% of the issued and outstanding shares of capital stock of GGA.

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

           First Dynasty carried out certain initial commitments in February 1997. It loaned GGA $675,000 to pay outstanding payables, agreed to fund the $640,000 Tailings Dam Construction Contract and agreed to guarantee or co-sign up to $3,500,000 of the equipment purchase contract and up to $1,000,000 of the engineering, procurement, construction management agreement between the Venture and a Canadian engineering firm. First Dynasty further agreed to loan the Company an additional $675,000 to cover the balance of the oustanding payables.

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                                 March 31, 1998

NOTE 19:   FIRST DYNASTY MINES LTD. (continued)

           In addition, First Dynasty agreed to pay the Company $400,000 to defray its expenses in participating in the negotiation of the second Armenian Joint Venture Agreement, of which $200,000 was paid upon the execution and the delivery of the FDM Agreement, and the balance of $200,000 will be paid on June 30, 1998. This amount is recorded as a Note Receivable as of March 31, 1998. Although not reflected in the FDM Agreement, First Dynasty also paid the Company $141,155 on May 15, 1997 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997. The total cash and notes received of $1,891,155 from First Dynasty was offset against the investment in Armenia mining interests of $944,465, deferred costs of December 31, 1997 as adjusted of $929,015 and organization costs of $4,800, resulting in a profit of $12,875.

           As of December 31, 1997, First Dynasty had advanced $18,270,874, of which $17,510,000 of the loans were converted into 66% of the capital per the Agreement. All such funds were paid into the AGRC Joint Venture (Note 7). Financial information for the three months ended March 31, 1998 was not available at the filing date of this report. Financial information for the 34% owned unconsolidated affiliate accounted for by the equity method as of December 31, 1997 is as follows:

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

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1998

(A)   GENERAL OVERVIEW

      The Company is presently engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States. The Company is currently in the pre-development stage and has not received any revenues from mining activities. Prior thereto, the Company did not engage in any substantial business activities, except as described in
      Section 1 (D) entitled "Prior History of the Company" reflected in Form 10-KSB filed by the Company for the period ended December 31, 1997.

(B)   ARMENIAN MINING PROJECT

      (a) ARMENIAN JOINT VENTURE AGREEMENT

           The Company, the Ministry of Industry of Armenia and Armgold, S.E., the Armenian state gold enterprise ("Armgold"), executed and delivered the Armenian Joint Venture Agreement dated May 1, 1996. The Company thereafter assigned its rights and obligations thereunder to Global Gold Armenia Limited, its wholly-owned Cayman Islands subsidiary ("GGA"). The Armenian Joint Venture Agreement formed the Armenian Gold Recovery Joint Venture Co., LLC, a limited liability company under Armenian law ("AGRC"), which will construct, operate and market the gold production and provide capital and financing in a multistage development of the Armenian gold industry. Stage 1 of the Armenian Joint Venture Agreement involves the processing of an estimated 12 million tonnes of tailings from the Ararat processing plant, which the Company believes average one gram of gold per tonne (based on the independent metallurgical study obtained by the Company) (the "Tailings Project"), and the completion of a comprehensive feasibility study and business plans for the development of the Zod mine. Based on the business plans to be approved by all parties, Stage 2 calls for the rehabilitation of the Ararat Gold Processing Plant and for mine development at the Zod and Meghradzor mines, and engineering and building a gold processing plant at the Zod mine. Stage 3 calls for increased production at the Zod mine, a feasibility study for a gold refinery, and exploration activity.

           The Company, the Ministry of Armenia and Armgold executed and delivered the Second Armenian Gold Recovery Company Joint Venture Agreement dated September 30, 1997 which, among other things, provides for the right of new joint venture companies to mine and process gold at Zod and Meghradzor mines and also eliminated certain specific exploration sites from the original agreement, while still recognizing AGRC's right to participate in exploration activity at a future date. However, such amendatory agreement does not become operative until passage of an Armenian government decree approving such agreement. The parties anticipate that such decree will be issued within the next several months, although there can be no assurance of such result.

      (b)  TAILINGS PROJECT

           The parties have begun to implement the Tailings Project. As of February 1, 1997, GGA had a definitive agreement authorized by an Armenian government decree granting it fixed rights to process tailings from the Ararat site, as well as a license and environmental approval for construction.

           Pursuant to the Armenian Joint Venture Agreement, AGRC engaged in the construction of the Tailings Project. AGRC entered into a Tailings Dam Construction Contract with Armhydro for $640,000 on January 31, 1997. AGRC also retained a Canadian engineering firm, under a contract for Engineering, Procurement and Construction Management Services Agreement dated January 31, 1997, under which the compensation payable to the contractor under Phase I of the project is $4,500,000, which was later increased to up to $10,000,000. Operation of the tailings processing plant began on February 25, 1998. In addition, independent engineering firms are now engaged in preparing a feasibility report with respect to the reserves at the Zod and Meghradzor mines which the Company anticipates will be completed within the next three months, although there can be no assurance of such result.

           While the Company has been advised that proven reserves exist in the Tailings Project, and that the mining thereof can be done on a profitable basis, there can be no assurance of such result.

      (c)  FINANCING OF THE ARMENIAN MINING PROJECT - FIRST DYNASTY MINES LTD.

           Throughout 1996 and into January 1997, the Company had discussions with many unrelated parties in connection with arranging for the financing of the Tailings Project. As of January 31, 1997, the Company and GGA reached an agreement with First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ. Under such preliminary agreement, First Dynasty acquired the right, subject to certain conditions, to advance funds in stages necessary for the implementation of the Tailings Project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

           The Company, GGA and First Dynasty entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above projects (the "FDM Agreement"). The principal terms of the FDM Agreement are set forth below:

           1. First Dynasty agreed to advance a maximum of $24,510,000 to GGA under the FDM Agreement, which amounts will be advanced as debt, which is convertible into stock of GGA at First Dynasty's option or is automatically converted into such stock under certain circumstances as described below:

                 (a) Upon First Dynasty making advances of $6,490,000, such amount will then be automatically converted into 25% of the capital stock of GGA (which occurred in October 1997).

                 (b) The next $3,520,000 of debt, together with the advance described in 1(a) above, is convertible into 51% of the capital stock of GGA at First Dynasty's option.

                 (c) For every additional $.5 million invested for expenditures advanced in respect of the development of the Zod and Meghradzor mines (excluding the $10 million Tailings Project expenditure) as a loan to GGA, such debt is convertible at First Dynasty's option into an additional 1% of the capital stock of GGA, up to a maximum of 80% of the issued and outstanding shares of capital stock of GGA. Thus, upon advancing a total of $24,510,000 in the Armenian mining projects, First Dynasty would be entitled to acquire 80% of the shares of GGA if First Dynasty elects to convert all of its debt into equity. As of December 31, 1997, First Dynasty had advanced $17,510,000 for 66% of the common shares.

           2.    (a)  Upon obtaining 80% of the capital stock of GGA, or upon making aggregate advances of $24,510,000, First Dynasty would be required to acquire the remaining 20% of the outstanding shares of capital stock of GGA within 18 months after making such total of advances by issuance of 4,000,000 shares of its common stock, except that such number of shares wil be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines (which are established at the end of such 18-month period) exceed five million ounces.

                 (b) First Dynasty further agreed to use its best efforts to issue freely tradeable First Dynasty shares to GGA if it is feasible to do so in connection with a contemporaneous public offering of shares of First Dynasty stock or, alternatively, special warrants to acquire shares of common stock of First Dynasty without payment therefor (each of which would be exercisable into one share of First Dynasty common stock) in a form and substance satisfactory to all parties, pursuant to a prospectus filed with the applicable Canadian securities regulatory authorities.

                 (c) In the event of a violation of First Dynasty's obligations to pay the Company 4,000,000 shares of its common stock or greater amount, or to arrange for the issuance of freely tradeable shares pursuant to the mechanisms contemplated in the FDM Agreement, the Company would be able to require First Dynasty to specifically perform its obligations pursuant to the grant of an injunction or other appropriate decree of specific performance by any court having equity jurisdiction over the parties.

           3.    (a)  First Dynasty's agreement to continue funding under
                      the FDM Agreement is subject to the following conditions:

                      (i) all of the representations and warranties of GGA were true as of the date of the execution and delivery of the FDM Agreement;

                      (ii) neither the Company nor GGA (prior to the actual implementation of the appointment of First Dynasty's designees as three directors of
                                 GGA) will have breached in any material
                                 respects any of its covenants under the FDM
                                 Agreement; and

                      (iii) with respect to any advances in excess of $10,000,000 or the issuance of any shares of First Dynasty stock, First Dynasty will have obtained the approval of the Toronto Stock Exchange.

                 (b) First Dynasty's rights under the FDM Agreement remain exclusive for so long as First Dynasty continues to fulfill its obligations under the FDM Agreement and GGA continues to fulfill its obligations under any joint venture agreement in Armenia, except that First Dynasty's rights will cease to be exclusive if (i)the Company notifies First Dynasty in writing that First Dynasty is in default under the FDM Agreement or that GGA is in default under any Armenian joint venture agreement, and (ii)First Dynasty fails to cure such default within 45 days thereafter but, in any event, prior to the expiration of any cure period to which GGA is subject if First Dynasty's default results in a default by GGA under any joint venture agreement.

           4.    (a)  First Dynasty agreed to pay the Company $400,000 for use at its option to defray its expenses in participating in the negotiation of the second Armenian joint venture agreement, which is now occurring, of which $200,000 was paid upon the execution and delivery of the FDM Agreement, and the balance of $200,000 to be paid on June 30, 1998.

                 (b) Although not reflected in the FDM Agreement, First Dynasty also agreed to pay up to $150,000 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997. Such reimbursement in the amount of $141,155 occurred in June 1997.

           5. Upon the formation of AGRC Exploration, a limited liability company to be formed under the laws of Armenia and ending on December 31, 2009, the Company will be entitled to elect to participate with GGA in any exploration projects undertaken by AGRC Exploration up to a level of 20% of GGA's rights in any exploration project. GGA and the Company also agreed to enter into a mutually acceptable participation agreement in respect of any exploration project.

           6. GGA agreed to retain Robert A. Garrison as a consultant for a three-year period commencing February 1, 1997 pursuant to the terms of the consulting agreement entered into between such parties. Under such agreement, Mr. Garrison will serve as a Director and Senior Vice President of GGA, will assist it in furtherance of its business interests under the supervision of the Board of Directors of GGA, and provide ongoing management as the Board of Directors of GGA reasonably requests of him from time to time. Mr. Garrison agreed to devote 50% of his time and attention to the performance of his services under such agreement in his capacity as an independent contractor. Such agreement is terminable by the consultant upon 90 days prior written notice to GGA (or lesser notice if GGA agrees to such shorter period), or for cause (as defined therein), or without cause which, in such latter case, would require GGA to pay Mr. Garrison the amount of his consulting fees remaining unpaid under such agreement.

           7. The parties also entered into a shareholders agreement providing for, among other things, the following:

                 (a) From the inception of the agreement and until First Dynasty shall acquire 80% of the issued and outstanding common stock of GGA, First Dynasty's designees serve as three of the five directors of GGA, including Marcus Randolph, the President of First Dynasty, and Drury J. Gallagher and Robert A. Garrison, the Company's Chairman and Chief Executive Officer and the President and Chief Operating Officer, respectively, serve as the Company's designees. If the size of the board is increased thereafter, each party will have the right to designate such number of its designees as members of the Board of Directors as shall be proportionate to the number of designees established under such agreement. As a result of this provision, First Dynasty now controls the Board of Directors of GGA.

                 (b) The Board of Directors of GGA will act by the vote of majority of its members, except that the unanimous vote of the board is required to take action on the following matters:

                      (i) the sale, lease or any disposition of substantially all of the assets of GGA;

                      (ii) the sale or assignment of any interest of GGA in any joint venture company in which GGA is a shareholder or equity participant or has provided financing in excess of $250,000; or

                      (iii) the financing of any of the projects contemplated under the FDM Agreement other than when such financing is provided solely by First Dynasty.

                 (c) In the event that the FDM Agreement becomes non-exclusive pursuant to the provisions thereof, then First Dynasty shall have the right to designate only one director of GGA, the Company shall have the right to designate one director of GGA, and the party or parties who provide financing required under the then applicable provisions of the contemplated second Armenian joint venture agreement will have the right to appoint three designees to the Board of Directors of GGA, simultaneously with the execution and delivery of any financing agreement relating thereto or upon the payment of the first funding thereunder (and the Company will have the right to participate in the financing described in such provision).

                 (d) Each party cannot sell, transfer or pledge its shares of ordinary shares of GGA, except that each party may transfer its interest to a corporation, partnership or limited liability which is wholly owned by the transferring party. During the period that First Dynasty rights under the FDM Agreement remain exclusive, neither shareholder has any right to sell or transfer the shares of GGA stock owned by it. Furthermore, if a stockholder receives a bona fide offer to sell its GGA shares, GGA and, thereafter the non-selling stockholder, has the right to purchase the stock in question at the offered price, each for successive 30-day periods. If such right of first refusal is exercised, the purchaser is required to pay the full purchase price in immediately available funds or by wire transfer. Alternatively, the non-selling shareholder may exercise so-called tag along rights and participate on a pro rata basis in the sale of shares of GGA of both the recipient of the offer and the non-selling shareholder to the offeror. If such right of first refusal or tag along right is not exercised, then the seller may sell its shares of GGA to the offeror on the terms described in the offer within 120 days after receipt of such offer and, provided further that such third party signs an instrument in writing agreeing to be bound by all of the terms and conditions of the stockholders agreement.

                      The Company, GGA and First Dynasty amended the shareholders agreement as of May 13, 1997 to provide, among other things, that it will be governed by the New York (instead of Cayman Islands) law.

           8. Each party is entitled to engage in any other activities or business or mining or other investments outside of Armenia and will not be required to account to any other party for any profits derived from such permitted activities, businesses or investments.

                 Pursuant to the FDM Agreement, the First Dynasty carried out certain initial commitments described below:

                 (a) First Dynasty loaned $1,350,000 to GGA in two installments of $675,000 each to repay such amount of payables attributable to GGA, and such amounts were disbursed according to the agreement.

                 (b) Upon the signing of the $640,000 Tailings Dam Construction Contract with Armhydro, First Dynasty funded $96,000 and, thereafter, First Dynasty funded the balance.

                 (c) First Dynasty agreed to guarantee or co-sign for up to $3,500,000 of the equipment purchase contract and up to $1,000,000 of the engineering, procurement, construction management agreement between AGRC and a Canadian engineering firm. Also, First Dynasty agreed to advance funding for expenditures thereunder as jointly agreed by the Company and First Dynasty from time to time, subject to certain cancellation provisions agreed to by First Dynasty.

                (d) First Dynasty created a credit facility of up to $1,000,000 for Armgold.

                      As of December 31, 1997, First Dynasty claims it had advanced $20,105,960 in total project costs. Comparable financing information for March 31, 1998 was not available at the filing date of this report.

           9.    MINING PLANS

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

(C)   JET-LINE ENVIRONMENTAL SERVICES, INC.

      Jet-Line Environmental Services, Inc. ("Jet-Line") is a privately-held Delaware corporation organized in 1970 and is engaged in providing various environmental clean-up services for a variety of customers, including fuel service, laboratory services, disposable services, transportation and safety, and compliance services.

      On April 21, 1993 the Company loaned $300,000 to Jet-Line, which is evidenced by Jet-Line's promissory note that is convertible into 20% of Jet-Line's common stock, 25% of its common stock upon the payment (upon conversion) to Jet-Line of $37,500 at the option of the Company, and 30% of its common stock upon the payment

      (upon conversion) to Jet-Line of $100,000 at the Company's option, as provided therein (the "Jet-Line Note"). The Jet-Line Note, which matured on April 21, 1996 and which was restructured on May 13, 1996, is secured by a pledge of transportation equipment, machinery and equipment used in Jet-Line's business, and a Jet-Line owned warehouse and office laboratory building totalling 22,500 square feet located on one acre of land. The total appraisal value of the assets when made in part in December 1992 and in part in early 1993 was in excess of a total of $1,500,000. But, the Company does not know the appraised value of such collateral at present since no updated appraisal of such assets has been made. Prior to such transaction, Jet-Line had no affiliation of any kind with the Company or its stockholders.

      Since Jet-Line experienced operating losses and lacked adequate liquid resources, Jet-Line defaulted under the May 13, 1996 loan extension agreement between the parties. In addition, Jet-Line advised the Company in early March 1997 that it received a notice of the revocation of its license to operate its business in Massachusetts, and of a $100,000 fine from the Massachusetts environmental authorities. Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. Jet-Line then attempted to sell its facility in Massachusetts, but could not do so. As a result, the Massachusetts environmental authorities ordered the waste treatment facility in Stoughton, Massachusetts to be closed and assumed the environmental clean-up responsibility at the plant.

      In addition, the Company also learned that the Business Loan Center, another creditor of Jet-Line, is also attempting to sell assets of Jet-Line in which it holds a security interest. The Business Loan Center made a U. S. Small Business Administration guaranteed loan of approximately $550,000 to Jet-Line in 1994 and obtained a first lien on certain enumerated assets of Jet-Line. The Company at such time subordinated its loan thereto, except with respect to certain automotive and truck assets and other equipment as to which the Company retained its first security interest. The Company is currently disputing the Business Loan Center's position that such creditor has a senior security interest in the assets being sold. But, there can be no asurance as to the outcome thereof. Moreover, the Company believes that the value of the assets held by it as collateral is negligible. Thus, there can be no assurance that the Company will ultimately be paid the full principal amount of, and accrued interest on, the Jet-Line Note. Consequently, the Company treated such loan as worthless

      REVENUES: During the three-month period ended March 31, 1998, the Company's interest and royalty income was $279, which was approximately the same amount for the same period last year.

      ADMINISTRATIVE AND OTHER EXPENSES: The Company's administrative and other expenses for the three-month period ended March 31, 1998 were $28,272, which represented a decrease from the amount paid or accrued of $111,115 in the same period last year. Expense reductions were attributable to the Company's (a)decision not to accrue officers' compensation of $33,334,
      (b)reduction in legal fees related to the Armenian project of $24,819 which are now paid by First Dynasty, (c)reduction in accounting costs of $15,000, and (d)reduction in rent by 50% per month to $1,500 per month.

      LIQUIDITY AND CAPITAL RESOURCES: As of March 31, 1998, the Company's total assets were $209,833, of which $7,697 consisted of cash or cash equivalents.

      The Company's plan of operation for calendar year 1998 is:

           (a) To oversee the implementation of its definitive agreement with First Dynasty with respect to all of the Armenian mining projects contemplated under the Armenian Joint Venture Agreement;

           (b)        To commence the mining of gold pursuant to the Tailings
                      Project;

           (c) To earn the right to mine production and gold processing at the Zod mine in Armenia in accordance with the terms of the Armenian Joint Venture Agreement, or to negotiate obtaining such rights and, in preparation therefor, conclude an engineering feasibility study on the Zod mine; and

           (d) To collect payments of accrued interest and principal, if any, on the $300,000 convertible note issued by Jet-Line to the Company.

      As of March 31, 1998, the Company had liquid assets consisting of cash of approximately $7,697. It is anticipated that First Dynasty will provide or arrange for all of the financing needed in connection with the Tailings Project and such initial financing as is needed in connection with the development of the Zod and Meghradzor mines, although there can be no assurance of such result. In addition, if the Company earmarks a portion of the $200,000 payment from First Dynasty under the FDM Agreement to cover administrative and professional costs, the Company should be able to meet its monthly administrative expenses during 1998 which average approximately $5,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs, although there can be no assurance that the Company will use all of such funds for such purpose. However, the Company may receive further additional financing in 1998 to cover the latter types of costs (and for general corporate purposes), and its contemplated financing source is as follows:

      Pursuant to the offering of $500,000 principal amount of the convertible notes of the Company, the Company issued warrants to purchase 4,000,000 shares of its common stock at an exercise price of $0.50 per share. By virtue of the one for ten reverse split of the Company's common stock effective as of December 31, 1996, the warrants were converted into warrants to purchase 400,000 shares of the Company's common stock at an exercise price of $5 per share. On January 23, 1997, the Company amended the warrants to reduce the exercise price to $1 per share and to extend the expiration date until December 31, 1997. On December 12, 1997, the Company again amended the warrants to reduce the exercise price to $0.125 per share and to extend the expiration date until December 31, 1998. If the warrants were exercised in full, the Company would receive $50,000 in gross proceeds. The Company does not know whether any of the warrants will be exercised and, accordingly, there can be no assurance of such result.

      Nevertheless, there can be no assurance that any one or more of the above financings will be provided or, if so, on terms acceptable to the Company. In the event that no contemplated financing is consummated, the Company believes that it has sufficient financial resources to meet its obligations through December 31, 1998.

      Based on the Company's needs for additional financing of its operations, Mr. Gallagher agreed to continue to advance funds to the Company for such purpose through June 30, 1997 if he was paid in full by such date or earlier out of the proceeds of any financing received by the Company in excess of $500,000, and provided that the Company also secured his loan with the Jet-Line Note, which the Company agreed to do. The Company discharged its loan of $192,000 from Mr. Gallagher in full on May 19, 1997 by paying him such sum plus interest thereon of $14,058.49 on such date. The Company has no existing agreement with Mr. Gallagher with respect to any financing of the Company's future operations.

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

         In December 1997 the Company brought an action against Eyre, the Parry-Beaumont Trust and Kevin Parry, individually, in the United States District Court for the Southern District of New York, bearing Docket No. 98 Civ. 0009, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

         The defendants denied such claims and asserted counterclaims against the Company seeking damages in an undetermined amount against the Company and seeking a declaratory judgment voiding the Second Restructuring Agreement (as defined herein in Section 12(A)). In addition, Eyre and the Parry- Beaumont Trust brought a third-party complaint against Drury J. Gallagher and Robert A. Garrison, individually, seeking, among other things, damages in excess of $75,000 and directing Messrs. Gallagher and Garrison to return the 2,000,000 shares of the Company's common stock issued to them by the Company in January 1997.

         The respective parties have served notice to take the deposition of the other parties in the action and made requests for the production of documents. At a meeting held with the Court on April 1, 1998, the parties agreed to a scheduling order in part.

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

         Not applicable

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         1.   (a) The following documents are filed as part of this report:
              Financial Statement of the Company (unaudited), including Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders' Equity, Statement of Cash Flow and Notes to Financial Statement as at and for the period ended March 31, 1998.

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

                                              GLOBAL GOLD CORPORATION

      Dated:  May 11, 1998                By:  /S/   DRURY J. GALLAGHER
                                               ------------------------
                                          Drury J. Gallagher, Chairman
                                          and Chief Executive Officer