Form 10QSB
period 1998-06-30
GLOBAL GOLD CORP
filed 1998-08-14
CIK 319671

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(MARK ONE)
         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

    As of June 30, 1998, there were 4,348,114 shares of the registrant's common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes     No  X .
                                                                   ---    ---

                                  TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Financial Statement:
         Balance Sheet - as of June 30, 1998 and December 31, 1997 ...........4

         Statement of Income and (Loss) - for the three- and six-month periods ended June 30, 1998 and for the development stage period January 1,
         1995 through June 30, 1998 ..........................................5

         Statement of Changes in Stockholders Equity - for the period
         January 1, 1998 through June 30, 1998 and for the development stage period January 1, 1995 through June 30, 1998 ........................6

         Statement of Cash Flow - for the periods January 1, 1998 through
         June 30, 1998 and January 1, 1997 through June 30, 1997 and the development stage period January 1, 1995 through June 30, 1998.......8

         Notes to Financial Statement (unaudited) ............................9

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operation.........................................................24

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                              Financial Statements
                                   (Unaudited)

                                  June 30, 1998

Exhibit                                                                                   Page
-------                                                                                  ------

     A            Balance Sheets - as of June 30, 1998                                       1
                  and December 31, 1997


     B            Statements of Income and (Loss) - For the three- and                       2
                  six-month periods ended June 30, 1998, and the
                  development stage period January 1, 1995 through
                  June 30, 1998


     C            Statement of Changes in Stockholders' Equity - For the                 3a/3b
                  period January 1, 1998 through June 30, 1998, and the
                  development stage period January 1, 1995 through June 30, 1998

     D            Statements of Cash Flow - For the periods January 1,                       4
                  1998 through June 30, 1998 and January 1, 1997
                  through June 30, 1997, and the development stage
                  period January 1, 1995 through June 30, 1998


                  Notes to Financial Statements                                           5-19




                                                                          Page 1
                                                                       Exhibit A

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                                                 June 30, 1998          December 31, 1997
                                                                 (unaudited)                (audited)
                                                                 -------------          -----------------
CURRENT ASSETS
     Cash                                                           $    4,704.             $ 13,067.
     Money Market Investment                                             1,074.               53,277.
                                                                   ------------            ----------
                                                                         5,778.               66,344.
                                                                   ------------            ----------
OTHER ASSETS
     Notes receivable - First Dynasty Mines Ltd.                       200,000.              200,000.
     Investment in Global Gold Armenia Limited                               1.                    1.
                                                                   ------------           -----------
                                                                       200,001.              200,001.
                                                                   ------------           -----------
TOTAL ASSETS                                                         $ 205,779.            $ 266,345.
                                                                   ------------           -----------
                                                                   ------------           -----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Officers' compensation payable                                  $ 125,000.            $  60,734.
     Accounts payable and accrued expenses                             113,788.               99,755.
     Loans payable - officers                                           20,000.             -  -  -  -
                                                                     ----------            ------------
                                                                       258,788.              160,489.
                                                                     ----------            ------------
STOCKHOLDERS' EQUITY - Exhibit C
     Common stock $0.001 par, 100,000,000 shares authorized
         4,348,114 shares issued and outstanding                         4,348.                4,348.
     Paid-in capital - dormant period                                3,236,602.            3,236,602.
     Paid-in capital - development stage                             1,493,223.            1,493,223.
     Retained earnings - dormant period                             (2,907,648.)          (2,907,648.)
     Retained earnings - development stage                          (1,879,534.)          (1,720,669.)
                                                                   ------------          ------------
                                                                       (53,009.)             105,856.
                                                                   ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 205,779.            $ 266,345.
                                                                   ------------          ------------
                                                                   ------------          ------------





See Notes to the Financial Statements.

                                                                          Page 2
                                                                       Exhibit B

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                         Statements of Income and (Loss)
                                   (Unaudited)

                                                                                                        January 1, 1995
                                                              April 1, 1998         January 1, 1998   (development stage)
                                                                 through               through              through
                                                              June 30, 1998         June 30, 1998        June 30, 1998
                                                              ---------------       ---------------      -------------
REVENUE                                                       $  -  -  -  -         $  -  -  -  -        $  -  -  -  -
                                                              ---------------       ---------------      -------------
EXPENSES
     Officers' compensation                                        37,500.                75,000.              513,334.
     Legal                                                         35,103.                43,180.              511,529.
     Accounting and auditing                                       17,500.                22,500.              123,448.
     Transfer agent and securities fees                          -  -  -  -           -  -  -  -                12,446.
     Proxy costs                                                 -  -  -  -           -  -  -  -                26,555.
     Office expense                                                 7,587.                18,132.              111,364.
     Travel                                                            92.                    92.               43,234.
     Rent                                                        (  4,500.)            -  -  -  -               72,000.
                                                              ---------------       ---------------      -------------
OPERATING (LOSS)                                                 ( 93,282.)             (158,904.)          (1,413,910.)

OTHER INCOME (EXPENSES)
     Interest and royalty income                                       80.                   359.                4,921.
     Organization costs                                          -  -  -  -           -  -  -  -              (  4,800.)
     Interest expense                                            -  -  -  -           -  -  -  -              ( 14,821.)
     Provision for bad debts                                     -  -  -  -           -  -  -  -              (325,000.)
     Write-off investment in Georgia mining interests            -  -  -  -           -  -  -  -              (135,723.)
     Gain on sale of interest in Global Gold Armenia Limited     -  -  -  -           -  -  -  -                12,875.
                                                              ---------------       ---------------      -------------
(LOSS) BEFORE INCOME TAXES                                       ( 93,202.)             (158,545.)          (1,876,458.)
     Income taxes                                                    (170.)                 (320.)              (3,076.)
                                                              ---------------       ---------------      -------------
NET (LOSS)                                                       $(93,372.)            $(158,865.)         $(1,879,534.)
                                                              ---------------       ---------------      -------------
                                                              ---------------       ---------------      -------------
NET (LOSS) PER SHARE                                              $(  .021)                $(.037)
                                                              ---------------       ---------------
                                                              ---------------       ---------------






See Notes to the Financial statements.

                                                                         Page 3a
                                                                       Exhibit C

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity

                                   (Unaudited)

                                                           Paid-in      Retained        Retained       Paid-in
                               Issued and                  Capital      Earnings        Earnings       Capital
                              Outstanding     Common      (Dormant      (Dormant      (Development  (Development
                                Shares        Stock        Period)       Period)         Stage)         Stage)        Total
                              -----------   ----------   -----------  -------------   ------------   -----------   ----------

Stockholders' equity
    December 31, 1994            898,074.    $ 89,807.    3,147,693.  $(2,907,648.)   $ -  -  -  -    -  -  -  -   $ 329,852.

Net Loss January 1 -
    December 31, 1995                       -  -  -  -    -  -  -  -     (361,345.)                    (361,345.)

Adjustment re: restatement of
    par value                                 (88,909.)      88,909.    -  -  -  -      -  -  -  -    -  -  -  -   -  -  -  -

Eyre acquisition               1,000,000.       1,000.                                                  849,000.     850,000.

Proceeds through private
    offering                     200,000.         200.    -  -  -  -    -  -  -  -      -  -  -  -      421,373.     421,573.
                              -----------   ----------   -----------  -------------   ------------   -----------   ----------

Stockholders' equity
    December 31, 1995          2,098,074.       2,098.    3,236,602.   (2,907,648.)      (361,345.)   1,270,373.   1,240,080.

Net Loss January 1 -
    December 31, 1996          -  -  -  -   -  -  -  -    -  -  -  -    -  -  -  -       (668,577.)   -  -  -  -    (668,577.)

Warrants exercised                    40.   -  -  -  -    -  -  -  -    -  -  -  -      -  -  -  -          100.         100.
                              -----------   ----------   -----------  -------------   ------------   -----------   ----------
Stockholders' Equity
    December 31, 1996          2,098,114.    $  2,098.   $3,236,602.  $(2,907,648.)   $(1,029,922.)  $1,270,473.   $ 571,603.
                              -----------   ----------   -----------  -------------   ------------   -----------   ----------
                              -----------   ----------   -----------  -------------   ------------   -----------   ----------



See Notes to the Financial Statements.

                                                                         Page 3b
                                                                       Exhibit C

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity

                                   (Unaudited)

                                                          Paid-in        Retained        Retained        Paid-in
                              Issued and                  Capital        Earnings        Earnings        Capital
                              Outstanding   Common        (Dormant       (Dormant        (Development    (Development
                              Shares        Stock         Period)        Period)         Stage)          Stage)          Total
                              ----------    ----------    -----------    ------------    ------------    ------------    ----------
Stockholders' equity
    December 31, 1996         2,098,114.    $   2,098.    $3,236,602.   $(2,907,648.)   $(1,029,922.)    $1,270,473.      571,603.

Net Loss January 1 -
    December 31, 1997         -  -  -  -    -  -  -  -     -  -  -  -     -  -  -  -       (690,747.)     -  -  -  -     (690,747.)

Issuance of Common Stock      2,250,000         2,250.     -  -  -  -     -  -  -  -      -  -  -  -        222,750.      225,000.
                              ----------    ----------    -----------    ------------    ------------    ------------    ----------
Shareholders' Equity
    December 31, 1997         4,348,114.    $   4,348.    $3,236,602.   $(2,907,648.)   $(1,720,669.)    $1,493,223.     $105,856.
                              ----------    ----------    -----------    ------------    ------------    ------------    ----------
Net Loss January 1, 1998
    through June 30, 1998     -  -  -  -    -  -  -  -     -  -  -  -     -  -  -  -       (158,865.)     -  -  -  -     (158,865.)
                              ----------    ----------    -----------    ------------    ------------    ------------    ----------
Shareholders' Equity
    June 30, 1998             4,348,114     $   4,348.    $3,236,602.   $(2,907,648.)   $(1,879,534.)     $1,493,223.  $(  53,009.)
                              ----------    ----------    -----------    ------------    ------------    ------------    ----------
                              ----------    ----------    -----------    ------------    ------------    ------------    ----------



In 1997 Global Gold Corporation issued 2,000,000 common shares in exchange for $200,000 in accrued salaries. Also, 250,000 common shares were issued as a Finders Fee in connection with the First Dynasty Mines Ltd. financing.



See Notes to the Financial Statements.

                                                                          Page 4
                                                                       Exhibit D

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statements of Cash Flow
                                   (Unaudited)


                                                                                                          January 1, 1995
                                                         January 1, 1998           January 1, 1997       (development stage)
                                                             through                   through                through
                                                          June 30, 1998             June 30, 1997           June 30, 1998
                                                          ---------------           ---------------         -------------
CASH FLOW FROM DEVELOPMENT
STAGE ACTIVITIES:
     Net loss                                               $(158,865.)               $(227,262.)            $(1,879,534.)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Increase (decrease) in:
         Provision for bad debt                            -  -  -  -                 -  -  -  -                 325,000.
         Write-off of mining investment in Georgia         -  -  -  -                 -  -  -  -                 135,723.
         Organization costs                                -  -  -  -                       480.                  (9,601.)
         Gain on sale of Armenia mining interests          -  -  -  -                 -  -  -  -                 (12,875.)
         Accounts payable, accrued expenses
                and miscellaneous                              78,299.                 (935,806.)                335,237.
                                                          ---------------           ---------------         -------------
Net cash provided (used) by
      Development Stage Activities                           ( 80,566.)              (1,147,234.)             (1,106,050.)
                                                          ---------------           ---------------         -------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Investment in short-term securities                   -  -  -  -                  (150,000.)              -  -  -  -
     Proceeds from sale of Armenia mining
         interests (net of Note Receivable)                -  -  -  -                 -  -  -  -               1,691,155.
     Investment in certain mining interests
         - net of financing                                -  -  -  -                 -  -  -  -               ( 153,494.)
     Deferred costs - mining interests                     -  -  -  -                (3,256,583.)              ( 878,858.)
                                                          ---------------           ---------------         -------------

Net cash (used) by Investing Activities                    -  -  -  -                (3,406,583.)                658,803.
                                                          ---------------           ---------------         -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Loan from First Dynasty Mines Ltd.                    -  -  -  -                 4,576,597.               -  -  -  -
     Net proceeds from private placement offering          -  -  -  -                   200,000.                 421,573.
     Loans payable - officers                                  20,000.                -  -  -  -                  20,000.
     Note payable - officer (net)                                                      (191,000.)              -  -  -  -
     Warrants exercised                                    -  -  -  -                 -  -  -  -                     100.
                                                          ---------------           ---------------         -------------
Net cash (used) provided by Financing Activities               20,000.                4,585,597.                 441,673.
                                                          ---------------           ---------------         -------------
NET INCREASE/DECREASE IN CASH
     CASH - beginning                                          66,344.                      369.                  11,352.
     CASH - end                                                 5,778.                   32,149.                   5,778.
                                                          ---------------           ---------------         -------------
                                                            $  60,566.                $  31,780.                $  5,574.
                                                          ---------------           ---------------         -------------
                                                          ---------------           ---------------         -------------
SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                                       $     320.               $     352.                $  1,668.
                                                          ---------------           ---------------         -------------
                                                          ---------------           ---------------         -------------
     Interest paid                                           -  -  -  -               $   7,090.                $ 14,821.
                                                          ---------------           ---------------         -------------
                                                          ---------------           ---------------         -------------




NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1995 Global Gold Corporation issued one million shares of common stock for certain mining interests, with an estimated value of $850,000 (Note 5). In 1997 Global Gold Corporation issued 2,000,000 common shares in exchange for $200,000 in accrued salaries. Also, 250,000 common shares were issued as a Finders Fee in connection with the First Dynasty Mines Ltd. financing.

See Notes to the Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 1:    ORGANIZATION (AS A DEVELOPMENT STAGE COMPANY) AND ACCOUNTING POLICIES

           Global Gold Corporation (the "Company") was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, had no operating or development stage history from its inception until January 1, 1995. Accordingly, the Company had been dormant until 1995. During 1995 the Company changed its name from Triad Energy Corporation to Global Gold Corporation. An Australian corporation, Eyre Resources N.L. and an affiliate (hereafter "Eyre"), presented to management an opportunity to develop certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. As part of the plan to acquire the mining interests and raise venture capital, the Company increased the number of shares authorized to be issued from ten million to one hundred million. These Republics, which recently won their independence, may be prone to political and economic turmoil which may result in various adverse ramifications.

           The Company has offices in New York City which it leases from Penn-Med Consultants, Inc., which was charging rent in the amount of $3,000 per month to the Company commencing January 1, 1996 through December 31, 1997 for use of the premises, office equipment, facilities, etc. The lease was terminated on December 31, 1997. The Company has three employees.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 3:    COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND EXCHANGE
           COMMISSION

           The Company was incorporated as Triad Energy Corporation on February 21, 1980, and closed a Public Offering of its common stock in January 1981. Several months after the closing of such Public Offering, the Company withdrew the listing of the common stock for trading on NASDAQ because of the theft of substantially all of the cash funds of the Company derived from the proceeds of the Public Offering by its then president, Samuel McNell, in July 1981. The case has long since gone through the judicial system and Samuel McNell is no longer an officer, director, employee or in any other fashion doing business with the Company. After the consummation of the Public Offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. The Company filed its Form 10-KSB for the calendar years 1994, 1995, 1996 and 1997, its Form 10-Q for all quarters in 1995 and thereafter, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992-1995,
           1996 and 1997. There can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.

NOTE 4:    DEVELOPMENT STAGE COMPANY

           The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control. These include, without limitation, unanticipated problems and additional costs relating to development, production, marketing and competition. Management must also be successful in securing significant additional investor and/or lender financing and political risk insurance. The Company expects to incur operating losses for the near term and, in any event, until such time as it derives substantial revenues from its investment in the Armenian joint venture.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 5:    ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

           Pursuant to the Asset Purchase Agreement dated June 1995, the Company acquired from Eyre, an Australian corporation, all of its potential interest in its Armenian gold mining project and all of Eyre's potential interest in its Georgia gold and copper mining project (Note 8).

           The Company paid Eyre for the Armenian and Georgian interests as follows:


                Cash                                 $ 153,494
                Note payable                           100,000
                Note payable                            46,506
                                                     ---------
                                                     $ 300,000
                                                     ---------
                                                     ---------




           The Asset Purchase Agreement also provided for the Company to cause the delivery to Eyre and the Parry Beaumont Trust, a Singapore Trust, two million shares of stock, with an estimated value of $850,000, and warrants to acquire an additional one million shares. The Asset Purchase Agreement left Eyre and the Parry Beaumont Trust with two out of five seats on the Board of Directors.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 5:    ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE (continued)

           Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in the Fall of 1996, requested that the Company undertake a reverse split of its common stock (Note 18) to decrease the number of shares outstanding in order to facilitate possible future financings and to reduce the equity stake of certain shareholders who received shares pursuant to the Restructuring Agreement essentially in their capacity as finders. In response thereto, by letter dated December 4, 1996, Eyre and the Parry-Beaumont Trust surrendered their acquisition warrants to purchase 240,000 and 160,000 shares, respectively, of the Company's common stock (a total of 400,000 shares), and surrendered their right to designate two members of the Board of Directors of the Company. In addition, Eyre agreed to waive its overriding royalties in the Armenian projects and to waive the approximately $146,000 due it under the promissory notes received at the closing of the Second Restructuring Agreement. While Eyre had a 2% overriding royalty on the Armenian mining projects (other than the Tailings Project), the Second Restructuring Agreement referred to the waiver of an overriding royalty of 1.5% on the Armenian projects in reliance on Eyre's earlier agreement to reduce such royalty to 1.5% by virtue of its failure to secure financing from a designated mining company in November 1996. Accordingly, the Company believes that all overriding royalties on the Armenian mining projects have been validly waived.

NOTE 6:    PATTERSON, BELKNAP, WEBB & TYLER, L.L.P.

           The Company retained the law firm of Patterson, Belknap, Webb & Tyler, L.L.P. (PBW&T) to represent the Company in its dealings with the Armenian and Georgian Republics. PBW&T has an international law practice involving commerical, nonprofit and humanitarian issues, and has offices in Moscow. Mr. Van Z. Krikorian, of counsel to PBW&T, has been designated to conduct the negotiations with the Republics. Mr. Krikorian was formerly Armenia's Deputy Permanent Representative to the United Nations.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

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

           As of May 13, 1997, unbilled contingent project charges in excess of the minimum $25,000 per quarter were assumed by First Dynasty Mines Ltd. ("First Dynasty"), payable upon receipt of an executed agreement assigning the rights to the Zod Mine to the Armenian Gold Recovery Company ("AGRC"). Global Gold reversed fees accrued of $76,000 as of that date. Unbilled fees and expenses through June 30, 1998 total approximately $300,000, which will be finalized with First Dynasty.

           In addition, PBW&T performs additional legal services for the Company as requested. Current payables and accruals are approximately $30,000.

NOTE 7:    THE ARMENIAN JOINT VENTURE AGREEMENT

           On February 2, 1996, the Company and Armgold, a division of the Ministry of Industry of the Government of the Republic of Armenia, initialed a Joint Venture Agreement (the "Venture") entitled the Armenian Gold Recovery Company. The Venture was modified May 1, 1996. On June 29, 1996, the Republic of Armenia issued a parliamentary decree authorizing Armgold's joint venture with the Company.

           The Venture may at times be required to obtain various approvals, licenses, permits, etc., on a timely basis. Failure to obtain such from the Armenian government may materially and adversely affect the Company. Pursuant to the May 1, 1996 Venture modification, Armenia, in general, has agreed to have the cost of the approval process be borne against its share of joint venture profits.

           The initial stage calls for processing tailings at the Ararat site and for various studies for gold mining operations at the Zod and Meghradzor sites. Management believes capacities at Zod will be significant. At each site, the Venture calls for the Armenian government to transfer to AGRC free and clear title in the mining rights. The Company wil be required to provide administration, training, management, feasibility studies, technology and business plans, as appropriate.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 7:    THE ARMENIAN JOINT VENTURE AGREEMENT (continued)

           On October 7, 1996, the Armenian government issued a license for a five-year period of implementation of the development plan at Ararat, effective after the registration of the Venture with the appropriate Armenian governmental authorities, in accordance with the applicable Armenian law. The registration of the Venture occurred on November 8, 1996. In addition, the mining engineering firm retained in connection with the Armenian project obtained bulk ore samples from the tailings site for testing in Canada. An independent laboratory which analyzed such samples advised the Company in its written report in February 1997 that the test results showed that approximately one and one-tenth gram of gold was contained in each metric tonne of ore with a 50% recovery, although there can be no assurance thereof.

           Pursuant to the decree issued in connection with the Venture, Global Gold Armenia Limited ("GGA") was required to invest $5,000,000 in the Tailings Project on or before February 1, 1997. Such requirement was deemed satisfied by the parties.

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

           It is not contemplated that the Armenian government will be assigned a value for their contribution of the mine properties and rights to the Venture. International or other accounting standards have not been adopted in the Venture. For the Ararat Tailings Project, once profits are determined they shall be split 50/50 so long as the percentage of recovery of metals per gram per tonne is 70% or more. Based upon a sliding scale, Global's profit share will increase to 66.67% if the recovery rate declines to 50% or less.

           Armenia has permitted a tax holiday for the contemplated Venture as follows: for the first two years there shall be a complete exemption from profits tax. For the third through the tenth year, only 50% of the taxable income shall be taxable.

           The Tailings Project began operations at an official dedication ceremony on February 25, 1998.

           An agreement to contribute the Zod and Meghradzor mines to the Venture was signed on September 30, 1997 and approved by the Armenian government on June 25, 1998 based on a feasibility study prepared by a joint venture between Kilborn-SNC Lavalin and CMPS&F, and submitted on June 8, 1998.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

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

           The original Foundation Agreement called for each partner to advance capital in a 50/50 ratio. Neither international nor any other body of accounting standards have been adapted in the Foundation Agreement.

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

NOTE 9:    NOTES RECEIVABLE

           The Company holds a Note receivable as follows:

             Amount            Interest Rate      Debtor
             ----------        -------------      ------
             $ 300,000         Prime + 2%         Jet-Line Environmental Services, Inc. (Jet-Line)
              (300,000)                           Allowance for doubtful accounts
             ----------
                - 0 -



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

                            GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

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

           Thus, there can be no assurance that the Company will ultimately be paid any of the full principal amount and accrued interest on the Jet-Line Note. Management has not accrued interest on the Note and has fully reserved the loan with an allowance for doubtful accounts of $300,000.

NOTE 10:   OFFICERS' COMPENSATION PAYABLE

           Officers' compensation payable consists of the following:




                                  June 30, 1998
                                  -------------

           Drury J. Gallagher                          $125,000.



           (see Note 15)

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 11:   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           Accounts payable and accrued expenses include the following:

                                 June 30, 1998
                                 -------------

             Legal - General Counsel                    $  24,816.
             Legal - PBW&T (see Note 6)                    29,797.
             Rent                                          18,000.
             Accounting/Auditing                           22,500.
             Other Miscellaneous                           18,675.
                                                        ----------
                                                         $113,788.
                                                         ---------
                                                         ---------



NOTE 12:   NOTES PAYABLE

           Drury Gallagher loaned the Company $192,000. The Note evidencing the loan bears interest at 10% per annum and was due on or before June 30, 1997, together with accrued and unpaid interest. The Note was repaid in full together with interest thereon.

NOTE 13:   CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM

           Pursuant to a Private Placement Offering (the "Offering") dated May 17, 1995, as amended, the Company issued $500,000 of 10% Convertible Notes due December 31, 1996. Expenses in connection with the Offering were $78,427.

           Each $1,000 Convertible Note entitled the holder to 400 shares of common stock and warrants to purchase 800 shares of common stock at an adjusted exercise price of $.50 per share at any time before December 31, 1998. The exercise price was subsequently reduced to $.125 per share to reflect the current market valuation as determined by management.

           In accordance with the Offering, interest was not payable on the Convertible Notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of Convertible Notes were exchanged for 200,000 shares of common stock.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 14:   WARRANTS OUTSTANDING

           The Company had warrants outstanding as follows:

                                               # Shares Right      Price/Share          Expiration
           Warrant Holder(s)                   to Purchase         Exercisable at          Date
           -----------------                   --------------      --------------       ----------
           Stockholders through Note
           Conversion (Note 5)                     400,000             $  .125            12/31/98

           Other                                     4,000             $  5.00            11/30/98
                                                 ---------
                                                   404,000
                                                 ---------
                                                 ---------



NOTE 15: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

           Management presently consists of Mr. Drury J. Gallagher and Mr. Robert A. Garrison. Mr. Gallagher had been President of the Company and a stockholder since 1981; he is currently Chairman of the Company. Mr. Garrison was subsequently hired to oversee mining and related financing activities, and is currently President. Messrs. Gallagher and Garrison entered into employment agreements with the Company effective July 1, 1995. Each was entitled to receive a base salary of $100,000 per year for 50% of their time for a three-year term. The employment agreements called for automatic annual increases as defined. The Board of Directors of the Company may award bonuses up to 50% of base compensation. On February 1, 1997 Mr. Garrison's employment agreement was cancelled and replaced with a GGA consulting contract. Mr. Gallagher's base salary was increased to $150,000 per year on July 1, 1997.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 15: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (continued)

           GGA agreed to retain Robert A. Garrison as a consultant for a three-year period commencing February 1, 1997 for $150,000 per annum pursuant to the terms of the consulting agreement entered into between such parties. Under such agreement, Mr. Garrison will serve as a Senior Vice President and Director of GGA, will assist it in furtherance of its business interests under the supervision of the Board of Directors of GGA and provide ongoing management as the Board of Directors of GGA reasonably requests of him from time to time. Mr. Garrison agreed to devote 50% of his time and attention to the performance of his services under such agreement in his capacity as an independent contractor. Such agreement is terminable by the consultant upon 90 days prior written notice to GGA (or lesser notice if GGA agrees to such shorter period), or for cause (as defined therein) or without cause which, in such latter case, would require GGA to pay Mr. Garrison the amount of his consulting fees remaining unpaid under such agreement. Such agreement is in lieu of the above-mentioned salary. The consulting agreement was terminated on July 24, 1998 with the payment of consulting fees through that date and the issuance of 500,000 special warrants of First Dynasty convertible into common shares, deliverable on or before August 31, 1998.

NOTE 16:   NON-UNITED STATES WHOLLY-OWNED SUBSIDIARIES/INCOME TAX MATTERS

           On November 29, 1995, the Company formed Global Gold Armenia Limited and Global Gold Georgia Limited, which were respectively assigned the Armenian and Georgian mining rights from Eyre at the closing on December 1, 1995 (Note 5). The two subsidiaries are Cayman Island entities which were granted a twenty-year tax exemption from any law of that jurisdiction which hereafter imposes any tax to be levied on profits, income, gains or appreciation, commencing December 19, 1995.

           The Company experienced net operating losses for each of the years ended December 31, 1996 and 1997, and the six-month period ended June 30, 1998. The Company has elected to carryforward such losses for federal income tax purposes and offset future taxable earnings. However, since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded.

           The offshore companies were formed in part as a result of the concerns of Eyre, the previous Australian owner of the mining rights and presently a substantial non-controlling stockholder group of the Company, that they not be exposed to two layers of corporate taxation: United States and Australia. The Company will obtain a tax opinion on the transaction, which will also seek to give greater comfort to current and future U.S. and non- U.S. shareholders, that the structure will in fact satisfy realistic income tax goals of all concerned parties.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 19:   FIRST DYNASTY MINES LTD.

           The Company, GGA and First Dynasty, a Canadian public company, entered into a preliminary agreement dated January 27, 1997, whereby First Dynasty agreed to advance funds in stages necessary for the development of the Armenian mining projects.

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

           First Dynasty carried out certain initial commitments in February 1997. They loaned GGA $675,000 to pay outstanding payables, agreed to fund the $640,000 Tailings Dam Construction Contract and agreed to guarantee or co-sign up to $3,500,000 of the equipment purchase contract and up to $1,000,000 of the Engineering, Procurement and Construction Management Services Contract between the Venture and a Canadian engineering firm. First Dynasty further agreed to loan the Company an additional $675,000 to cover the balance of the oustanding payables.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 19:   FIRST DYNASTY MINES LTD. (continued)

           In addition, First Dynasty agreed to pay the Company $400,000 to defray its expenses in participating in the negotiation of the second Armenian Joint Venture Agreement, of which $200,000 was paid upon the execution and the delivery of the FDM Agreement, and the balance of $200,000 was due to be paid on June 30, 1998. This amount is recorded as a Note Receivable as of June 30, 1998. Although not reflected in the FDM Agreement, First Dynasty also paid the Company $141,155 on May 15, 1997 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997. The total cash and notes received of $1,891,155 from First Dynasty was offset against the investment in Armenia mining interests of $944,465, deferred costs as of December 31, 1997 as adjusted of $929,015 and organization costs of $4,800, resulting in a profit of $12,875.

           As of December 31, 1997, First Dynasty had advanced $18,270,874, of which $17,510,000 of the loans were converted into 66% of the capital per the FDM Agreement. All such funds were paid into the Venture (Note 7). Financial information for the six months ended June 30, 1998 was not available at the filing date of this report. Financial information for the 34% owned unconsolidated affiliate accounted for by the equity method as of December 31, 1997 is as follows:


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
                                                  -----------
                                                 $20,105,960.
                                                 ------------
                                                 ------------



           The Company is a development stage company and, as such, has no revenues or expenses.

           At present, the Company and GGA, in conjunction with First Dynasty, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the amended Armenian Joint Venture Agreement on September 30, 1997, subject to the passage of a parliamentary decree approving it. The Armenian government passed a governmental decree on June 25, 1998. On July 24, 1998 First Dynasty and the Company entered into an agreement to accelerate the issuance of the 4,000,000 special warrants exchangeable at no cost into an equal amount of First Dynasty common shares. The warrants will be distributed by August 31, 1998 in exchange for the Company's forgoing any increase in shares proportional to the extent that mineable reserves exceed five million ounces. The feasibility study issued on June 8, 1998 using current gold prices and production costs outlined an economically mineable reserve of one million five hundred thousand ounces. The Company will retain the right until December 31, 2009 to elect to participate at a level of up to twenty percent with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1998

NOTE 19:   FIRST DYNASTY MINES LTD. (continued)

           In connection with the First Dynasty financing, the Company paid a Finders Fee of 125,000 shares of its common stock to each of Walker Investments Ltd. and Alpine Holdings Ltd. at $.10 per share which approximated fair market value as determined by management.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1998

(A)   GENERAL OVERVIEW

      Global Gold Corporation (the "Company") is presently engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States. The Company is currently in the pre-development stage and has not received any revenues from mining activities. Prior thereto, the Company did not engage in any substantial business activities, except as described in Section 1 (D) entitled "Prior History of the Company" reflected in Form 10-KSB filed by the Company for the period ended December 31, 1997.

(B)   ARMENIAN MINING PROJECT

      (a)  ARMENIAN JOINT VENTURE AGREEMENT

           The Company, the Ministry of Industry of Armenia and Armgold, S.E., the Armenian state gold enterprise ("Armgold"), executed and delivered the Armenian Joint Venture Agreement (the "Venture") dated May 1, 1996. The Company thereafter assigned its rights and obligations thereunder to Global Gold Armenia Limited ("GGA"), its wholly-owned Cayman Islands subsidiary. The Venture formed the Armenian Gold Recovery Joint Venture Co., L.L.C. ("AGRC"), a limited liability company under Armenian law, which will construct, operate and market the gold production and provide capital and financing in a multistage development of the Armenian gold industry. Stage 1 of the Venture involves the processing of an estimated 12 million tonnes of tailings from the Ararat processing plant (the "Tailings Project"), which the Company believes average one and one tenth gram of gold per tonne (based on the independent metallurgical study obtained by the Company), and the completion of a comprehensive feasibility study and business plans for the development of the Zod mine. Based on the business plans to be approved by all parties, Stage 2 calls for the rehabilitation of the Ararat Gold Processing Plant and for mine development at the Zod and Meghradzor mines, and engineering and building a gold processing plant at the Zod mine. Stage 3 calls for increased production at the Zod mine, a feasibility study for a gold refinery, and exploration activity.

           The Company, the Ministry of Armenia and Armgold executed and delivered the Second Armenian Joint Venture Agreement dated September 30, 1997 which, among other things, provides for the right of AGRC to mine and process gold at Zod and Meghradzor mines, and also eliminated certain specific exploration sites from the original agreement while still recognizing AGRC's right to participate in exploration activity at a future date. On June 25, 1998 the Armenian government approved the contribution of the Zod and Meghradzor mines into the Venture company.

      (b)  TAILINGS PROJECT

           The parties have begun to implement the Tailings Project. As of February 1, 1997, GGA had a definitive agreement authorized by an Armenian government decree granting it fixed rights to process tailings from the Ararat site, as well as a license and environmental approval for construction.

           Pursuant to the Venture, AGRC engaged in the construction of the Tailings Project. AGRC entered into a Tailings Dam Construction Contract with Armhydro for $640,000 on January 31, 1997. AGRC also retained a Canadian engineering firm, under a contract for Engineering, Procurement and Construction Management Services dated January 31, 1997, under which the compensation payable to the contractor under Phase I of the project is $4,500,000, which was later increased to up to $10,000,000. Operation of the tailings processing plant began on February 25, 1998. Independent engineering firms prepared a feasibility report with respect to the reserves at the Zod and Meghradzor mines which was completed on June 8, 1998.

      (c)  FINANCING OF THE ARMENIAN MINING PROJECT - FIRST DYNASTY MINES LTD.

           Throughout 1996 and into January 1997, the Company had discussions with many unrelated parties in connection with arranging for the financing of the Tailings Project. As of January 31, 1997, the Company and GGA reached an agreement with First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ/Bulletin Board. Under such preliminary agreement, First Dynasty acquired the right, subject to certain conditions, to advance funds in stages necessary for the implementation of the Tailings Project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

           The Company, GGA and First Dynasty initially entered into a definitive agreement (the "FDM Agreement") dated May 13, 1997 reflecting the final agreement of the parties with respect to the above projects, and amended the FDM Agreement on July 24, 1998 as described in 9(a) below. The principal terms of the FDM Agreement are set forth below:

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

                 (b) The next $3,520,000 of debt, together with the advance described in 1(a) above, is convertible into 51% of the capital stock of GGA at First Dynasty's option (which occurred in December 1997).

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

           2. (a) Upon obtaining 80% of the capital stock of GGA, or upon making aggregate advances of $24,510,000, First Dynasty would be required to acquire the remaining 20% of the outstanding shares of capital stock of GGA within 18 months after making such total of advances by issuance of 4,000,000 shares of its common stock, except that such number of shares will be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines (which are established at the end of such 18-month period) exceed five million ounces.

           On July 24, 1998 First Dynasty and the Company entered into an agreement to accelerate the issuance of the 4,000,000 special warrants exchangeable at no cost into an equal amount of First Dynasty common shares. The warrants will be distributed by August 31, 1998 in exchange for the Company's forgoing any increase in shares proportional to the extent that mineable reserves exceed five million ounces. The feasibility study issued on June 8, 1998 using current gold prices and production costs outlines an economically mineable reserve of one million five hundred thousand ounces. The Company will retain the right until December 31, 2009 to elect to participate at a level of up to twenty percent with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

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

            4.   (a)  First Dynasty agreed to pay the Company $400,000 for
                      use at its option to defray its expenses in participating in the negotiation of the Second Armenian Joint Venture Agreement, which is now occurring, of which $200,000 was paid upon the execution and delivery of the FDM Agreement. The $200,000 balance was paid $50,000 on July 28, 1998, with the remaining balance to be paid on or before August 30, 1998.

                 (b) Although not reflected in the FDM Agreement, First Dynasty also agreed to pay up to $150,000 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997. Such reimbursement in the amount of $141,155 occurred in June 1997.

           5. The Company will be entitled to elect to participate with GGA in any exploration projects undertaken by AGRC exploration up to a level of 20% of GGA's rights in any exploration project until December 31, 2009. GGA and the Company also agreed to enter into a mutually acceptable participation agreement in respect of any exploration project.

           6. GGA agreed to retain Robert A. Garrison as a consultant for a three-year period commencing February 1, 1997 pursuant to the terms of the consulting agreement entered into between such parties. Under such agreement, Mr. Garrison will serve as a Director and Senior Vice President of GGA, will assist it in furtherance of its business interests under the supervision of the Board of Directors of GGA, and provide ongoing management as the Board of Directors of GGA reasonably requests of him from time to time. Mr. Garrison agreed to devote 50% of his time and attention to the performance of his services under such agreement in his capacity as an independent contractor. Such agreement is terminable by the consultant upon 90 days prior written notice to GGA (or lesser notice if GGA agrees to such shorter period), or for cause (as defined therein), or without cause which, in such latter case, would require GGA to pay Mr. Garrison the amount of his consulting fees remaining unpaid under such agreement. The consulting agreement was terminated on July 24, 1998 with the payment of fees to date plus 500,000 First Dynasty special warrants exchangeable at no cost into common stock deliverable on or before August 31, 1998.

           7. The parties also entered into a Shareholders Agreement providing for, among other things, the following:

                 (a) From the inception of the Shareholders Agreement and until First Dynasty shall acquire 80% of the issued and outstanding common stock of GGA, First Dynasty's designees serve as three of the five directors of GGA, including Marcus Randolph, the President of First Dynasty, Drury J. Gallagher, the Company's Chairman and Chief Executive Officer, and Robert A. Garrison, the Company's President and Chief Operating Officer, serve as the Company's designees. If the size of the Board is increased thereafter, each party will have the right to designate such number of its designees as members of the Board of Directors as shall be proportionate to the number of designees established under such Shareholders Agreement. As a result of this provision, First Dynasty now controls the Board of Directors of GGA.

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

                      The Company, GGA and First Dynasty amended the Shareholders Agreement as of May 13, 1997 to provide, among other things, that it will be governed by New York State law (instead of Cayman Islands law).

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

                 (c) First Dynasty agreed to guarantee or co-sign for up to $3,500,000 of the equipment purchase contract and up to $1,000,000 of the contract for Engineering, Procurement and Construction Management Services between AGRC and a Canadian engineering firm. Also, First Dynasty agreed to advance funding for expenditures thereunder as jointly agreed by the Company and First Dynasty from time to time, subject to certain cancellation provisions agreed to by First Dynasty.

                 (d) First Dynasty created a credit facility of up to $1,000,000 for Armgold.

           9. The principal terms of the amended FDM Agreement are set forth below:

                 (a) First Dynasty agreed to pay the sum of $200,000 which was due on June 30, 1998 in two installments thereafter, of which $50,000 was due upon the execution of the letter agreement by the parties (which has been paid) and the sum of $150,000 was due upon the earlier of three business days after First Dynasty receives the cash proceeds of the sale of its Indonesian oil properties or August 31, 1998 (the "Closing Date").

                 (b) Subject to the prior approval of Toronto Stock Exchange (which First Dynasty agreed to apply for promptly), First Dynasty will acquire from the Company all of the remaining outstanding shares of GGA and agreed to deliver to the Company a certificate representing 4,000,000 First Dynasty special warrants on the same date as the $150,000 payment is made under 9(a) above. The special warrants will be in form and substance satisfactory to all parties and each warrant will be exercisable, at the Company's option, into one share of common stock of First Dynasty without any payment therefor. Pursuant to the existing terms of the FDM Agreement, First Dynasty agreed to use its best efforts for a period of one year from the Closing Date to cause the shares of First Dynasty common stock subject to such warrants to become issuable for freely tradable shares of First Dynasty common stock.

                 (c) Upon the delivery to the Company of the special warrants, the Company's guarantee of the obligations of GGA under the debenture issued to First Dynasty to secure the obligations of GGA will be deemed to be released in full. Also, the delivery by First Dynasty to the Company of a certificate for the 4,000,000 special warrants of First Dynasty will be in full satisfaction of First Dynasty's obligations under the payment section of the FDM Agreement, subject to First Dynasty's continuing best efforts obligations described in 9(b) above.

                 (d) First Dynasty or GGA will compensate Mr. Garrison under his consulting agreement by (a)paying him the sum of $62,500 upon the Closing Date and (b)subject to the prior approval of the Toronto Stock Exchange (which First Dynasty agreed to apply for promptly), delivering to Mr. Garrison 500,000 special warrants to purchase shares of First Dynasty common stock, which will be subject to the obligations imposed on First Dynasty to use its best efforts for a period of one year from the Closing Date to cause the shares of First Dynasty common stock subject to such warrants to become freely tradable stock. Upon receipt of such compensation, Mr. Garrison's consulting agreement will be deemed satisfied of all the obligations of First Dynasty to Mr. Garrison under the FDM Agreement, except for First Dynasty's continuing best efforts obligation described above.

                 (e) The Shareholders Agreement described in 7(a)(d) hereof will be deemed terminated as of the Closing Date.

                 (f) The Company's right to elect to participate in any exploration project described in 5 hereof has been clarified to extend to any such project undertaken in Armenia by First Dynasty or any of its affiliates, including GGA, on the same terms and conditions previously set forth in the FDM Agreement.

                 (g) Except as amended as provided above, and except for certain other provisions which were deemed to have lapsed, the FDM Agreement will continue in full and effect in accordance with its terms.

           10.   MINING PLANS

                 GGA, in conjunction with First Dynasty, negotiated with the Armenian government to obtain the rights to mine and process gold at the Zod and Meghradzor mines on a schedule which is faster than anticipated by the May 1, 1996 Venture, subject to the prior approval thereof by an Armenian parliamentary decree. In addition, GGA engaged independent engineering firms to conduct a feasibility report with respect to the reserves at such mines. The feasibility study was completed on June 8, 1998, and the Zod and Meghradzor mines which were contributed to the Venture on September 30, 1997 were approved by the Armenian government on June 25, 1998.

(C) JET-LINE ENVIRONMENTAL SERVICES, INC.

      Jet-Line Environmental Services, Inc. ("Jet-Line") is a privately-held Delaware corporation organized in 1970 and is engaged in providing various environmental clean-up services for a variety of customers, including fuel service, laboratory services, disposable services, transportation and safety, and compliance services.

      On April 21, 1993 the Company loaned $300,000 to Jet-Line, which is evidenced by Jet-Line's promissory note that is convertible into 20% of Jet-Line's common stock, 25% of its common stock upon the payment (upon conversion) to Jet-Line of $37,500 at the option of the Company, and 30% of its common stock upon the payment (upon conversion) to Jet-Line of $100,000 at the Company's option, as provided therein. The Jet-Line Note, which matured on April 21, 1996 and which was restructured on May 13, 1996, is secured by a pledge of transportation equipment, machinery and equipment used in Jet-Line's business, and a Jet-Line owned warehouse and office laboratory building totalling 22,500 square feet located on one acre of land. The total appraisal value of the assets when made in part in December 1992 and in part in early 1993 was in excess of a total of $1,500,000. But, the Company does not know the appraised value of such collateral at present since no updated appraisal of such assets has been made. Prior to such transaction, Jet-Line had no affiliation of any kind with the Company or its stockholders.

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

      In addition, the Company also learned that the Business Loan Center, another creditor of Jet-Line, is also attempting to sell assets of Jet-Line in which it holds a security interest. The Business Loan Center made a U.S. Small Business Administration guaranteed loan of approximately $550,000 to Jet-Line in 1994 and obtained a first lien on certain enumerated assets of Jet-Line. The Company at such time subordinated its loan thereto, except with respect to certain automotive and truck assets and other equipment as to which the Company retained its first security interest. The Company is currently disputing the Business Loan Center's position that such creditor has a senior security interest in the assets being sold. But, there can be no asurance as to the outcome thereof. Moreover, the Company believes that the value of the assets held by it as collateral is negligible. Thus, there can be no assurance that the Company will ultimately be paid the full principal amount of, and accrued interest on, the Jet-Line Note. Consequently, the Company treated such loan as worthless

      REVENUES: During the six-month period ended June 30, 1998, the Company's interest and royalty income was $359, versus - 0 - for the same period last year.

      ADMINISTRATIVE AND OTHER EXPENSES: The Company's administrative and other expenses for the six-month period ended June 30, 1998 were $159,224, which represented a decrease from the amount paid or accrued of $227,262 in the same period last year. Expense reductions were attributable to the Company's (a) reduction of legal fees related to the Armenian Project of $54,405 which are now paid by First Dynasty, (b) reduction in rent of $18,000, and (c) elimination of interest expense of $7,570 partially offset by (d) an increase in officers compensation of $16,666.

      LIQUIDITY AND CAPITAL RESOURCES: As of June 30, 1998, the Company's total assets were $205,779, of which $5,778 consisted of cash or cash equivalents.

      The Company's plan of operation for the remainder of calendar year 1998 is:

           (a) To oversee the implementation of its definitive agreement with First Dynasty (the "FDM Agreement") with respect to the cash payments due and the accelerated distribution of the 4,000,000 special warrants exchangeable for common stock of First Dynasty agreed to on July 24, 1998;

           (b) To favorably conclude the legal proceedings against Eyre Resources N.L., the Parry-Beaumont Trust and Kevin Parry;

           (c) To examine potential joint ventures to develop mining properties in Armenia under terms of the FDM Agreement or other projects presented to the Company by other entities;

           (d) To collect payments of accrued interest and principal, if any, on the $300,000 convertible note issued by Jet-Line to the Company.

      As of June 30, 1998, the Company had liquid assets consisting of cash of approximately $5,778. It is anticipated that First Dynasty will provide or arrange for all of the financing needed in connection with the Tailings Project and such initial financing as is needed in connection with the development of the Zod and Meghradzor mines, although there can be no assurance of such result. In addition, if the Company earmarks a portion of the $200,000 payment from First Dynasty under the FDM Agreement to cover administrative and professional costs, the Company should be able to meet its monthly administrative expenses during 1998 which average approximately $5,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs, although there can be no assurance that the Company will use all of such funds for such purpose. However, the Company may receive further additional financing in 1998 to cover the latter types of costs (and for general corporate purposes), and its contemplated financing source is as follows.

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

      Nevertheless, there can be no assurance that the above financings will be provided to the Company. In the event that no contemplated financing is consummated, the Company believes that it has sufficient financial resources to meet its obligations through December 31, 1998.

      Based on the Company's needs for additional financing of its operations, Mr. Gallagher agreed to continue to advance funds to the Company for such purpose through June 30, 1997 if he was paid in full by such date or earlier out of the proceeds of any financing received by the Company in excess of $500,000, and provided that the Company also secured his loan with the Jet Line Note, which the Company agreed to do. The Company discharged its loan of $192,000 from Mr. Gallagher in full on May 19, 1997 by paying him such sum plus interest thereon of $14,058.49 on such date. The Company has no existing agreement with Mr. Gallagher with respect to any financing of the Company's future operations.

      The Company does not intend to engage in any project research and development during 1998 and does not expect to purchase or sell any plant or significant equipment, except as contemplated in connection with the Venture.

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

         The defendants denied such claims and asserted counterclaims against the Company seeking damages in an undetermined amount against the Company and seeking a declaratory judgment voiding the Second Restructuring Agreement (as defined herein in Section 12(A) of the Form 10-KSB filed by the Company for the year ended December 31,
         1997). In addition, Eyre and the Parry-Beaumont Trust brought a third-party complaint against Drury J. Gallagher and Robert A. Garrison, individually, seeking, among other things, damages in excess of $75,000 and directing Messrs. Gallagher and Garrison to return the 2,000,000 shares of the Company's common stock issued to them by the Company in January 1997.

         The respective parties have served notice to take the deposition of the other parties in the action and made requests for the production of documents. At a meeting held with the Court on April 1, 1998, the parties agreed to a scheduling order. In discovery, each of the parties has produced documents in response to requests for the same.

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

         In addition, the United States Attorney for the Eastern District of Pennsylvania commenced an investigation of various nursing homes in Pennsylvania managed by Penn-Med Consultants, Inc. ("Penn-Med"), a corporation owned by Drury J. Gallagher, the Company's Chairman, and John Hayman and Frank Hayman, who are also major stockholders of the Company, as to whether or not such nursing homes and their managers and affiliates engaged in potential violations of Federal health laws. In the course of the execution of a search warrant, all documents relating to Penn-Med were seized on August 6, 1997, as well as the books and records of other possible businesses located at such address, including all of the Company's books and records which were located at such address. At this time the Department of Justice has informed the Company that it is not a target of such investigation. In addition, the United States Attorney served a subpoena on the Company on such date to obtain additional information on August 29, 1997, and the Company has responded to the same.

         The Company is attempting to have itself removed completely from such proceeding. In addition, management is not aware of the basis of any potential liability in such proceeding. Although the Company believes that any claim of the nature described above will not be asserted against it or, if made, will not be asserted successfully, there can be no assurance of such result.

Item 2.  CHANGES IN SECURITIES

         Not applicable.

Item 3.  DEFAULT UPON SENIOR SECURITIES

         Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

Item 5.  OTHER INFORMATION

         Not applicable.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         1.   (a) The following documents are filed as part of this report:
              Financial Statement of the Company (unaudited), including Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders' Equity, Statement of Cash Flow and Notes to Financial Statement as at and for the period ended June 30, 1998.

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

                                              GLOBAL GOLD CORPORATION

      Dated:  August 11, 1998             By: /S/   DRURY J. GALLAGHER
                                              ------------------------
                                              Drury J. Gallagher, Chairman
                                              and Chief Executive Officer