Form 10-Q
period 1998-09-30
GLOBAL GOLD CORP
filed 1998-11-20
CIK 319671

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(MARK ONE)
         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

         [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                              THE EXCHANGE ACT

         FOR THE TRANSITION PERIOD FROM             TO
                                        ------------   ----------------

                        COMMISSION FILE NUMBER 02-69494
                                                  -----

                               GLOBAL GOLD CORPORATION
                               -----------------------
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            DELAWARE                            13-3025550
________________________________________________________________________________
   (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

  734 FRANKLIN AVENUE, SUITE 383, GARDEN CITY, NEW YORK  11530-4525
________________________________________________________________________________
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)     (ZIP CODE)

ISSUER'S TELEPHONE NUMBER          (212) 563-5933
                                   --------------

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No.
    ---     ---


    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.  Yes X   No      .  Not Applicable
                                                ---     ---

    As of September 30, 1998, there were 4,348,114 shares of the registrant's common stock issued and outstanding.

    Transitional Small Business Disclosure Format (check one): Yes     No  X .
                                                                   ---    ---

                                  TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Financial Statement:
         Balance Sheet - as of September 30, 1998 and December 31, 1997 ......5

         Statement of Income and (Loss) - for the three- and nine-month periods ended September 30, 1998 and for the development stage period
         January 1, 1995 through September 30, 1998 ..........................6

         Statement of Changes in Stockholders Equity - for the period
         January 1, 1998 through September 30, 1998 and for the development stage period January 1, 1995 through September 30, 1998 .............7

         Statement of Cash Flow - for the periods January 1, 1998 through September 30, 1998 and January 1, 1997 through September 30, 1997 and the development stage period January 1, 1995 through
         September 30, 1998...................................................9

         Notes to Financial Statement (unaudited) ...........................10

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operation........................................................24

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)


                              Financial Statements
                                   (Unaudited)


                               September 30, 1998

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                              Financial Statements
                                   (Unaudited)

                               September 30, 1998




Exhibit                                                                         Page
-------                                                                         ----

 A            Balance Sheets - as of September 30, 1998                           1
              and December 31, 1997


 B            Statements of Income and (Loss) - For the three month periods       2
              July 1 to September 30, 1998 and 1997 and the nine-
              month periods ended September 30, 1998 and 1997,
              and the development stage period January 1, 1995
              through September 30, 1998


 C            Statements of Changes in Stockholders' Equity - For the         3a/3b
              period January 1, 1998 through September 30, 1998, and the development stage period January 1, 1995 through September 30,
              1998


 D            Statements of Cash Flow - For the periods January 1,                4
              1998 through September 30, 1998 and January 1,
              1997 through September 30, 1997, and the development
              stage period January 1, 1995 through September 30, 1998


              Notes to Financial Statements                                    5-18


                                                                          Page 1
                                                                       Exhibit A


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                 Balance Sheets


                                     ASSETS


                                                                         September 30, 1998      December 31, 1997
                                                                             (unaudited)              (audited)
                                                                         ------------------      -----------------
CURRENT ASSETS
     Cash                                                                     $   33,648.            $  13,067.
     Money Market Investment                                                       1,083.               53,277.
                                                                             ------------            ----------
                                                                                  34,731.               66,344.
     Deposit                                                                      50,000.            -  -  -  -
                                                                             ------------            ----------
                                                                                  84,731.               66,344.
OTHER ASSETS
     Notes receivable - First Dynasty Mines Ltd.                              -  -  -  -               200,000.
     Investment in Global Gold Armenia Limited                                -  -  -  -                     1.
     Special Warrants - First Dynasty Mines Ltd.                                 256,000.            -  -  -  -
                                                                                ---------            ----------
                                                                                 256,000.              200,001.
                                                                                ---------            ----------
TOTAL ASSETS                                                                    $340,731.             $266,345.
                                                                                ---------            ----------
                                                                                ---------            ----------


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Officers' compensation payable                                            $ 162,500.            $  60,734.
     Accounts payable and accrued expenses                                        33,402.               99,755.
                                                                                ---------             ---------
                                                                                 195,902.              160,489.
STOCKHOLDERS' EQUITY - Exhibit C
     Common stock $0.001 par, 100,000,000 shares authorized
         4,348,114 shares issued and outstanding                                   4,348.                4,348.
     Paid-in capital - dormant period                                          3,236,602.            3,236,602.
     Paid-in capital - development stage                                       1,493,223.            1,493,223.
     Retained earnings - dormant period                                       (2,907,648.)          (2,907,648.)
     Retained earnings - development stage                                    (1,681,696.)          (1,720,669.)
                                                                             ------------          ------------
                                                                                 144,829.              105,856.
                                                                             ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $340,731.            $ 266,345.
                                                                             ------------          ------------
                                                                             ------------          ------------



See Notes to the Financial Statements.

                                                                          Page 2
                                                                       Exhibit B


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                         Statements of Income and (Loss)
                                   (Unaudited)



                                                                                                               January 1, 1995
                                  July 1, 1998     July 1, 1997         January 1, 1998     January 1, 1997   (development stage)
                                    through          through               through             through              through
                               September 30, 1998  September 30, 1997  September 30, 1998  September 30, 1997 September 30, 1998
                               ------------------  ------------------  ------------------  ------------------ ------------------
REVENUE                          $        --       $        --             $        --         $        --      $        --
                                 -----------       -----------             -----------         -----------      -----------
EXPENSES
     Officers' compensation           37,500       $    37,500                112,500.              95,834.        550,834.
     Administrative fees                  --             2,436
     Legal                            13,294            16,080                 56,474.             113,665.        524,823.
     Accounting and auditing              --             5,200                 22,500.              30,100.        123,448.
     Transfer agent and
       securities fees                    --                71                      --               1,534.         12,446.
     Proxy costs                                                                    --                   --         26,555.
     Office expense                    6,870            10,998                 25,002.              32,492.        118,234.
     Travel                               --               171                     92.                 171.         43,234.
     Rent                                 --             9,000                      --              27,000.         72,000.
                                  ----------        ----------             -----------         ------------     -----------
OPERATING (LOSS)                     (57,664)          (81,456)              (216,568.)           (300,796.)    (1,471,574.)

OTHER INCOME (EXPENSES)
     Interest and royalty income         274               208                    633.                 208.          5,195.
     Organization costs                   --              (240)                     --                (720.)        (4,800.)
     Interest expense                   (601)               --                   (601.)             (7,090.)       (15,422.)
     Provision for bad debts                                                        --                   --       (325,000.)
     Write-off investment in
       Georgia mining interests                                                     --                   --       (135,723.)
     Gain on sale of interest
       in Global Gold Armenia
       Limited                       255,999                --                255,999.                   --        268,874.
                                  -----------       -----------            -----------          -----------     -----------
INCOME/(LOSS) BEFORE INCOME TAXES    198,008           (81,488)                39,463.            (308,398.)    (1,678,450.)

     Income taxes                       (170)             (176)                  (490.)               (528.)        (3,246.)
                                  ----------        ----------             -----------          -----------    ------------
NET INCOME/(LOSS)                 $  197,838        $  (81,664)               $38,973.           $(308,926.)   $(1,681,696.)
                                  ----------        ----------             -----------          -----------    ------------
                                  ----------        ----------             -----------          -----------    ------------
NET INCOME/(LOSS) PER SHARE       $    .1375        $   (.0188)               $   .009           $    (.071)
                                  ----------        ----------             -----------          -----------
                                  ----------        ----------             -----------          -----------









See Notes to the Financial statements.

                                                                         Page 3a
                                                                       Exhibit C


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                               Paid-in      Retained       Retained        Paid-in
                                 Issued and                    Capital      Earnings       Earnings        Capital
                                 Outstanding       Common      (Dormant     (Dormant       (Development    (Development
                                 Shares            Stock       Period)      Period)        Stage)          Stage)           Total
                                 -----------       ------      --------     --------       ------------    ------------     -----
Stockholders' equity
    December 31, 1994               898,074.     $ 89,807.    $3,147,693.   $(2,907,648.)    $     --        $      --   $ 329,852.

Net Loss January 1 -
    December 31, 1995                                   --             --      (361,345.)                    (361,345.)

Adjustment re: restatement of
    par value                                     (88,909.)       88,909.             --           --               --          --

Eyre acquisition                  1,000,000.        1,000.                                                  849,000.       850,000.

Proceeds through private
    offering                        200,000.          200.             --             --           --       421,373.       421,573.
                                  ----------     ---------    ----------    ------------    ---------       --------     ----------
Stockholders' equity
    December 31, 1995             2,098,074.        2,098.     3,236,602.    (2,907,648.)   (361,345.)     1,270,373.    1,240,080.

Net Loss January 1 -
    December 31, 1996                     --            --           --              --     (668,577.)             --     (668,577.)

Warrants exercised                       40.            --           --              --            --            100.          100.
                                  ----------     ---------    ----------    ------------    ------------    ----------    ----------
Stockholders' Equity
    December 31, 1996             2,098,114.     $  2,098.    $3,236,602.   $(2,907,648.)   $(1,029,922.)   $1,270,473.   $ 571,603.
                                  ----------     ---------    ----------    ------------    ------------    ----------    ----------
                                  ----------     ---------    ----------    ------------    ------------    ----------    ----------



See Notes to the Financial Statements.

                                                                         Page 3b
                                                                       Exhibit C


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
                                   (Unaudited)


                                                             Paid-in       Retained       Retained        Paid-in
                                  Issued and                 Capital       Earnings       Earnings        Capital
                                  Outstanding     Common     (Dormant      (Dormant       (Development    (Development
                                  Shares          Stock      Period)       Period)        Stage)          Stage)         Total
                                  -----------     ------     --------      --------       ------------    ------------   -----
Stockholders' equity
    December 31, 1996               2,098,114.   $ 2,098.   $3,236,602.   $(2,907,648.)   $(1,029,922.)   $1,270,473.   571,603.

Net Loss January 1 -
    December 31, 1997                      --          --            --            --       (690,747.)            --   (690,747.)

Issuance of Common Stock            2,250,000      2,250.            --            --              --        222,750.   225,000.
                                    ---------    --------   -----------   -----------     ------------    -----------  ---------
Shareholders' Equity
    December 31, 1997               4,348,114.   $ 4,348.   $3,236,602.   $(2,907,648.)   $(1,720,669.)   $1,493,223.  $105,856.
                                    ---------    --------   -----------   -----------     ------------    -----------  ---------
Net Loss January 1, 1998
    through September 30, 1998             --         --            --             --          38,973.            --     38,973.
                                    ---------    --------   -----------   -----------     ------------    -----------  ---------
Shareholders' Equity
    September 30, 1998              4,348,114    $ 4,348.   $3,236,602.   $(2,907,648.)   $(1,681,696.)   $1,493,223.   $144,829.
                                    ---------    --------   -----------   -----------     ------------    -----------  ---------
                                    ---------    --------   -----------   -----------     ------------    -----------  ---------



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



See Notes to the Financial Statements.

                                                                          Page 4
                                                                       Exhibit D


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statements of Cash Flow
                                   (Unaudited)

                                                                                                             January 1, 1995
                                                          January 1, 1998         January 1, 1997         (development stage)
                                                                through                through                   through
                                                          September 30, 1998      September 30, 1997        September 30, 1998
                                                          ------------------      ------------------        ------------------
CASH FLOW FROM DEVELOPMENT
STAGE ACTIVITIES:
     Net Gain/(Loss)                                       $38,973.               $(308,926.)               $(1,681,696.)
     Adjustments to reconcile net loss to net
     cash provided by operating activities:
         Increase (decrease) in:
         Provision for bad debt                                 --                       --                     325,000.
         Write-off of mining investment in Georgia              --                       --                     135,723.
         Organization costs                                     --                      720.                     (9,601.)
         Gain on sale of Armenia mining interests         (255,999.)                     --                    (268,874.)
         Accounts payable, accrued expenses
                and miscellaneous                           35,413.              (1,022,002.)                   292,351.
                                                          ---------              -----------                  ----------
Net cash provided (used) by
      Development Stage Activities                        (181,613.)             (1,330,208.)                (1,207,097.)

CASH FLOW FROM INVESTING ACTIVITIES:
     Investment in short-term securities                        --                 (150,000.)                        --
     Deposit                                               (50,000.)                     --                     (50,000.)
     Proceeds from sale of Armenia mining
         interests (net of Note Receivable)                200,000.                      --                   1,891,155.
     Investment in certain mining interests
         - net of financing                                     --                       --                    (153,494.)
     Deferred costs - mining interests                          --               (8,758,455.)                  (878,858.)
                                                          ---------              -----------                  ----------
Net cash (used) by Investing Activities                    150,000.              (8,908,455.)                   808,803.
                                                          ---------              -----------                  ----------
CASH FLOW FROM FINANCING ACTIVITIES
     Loan from First Dynasty Mines Ltd.                         --               10,257,124.                         --
     Net proceeds from private placement offering               --                  200,000.                    421,573.
     Loans payable - officers (net)                             --                 (191,000.)                        --
     Warrants exercised                                         --                       --                         100.
                                                          ---------              -----------                  ----------
Net cash (used) provided by Financing Activities                --               10,266,124.                    421,673.
                                                          ---------              -----------                  ----------
NET INCREASE/DECREASE IN CASH
     CASH - beginning                                       66,344.                     369.                     11,352.
     CASH - end                                             34,731.                  27,830.                     34,731.
                                                          ---------              -----------                  ----------
                                                          $(31,613.)                $27,461.                    $23,379.
                                                          ---------              -----------                  ----------
                                                          ---------              -----------                  ----------
SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid                                    $    490.                 $   528.                    $ 1,838.
                                                          ---------              -----------                  ----------
     Interest paid                                        $    601.                 $ 7,090.                    $15,422.
                                                          ---------              -----------                  ----------



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




See Notes to the Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998





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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


NOTE 3:    COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND
           EXCHANGE COMMISSION

           The Company was incorporated as Triad Energy Corporation on February 21, 1980, and closed a public offering of its common stock in January 1981. Several months after the closing of such public offering, the Company withdrew the listing of the common stock for trading on NASDAQ because of the theft of substantially all of the cash funds of the Company derived from the proceeds of the public offering by its then president, Samuel McNell, in July 1981. The case has long since gone through the judicial system and Samuel McNell is no longer an officer, director, employee or in any other fashion doing business with the Company. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. The Company filed its Form 10-KSB for the calendar years 1994, 1995, 1996 and 1997, its Form 10-Q for all quarters in 1995 and thereafter, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992, 1993, 1994, 1995, 1996 and 1997. There can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.


NOTE 4:    DEVELOPMENT STAGE COMPANY

           The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control. These include, without limitation, unanticipated problems and additional costs relating to development, production, marketing and competition. Management must also be successful in securing additional investor and/or lender financing. The Company expects to incur operating losses for the near term and, in any event, until such time as it derives substantial revenues from its investment in the Armenian Joint Venture.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


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

           In connection with preparation and negotiation of the Armenian Joint Venture Agreement and associated documents, as well as corporate, tax, strategic, regulatory, financing, political risk insurance and other miscellaneous matters, PBW&T agreed to be compensated $930,000 plus expenses ratably over the period May 1, 1995 through May 1, 1999, with minimum quarterly payments of $25,000. The retainer arrangement is predicated on the total value of the deal reaching $93 million (1%), and is subject to adjustment if it falls short or exceeds that goal. In the event the contemplated financing is not consummated, PBW&T will reduce its hourly charges by 50%. The PBW&T arrangement was terminated on March 1, 1998 when Mr. Krikorian left to join the law firm of Vedder, Price, Kaufman & Kammholz.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


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

           As of May 13, 1997, unbilled contingent project charges in excess of the minimum $25,000 per quarter were assumed by First Dynasty Mines Ltd. ("First Dynasty"), payable upon receipt of an executed agreement assigning the rights to the Zod Mine to the Armenian Gold Recovery Company ("AGRC"). Global Gold reversed fees accrued of $76,000 as of that date. Unbilled fees and expenses through September 30, 1998 total approximately $300,000, which will be finalized with First Dynasty.





NOTE 7:    THE ARMENIAN JOINT VENTURE AGREEMENT

           On February 2, 1996, the Company and Armgold, a division of the Ministry of Industry of the Government of the Republic of Armenia, initialed a Joint Venture Agreement (the "Venture") entitled the Armenian Gold Recovery Company. The Venture was modified on May 1, 1996. On June 29, 1996, the Republic of Armenia issued a parliamentary decree authorizing Armgold's joint venture with the Company.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


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

           An agreement to contribute the Zod and Meghradzor mines to the Venture was signed on September 30, 1997, and approved by the Armenian government on June 25, 1998 based on a feasibility study prepared by a joint venture between Kilborn-SNC Lavalin and CMPS&F, and submitted on June 8, 1998.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


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

           The original Foundation Agreement called for each partner to advance capital in a 50/50 ratio. Neither international nor any other body of accounting standards have been adopted in the Foundation Agreement.

           The Company thereafter learned that the Georgian government is planning to privatize the development of the Madneuli mine through a public bidding process which was slated to end on April 15, 1997. Since the structure of the Madneuli mining project under the public tender differs markedly from that contemplated under the Asset Purchase Agreement between the Company and Eyre dated as of June 30, 1995, the Company has decided not to submit a bid for the development of the Madneuli mining project. As of December 31, 1997, the Company wrote-off its investment in the Georgian mining property resulting in a loss of $135,723.


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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


NOTE 9:    NOTES RECEIVABLE (continued)

           Jet-Line advised the Company in early March 1997 that it received a notice of the revocation of its license to do business in Massachusetts and a fine of $100,000 from the Massachusetts environmental authorities. Jet-Line contested such revocation and fine in the Massachusetts state courts unsuccessfully. As a result, Jet-Line has been requested by such authorities to sell its facility in Massachusetts, and Jet-Line was unable to sell the facility. The Company sent Jet-Line a written notice of default and demand for payment on March 14, 1997, and further demand letters on April 2, 1997 and November 10, 1997. The Company has been notified by the Business Loan Center who made a U.S. Small Business Administration guaranteed loan to Jet-Line of $550,000 in 1994, that it would liquidate the Jet-Line assets, as to which it held a senior security interest. The Company thereafter unsuccessfully disputed the Business Loan Center's position as a senior secured creditor in late 1997. After determining that, among other things, the value of the assets held by it as collateral was negligible, the Company decided to write off the Jet-Line loan as worthless as of December 31, 1997.

           Thus, there can be no assurance that the Company will ultimately be paid any of the full principal amount and accrued interest on the Jet-Line Note. Management has not accrued interest on the Note and has fully reserved the loan with an allowance for doubtful accounts of $300,000.


NOTE 10:   OFFICERS' COMPENSATION PAYABLE

           Officers' compensation payable consists of the following:

                            September 30, 1998
                            -------------------
        Drury J. Gallagher                          $162,500.
                                                    ----------
                                                    ----------



        (see Note 15)

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


NOTE 11:   ACCOUNTS PAYABLE AND ACCRUED EXPENSES


           Accounts payable and accrued expenses include the following:

                                September 30, 1998
                                ------------------
            Legal - General Counsel                     $ 10,449.
            Rent                                          18,000.
            Other Miscellaneous                            4,953.
                                                       ----------
                                                        $ 33,402.
                                                       ----------
                                                       ----------





NOTE 12:   NOTES PAYABLE

           Drury Gallagher loaned the Company $192,000. The Note evidencing the loan bears interest at 10% per annum and was due on or before June 30, 1997, together with accrued and unpaid interest. The Note was repaid in full together with interest thereon. The officers loaned the Company $20,000 at an interest rate of 10% per annum due on or before December 31, 1998. The loans were repaid in full together with interest thereon.




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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


NOTE 14:   WARRANTS OUTSTANDING

           The Company had warrants outstanding as follows:

                                               # Shares Right         Price/Share              Expiration
           Warrant Holder(s)                   to Purchase            Exercisable at           Date
           -----------------                   --------------         --------------           ----------
           Stockholders through Note
           Conversion (Note 5)                 400,000                $  .125                  12/31/98

           Other                                 4,000                $ 5.00                   11/30/98
                                               -------
                                               404,000
                                               -------
                                               -------



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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


NOTE 15: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (continued)

           GGA agreed to retain Robert A. Garrison as a consultant for a three-year period commencing February 1, 1997 for $150,000 per annum pursuant to the terms of the consulting agreement entered into between such parties. Under such agreement, Mr. Garrison will serve as a Senior Vice President and Director of GGA, will assist it in furtherance of its business interests under the supervision of the Board of Directors of GGA and provide ongoing management as the Board of Directors of GGA reasonably requests of him from time to time. Mr. Garrison agreed to devote 50% of his time and attention to the performance of his services under such agreement in his capacity as an independent contractor. Such agreement is terminable by the consultant upon 90 days prior written notice to GGA (or lesser notice if GGA agrees to such shorter period), or for cause (as defined therein) or without cause which, in such latter case, would require GGA to pay Mr. Garrison the amount of his consulting fees remaining unpaid under such agreement. Such agreement is in lieu of the above-mentioned salary. The consulting agreement was terminated on August 31, 1998 with the payment of consulting fees through that date and the issuance of 500,000 special warrants of First Dynasty convertible into common shares on or before August 31, 1998.


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

           The Company experienced net operating losses for each of the years ended December 31, 1996 and 1997, and the nine-month period ended September 30, 1998. The Company has elected to carryforward such losses for federal income tax purposes and offset future taxable earnings. However, since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 1998


NOTE 19:   FIRST DYNASTY MINES LTD. (continued)

           In addition, First Dynasty agreed to pay the Company $400,000 to defray its expenses in participating in the negotiation of the second Armenian Joint Venture Agreement, of which $200,000 was paid upon the execution and the delivery of the FDM Agreement, and the balance of $200,000 was due to be paid on June 30, 1998. This amount was paid $50,000 on July 28, 1998 and $150,000 on September 1, 1998. Although
           not reflected in the FDM Agreement, First Dynasty also paid the Company $141,155 on May 15, 1997 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997. The total cash and notes received of $1,891,155 from First Dynasty was offset against the investment in Armenia mining interests of $944,465, deferred costs as of December 31, 1997 as adjusted of $929,015 and organization costs of $4,800, resulting in a profit of $12,875.

           The Company and GGA, in conjunction with First Dynasty, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the amended Armenian Joint Venture Agreement on September 30, 1997, subject to the passage of a parliamentary decree approving it. The Armenian government passed a governmental decree on June 25, 1998. On July 24, 1998 First Dynasty and the Company entered into an agreement to accelerate the issuance of 4,000,000 special warrants exchangeable at no cost into an equal amount of First Dynasty common shares. The warrants were distributed on August 31, 1998 in exchange for the Company's forgoing any increase in shares proportional to the extent that mineable reserves exceed five million ounces. The feasibility study issued on June 8, 1998 using current gold prices and production costs outlined an economically mineable reserve of one million five hundred thousand ounces. The 4,000,000 special warrants are exchangeable into 4,000,000 common shares of First Dynasty Mines Ltd. at no cost within one year or with the public offering of common shares, whichever comes first. The common shares were valued at 13/64 on the Toronto Stock Exchange or US$.128 on August 31, 1998. For reporting purposes, the shares were discounted 50% for absence of a market for the warrants, presence of Canadian securities law restrictions on resale thereof, lack of trading volume and future dilution. As of September 30, 1998, there was no market for the special warrants. The common shares were valued at US$.15 per share on the Toronto Stock Exchange and the NASDAQ Bulletin Board. It is anticipated that the special warrants will be exchanged for common shares and the common shares will have a market value, although there can be no assurance of such result. The Company will retain the right until December 31, 2009 to elect to participate at a level of up to twenty percent with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

           In connection with the First Dynasty financing, the Company paid a finders fee of 125,000 shares of its common stock to each of Walker Investments Ltd. and Alpine Holdings Ltd. at $.10 per share which approximated fair market value as determined by management.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 30, 1998


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

      (c)  FINANCING OF THE ARMENIAN MINING PROJECT - FIRST DYNASTY MINES LTD.

           Throughout 1996 and into January 1997, the Company had discussions with many unrelated parties in connection with arranging for the financing of the Tailings Project. As of January 31, 1997, the Company and GGA reached an agreement with First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on the NASDAQ/Bulletin Board. Under such preliminary agreement, First Dynasty acquired the right, subject to certain conditions, to advance funds in stages necessary for the implementation of the Tailings Project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

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

                 (c) For every additional $.5 million invested for expenditures advanced in respect of the development of the Zod and Meghradzor mines (excluding the $10 million Tailings Project expenditure) as a loan to GGA, such debt is convertible at First Dynasty's option into an additional 1% of the capital stock of GGA, up to a maximum of 80% of the issued and outstanding shares of capital stock of GGA. Thus, upon advancing a total of $24,510,000 in the Armenian mining projects, First Dynasty would be entitled to acquire 80% of the shares of GGA if First Dynasty elects to convert all of its debt into equity. As of December 31, 1997, First Dynasty had advanced $17,510,000 for 66% of the shares of common stock of GGA.

           2.    (a)  Upon obtaining 80% of the capital stock of GGA, or upon making aggregate advances of $24,510,000, First Dynasty would be required to acquire the remaining 20% of the outstanding shares of capital stock of GGA within 18 months after making such total of advances by issuance of 4,000,000shares of its common stock, except that such number of shares wil be increased proportionately to the extent that the mineable reserves at the Zod and Meghradzor mines (which are established at the end of such 18-month period) exceed five million ounces.

           On July 24, 1998 First Dynasty and the Company entered into an agreement to accelerate the issuance of 4,000,000 special warrants exchangeable at no cost into an equal amount of First Dynasty common shares. The warrants were distributed on August 31, 1998 in exchange for the Company's forgoing any increase in shares proportional to the extent that mineable reserves exceed five million ounces. The feasibility study issued on June 8, 1998 using current gold prices and production costs outlines an economically mineable reserve of one million five hundred thousand ounces. The Company will retain the right until December 31, 2009 to elect to participate at a level of up to 20% with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

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

           4.    (a)  First Dynasty agreed to pay the Company $400,000 for
                      use at its option to defray its expenses in participating in the negotiation of the Second Armenian Joint Venture Agreement, which is now occurring, of which $200,000 was paid upon the execution and delivery of the FDM Agreement. The $200,000 balance was paid $50,000 on July 28, 1998, with the remaining balance paid on September 1, 1998.

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

           6. GGA agreed to retain Robert A. Garrison as a consultant for a three-year period commencing February 1, 1997 pursuant to the terms of the consulting agreement entered into between such parties. Under such agreement, Mr. Garrison will serve as a Director and Senior Vice President of GGA, will assist it in furtherance of its business interests under the supervision of the Board of Directors of GGA, and provide ongoing management as the Board of Directors of GGA reasonably requests of him from time to time. Mr. Garrison agreed to devote 50% of his time and attention to the performance of his services under such agreement in his capacity as an independent contractor. Such agreement is terminable by the consultant upon 90 days prior written notice to GGA (or lesser notice if GGA agrees to such shorter period), or for cause (as defined therein), or without cause which, in such latter case, would require GGA to pay Mr. Garrison the amount of his consulting fees remaining unpaid under such agreement. The consulting agreement was terminated on August 31, 1998 with the payment of fees to date plus 500,000 First Dynasty special warrants exchangeable at no cost into common stock.

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

                      The amended FDM Agreement outlined in 9 above was implemented on August 31, 1998 in accordance with its terms. Accordingly, the Company now owns 4,000,000 First Dynasty special warrants.

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

      In addition, the Company also learned that the Business Loan Center, another creditor of Jet-Line, attempted to sell assets of Jet-Line in which it holds a security interest in 1997. The Business Loan Center made a U. S. Small Business Administration guaranteed loan of approximately $550,000 to Jet-Line in 1994 and obtained a first lien on certain enumerated assets of Jet-Line. The Company at such time subordinated its loan thereto, except with respect to certain automotive and truck assets and other equipment as to which the Company retained its first security interest. Thereafter the Company disputed the Business Loan Center's position that such creditor has a senior security interest in the assets being sold, but dropped such claim after determining, among other things, that the value of the assets held by it as collateral was negligible. Thus, the Company treated such loan as worthless as of December 31, 1997.

      REVENUES: During the three-month period ended September 30, 1998, the Company's interest and royalty income was $274, compared to $208 for the three-month period ended September 30, 1997.

      During the nine-month period ended September 30, 1998, the Company's interest and royalty income was $633, versus $208 for the same period last year.

      The Company received 4,000,000 First Dynasty Mines Ltd. special warrants on August 31, 1998 which were valued at $256,000. The investment in Global Gold Armenia Limited of $1 was written off.

      ADMINISTRATIVE AND OTHER EXPENSES: During the three-month period ended September 30, 1998, the Company's administrative and other expenses were $58,435, compared to $81,872 of such expenses for the three-month period ended September 30, 1997. Such decrease was attributable to the
      (a)reduction in legal fees attributable to the Armenian project of $2,786,
      (b)reduction in rent of $9,000, (c)reduction in accounting fees of $5,200, and (d)lower office expenses of $6,564.

      The Company's administrative and other expenses for the nine-month period ended September 30, 1998 were $217,659, which represented a decrease from the amount paid or accrued of $309,134 in the same period last year. Expense reductions were attributable to the Company's (a)reduction in rent of $27,000, (b)reduction of legal fees related to the Armenian Project of $57,191 which are now paid by First Dynasty, (c)reduction in accounting fees of $7,600, and (d)lower office expenses of $7,490 partially offset by
      (e)an increase in officers' compensation of $16,666.

      The Company received 4,000,000 First Dynasty Mines Ltd. special warrants on August 31, 1998 which were valued at $256,000. The investment in Global Gold Armenia Limited of $1 was written off.

      LIQUIDITY AND CAPITAL RESOURCES: As of September 30, 1998, the Company's total assets were $340,731, of which $34,731 consisted of cash or cash equivalents.

      The Company's plan of operation for the remainder of calendar year 1998 is:

           (a) To conclude favorably the legal proceedings against Eyre Resources N.L., the Parry-Beaumont Trust and Kevin Parry; and

           (b) To examine potential joint ventures to develop mining properties in Armenia under terms of the FDM Agreement or other projects presented to the Company by other entities.

      As of September 30, 1998, the Company had liquid assets consisting of cash of approximately $34,731. If the Company earmarks a portion of the $200,000 payment from First Dynasty under the FDM Agreement to cover administrative and professional costs, the Company should be able to meet its monthly administrative expenses during 1998 which average approximately $5,000 per month (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs, although there can be no assurance that the Company will use all of such funds for such purpose. However, the Company may receive further additional financing in 1998 to cover the latter types of costs (and for general corporate purposes), and its contemplated financing source is as follows.

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

      Nevertheless, there can be no assurance that the above financing will be provided to the Company. In the event that no contemplated financing is consummated, the Company believes that it has sufficient financial resources to meet its obligations through December 31, 1998.

      Based on the Company's needs for additional financing of its operations, Mr. Gallagher had previously agreed to continue to advance funds to the Company for such purpose through June 30, 1997 if he was paid in full by such date or earlier out of the proceeds of any financing received by the Company in excess of $500,000, and provided that the Company also secured his loan with the Jet Line Note, which the Company agreed to do. The Company discharged its loan of $192,000 from Mr. Gallagher in full on May 19, 1997 by paying him such sum plus interest thereon of $14,058.49 on such date. The Company has no existing agreement with Mr. Gallagher with respect to any financing of the Company's future operations.

      The Company does not intend to engage in any project research and development during 1998 and does not expect to purchase or sell any plant or significant equipment, except as contemplated in connection with Venture.

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

         The respective parties have served notice to take the deposition of the other parties in the action and made requests for the production of documents. At a meeting held with the Court on April 1, 1998, the parties agreed to a scheduling order; thereafter with the Court's approval, the deadline to complete discovery was extended until March 31, 1999. In discovery, each of the parties has produced documents in response to requests for the same. The defendant's counsel, Gibson Dunn & Crutcher L.L.P., filed a motion to withdraw as counsel by virtue of the defendant's failure to pay the legal fees and expenses due such law firm. Such motion is scheduled to be heard by the court on November 20, 1998.

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



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         1.   (a) The following documents are filed as part of this report:
              Financial Statement of the Company (unaudited), including Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders' Equity, Statement of Cash Flow and Notes to Financial Statement as at and for the period ended September 30, 1998.

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

                                          GLOBAL GOLD CORPORATION

      Dated: November 19, 1998        By: /s/ DRURY J. GALLAGHER
                                          ------------------------
                                          Drury J. Gallagher, Chairman
                                          and Chief Executive Officer