Form 10KSB
period 1998-12-31
GLOBAL GOLD CORP
filed 1999-04-14
CIK 319671

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

         /X/ 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the fiscal year ended December 31, 1998

         / /  15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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


       734 Franklin Street, Suite 383, Garden City, New York 11530-4525
           ---------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

Issuer's telephone number (516) 294-7946

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No /_/.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year ending December 31, 1998 were $-0-.

         The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was $123,966(1)

         As of December 31, 1998 there were 4,348,114 Shares of the registrant's Common Stock outstanding.(2)

----------
         (1) The Company's Common Stock is not publicly traded. However, the Board of Directors of the Company determined that fair market value of the Common Stock was $0.10 per share.

         (2) This number is computed after taking into account the 1 for 10 reverse split of the shares of Common Stock of the Company, effective as of December 31, 1996 (the "Reverse Split").


ITEM 1.       DESCRIPTION OF BUSINESS

(A)      General Overview

         The Company now holds only special warrants to purchase 4,000,000 shares of common stock of First Dynasty Mines, Ltd., a publicly-traded Canadian corporation. The Company previously engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States. The Company is currently in the pre-development stage and has not received any revenues from mining activities as of December 31, 1998, other than such shares of stock and cash previously paid by First Dynasty Mines, Ltd. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company" in the annual reports previously filed by the Company with the Securities and Exchange Commission ("SEC")

(B)      Armenian Mining Project

         (a)  Armenian Joint Venture Agreement

         In 1996, the Company acquired rights under a Joint Venture Agreement with the Ministry of Industry of Armenia and Armgold, S.F., the Armenian state enterprises, to provide capital and financing multistage financing of the Armenian gold industry, which rights were finalized under the Second Armenian Gold Recovery Company Joint Venture Agreement dated as of September 30, 1997.

         (b)  Financing of the Armenian Mining Project - First Dynasty Mines
Ltd.

         Throughout 1996 and into January, 1997, the Company had discussions with many unrelated parties in connection with arranging for the financing of the tailings project at the Ararat processing plant (the "Tailings Project"). As of January 31, 1997, the Company and Global Gold Armenia Limited ("GGA") reached an agreement with First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ. Under such preliminary agreement, First Dynasty acquired the right, subject to certain conditions, to advance funds in stages necessary for the implementation of the tailings project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

         The Company, GGA and First Dynasty entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above projects (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998.

         Under the FDM Agreement, as amended, First Dynasty provided financing of approximately $24,600,000 towards the Armenian mining projects, and ultimately acquired 100% of the Company's stock ownership in GGA, a Caymans Island subsidiary, which held rights to the Armenian mining joint venture.

         In connection with the First Dynasty's purchase of the Company's remaining 20% interest in GGA, the Company received a certificate representing special warrants to purchase 4,000,000 shares of First Dynasty common stock, exercisable, at the Company's option, without any payment therefor. Pursuant to the existing terms of the FDM Agreement, First Dynasty agreed to use its best efforts for a period of one year from August 31, 1998 to cause the shares of First Dynasty common stock subject to such warrants to become freely tradable shares.

         Also, the delivery by First Dynasty to the Company of the certificate for the 4,000,000 special warrants of First Dynasty fully satisfied First Dynasty's obligations under the payment section of the FDM Agreement, subject to First Dynasty's continuing best efforts obligations described above.

         In addition to the Company's ownership of the 4,000,000 special warrants to purchase First Dynasty common stock, the Company still retains the right to elect to participate in any exploration project undertaken in Armenia by First Dynasty or any of its affiliates, including GGA, to a level of a 20% interest in any such project, pursuant to the terms of a mutually acceptable participation agreement with respect to any such project.

         Also, First Dynasty fully satisfied its obligations to Robert A. Garrison, the Company's President, under his consulting agreement with GGA on August 31, 1998 by paying him $62,500 and delivering to him special warrants to purchase 500,000 shares of First Dynasty common stock, exercisable, at his option, without any payment therefor, subject to First Dynasty's registration obligations to use its best efforts to make such shares freely tradable.

         For a further description of the background concerning the Armenian mining project, an interested person can review the quarterly and annual reports previously filed by the Company with the SEC.

(C)      Georgian Mining Project

         As of December 31, 1997, the Company abandoned its pursuit of any mining project in Georgia.

         For a further description of the background concerning the Georgian mining project, an interested person can review the quarterly and annual reports previously filed by the Company with the SEC.

(D)      Recent Activities

         (a)  Investment in Jet-Line Environmental Services, Inc.

         On April 21, 1993, the Company loaned $300,000 to Jet-Line, which it treated as worthless as of December 31, 1997.

         For a further description of the Company's investment in Jet-Line and its attempts to recover such loan, an interested person can review the quarterly and annual reports previously filed by the Company with the SEC.

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

         All of the $500,000 principal amount of Convertible Notes was automatically converted pursuant to their terms into an aggregate of 2,000,000 shares of Common Stock (prior to the Reverse Split) and warrants to purchase

4,000,000 shares of the Company's Common Stock (prior to the Reverse Split), at an exercise price of $0.50 per share (the "Warrants"). As of December 31, 1998, there were Warrants to purchase 400,000 shares of the Company's Common Stock issued and outstanding. As to the Warrants, each Warrant now has an exercise price of $.125 per share and expires on December 31, 1999 pursuant to several amendments made thereto, including the one made in December, 1998 extending the expiration date as shown above.

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

         (d)  Employees.

         As of December 31, 1998, the Company had one employee, who was in charge of the overall business of the Company on a part-time basis, and one consultant who is principally involved in overseeing the Company's proposed mining activities on a part-time basis, and one independent contractor who provides administrative and clerical services on a part-time basis.

(E)      Special Considerations

         The following risk factors should be considered in connection with an evaluation of the business of the Company:

No Prior Operating History; Failure to File Reports with the SEC

         The Company was incorporated on February 21, 1980, and closed a public offering of the Common Stock in January, 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on NASDAQ because of the theft of substantially all of the cash funds of the Company derived from the proceeds of the public offering by its then president, Samuel McNell in July, 1981. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. While the Company filed its Form 10-KSB for the calendar years 1994 and 1995 and its Form 10-QSB commencing with the quarter ended March 31, 1995 and each quarter thereafter through and including September 30, 1998 and filed audited financial statements with the Form 10-KSB for calendar year 1994 covering calendar years 1987, 1988, 1989, 1990, 1992, 1993 and 1994, and covering calendar years 1995, 1996 and 1997 with the Form 10-KSB filed for each such year, there can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions might adversely affect the future conduct of the Company's business or prevent the future trading of the Company's stock on public markets. Furthermore, the Company's past failure to file reports with the SEC may have an adverse impact on the Company's ability to have the shares of Common Stock listed for trading on NASDAQ in the event that the Company is otherwise able to meet the NASDAQ Stock Market listing standards in the future.

Development Stage Company

         Since the Company never engaged in the active conduct of a trade or business, it has not generated any revenues to date, with the exception of interest income on the funds recovered by the Company in the lawsuits prosecuted by it as a result of the theft of the Company's funds and the special warrants to purchase 4,000,000 shares of First Dynasty common stock and cash received from such source under the FDM Agreement, as amended. The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control. These include, without limitation, unanticipated problems and additional cost relating to development, production, marketing, and competition. The Company expects to incur operating losses for the near term future and, in any event, until such time as it derives substantial revenues from the sale of its investments in the common stock of First Dynasty (after the special warrants to acquire such shares are exercised) if any. There can be no assurance that the Company will develop successful operations.

Need for Additional Cash

         The Company needs additional funds if it is to conduct any operations in the foreseeable future, none of which is contemplated at present. Moreover, there can be no assurance that any financing for any future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

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

Competition

         There is intense competition in the mining industry. If the Company does engage in any future mining activities, it will be competing with larger mining companies, many of which have substantially greater financial strength, capital, marketing and personnel resources than those possessed by the Company.

Need for Key Personnel

         The Company presently only has one officer intimately familiar with the operation of mining projects or the development of such projects. While the Company does not believe the loss of its president or any other director or officer of the Company will materially and adversely affect its long-term business prospects, the loss of any of the Company's senior personnel might potentially adversely affect the Company until a suitable replacement could be found. While the Company has an employment agreement with one of its officers, Drury J. Gallagher, such agreement is for only a three-year term which expires on June 30, 2000 and Mr. Gallagher's salary has been eliminated as of September 30, 1998 because the Company is no longer conducting any active business activities. There can be no assurance that such agreement will be renewed or, if renewed, will be on terms mutually acceptable to all parties.

Failure to Satisfy NASDAQ Listing Rules

         Effective in August, 1991, the SEC approved the adoption by the NASDAQ Stock Market of new maintenance standards for companies whose securities are traded on NASDAQ. Under these new standards, among other things, a corporation must have $4 million in total assets and $2 million in capital and surplus and a minimum bid price of $3.00 per share in order to be eligible for a Nasdaq listing. At December 31, 1998, the Company had total assets of approximately $314,124 and stockholders' equity of $140,800. Without increases in assets and capital surplus, the Company may not be able to be eligible to have its securities traded on NASDAQ. Moreover, regulations issued by NASDAQ have increased the thresholds that have to be met in order for a security to be traded initially on the NASDAQ Small Cap and National Markets, which may adversely affect the Company's ability to have its Common Stock traded on the NASDAQ Small Cap or National Markets. Furthermore, the Company could experience difficulties in commencing the trading of its securities on NASDAQ. If the Company is unable to have its securities traded on NASDAQ, its securities will continue to be eligible for trading on the NASDAQ bulletin board, although the market for shares of the Company's Common Stock may be reduced and, hence, the liquidity of the shares of Common Stock and/or the Warrants may be reduced. However, recent regulations adopted for the trading of securities may adversely affect the eligibility of the Company's Common Stock for trading on the NASDAQ electronic bulletin board.

Restrictions on Transfer

         Pursuant to the Stockholders Agreement, the then current five principal holders of the Company's Common Stock, Messrs. Gallagher, Hayman, Hayman, and Ryan and the Seitz Family Limited Partnership agreed not to sell the shares of Common Stock owned by them for a period of 24 months following the date of the final closing of the Offering (i.e., until December 31, 1997), except they each have the right to pledge a portion of their shares and to make transfers within their family or to certain family-controlled entities. In addition, Eyre and the Parry-Beaumont Trust also agreed not to sell, pursuant to the Stockholders Agreements, the 600,000 and 400,000 shares of the Company's Common Stock owned by them (after implementation of the Initial Restructuring Agreement) for a period of 24 months from the date of the final closing of the Offering (i.e., until December 31, 1997), except that they each have the right to sell 150,000 shares to non-United States persons (as defined under the Act) (all of which numbers have been computed after the Reverse Split). Moreover, each purchaser of Convertible Notes pursuant to the Offering also agreed not to sell the Common Stock issuable upon the conversion of the Convertible Notes or upon the exercise of the Warrants issued pursuant to such conversion for a period of 24 months from the date of the final closing of the Offering (i.e., until December 31, 1997). Upon the expiration of such agreements, which occurred, up to 367,048 shares of Common Stock held by the five major existing shareholders, 600,000 shares of Common Stock held by the purchasers of the Convertible Notes (assuming all the Warrants issued upon the prior automatic conversion thereof are exercised in full) and 1,000,000 shares issued to Eyre and the Parry-Beaumont Trust or a total of 1,967,048 (all computed after the Reverse Split), may potentially be available for sale under Rule 144, subject in some cases to a certain volume limitation. No prediction can be made as to the effect, if any, that future sales of Common Stock or the availability of such shares for sale will have on the market price of the Common Stock or the Warrants prevailing from time to time. Sales of substantial shares of the Common Stock or the Warrants, or the perception that such sales might occur, could adversely affect the prevailing market price of the Common Stock or the Warrants.

No Dividends

         The Company currently anticipates that it will retain all of its future earnings, if any, for use in its operations and does not anticipate paying any cash dividends in the near term future. There can be no assurance that the Company will pay cash dividends at any time, or that the failure to pay dividends for periods of time will not adversely affect the market price for the Company's Common Stock.

Control of the Company

         Drury J. Gallagher, the Chairman and Chief Executive Officer, and Robert A. Garrison, the President and Chief Operating Officer, currently own 1,108,451 and 1,000,000 shares, respectively, or a total of 2,108,451 shares of the Company's Common Stock issued and outstanding as of December 31, 1998. In addition, Eyre and the Parry-Beaumont Trust own 600,000 and 400,000 shares of Common Stock, respectively, as of such date. If Messrs. Gallagher and Garrison act in concert they only control 49% of the issued and outstanding Common Stock of the Company. However, if they act in concert together with the owner or owners holding slightly more than 1% in total of the Company's Common Stock issued and outstanding, they will be able to effectively determine the vote on any matter being voted on by the Company's stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company. In such case, such group would own more than 2,174,057 of the 4,348,114 shares of Common Stock outstanding as of December 31, 1998, or more than 50% of the issued and outstanding shares of the Company's Common Stock. The same result would follow if Messrs. Gallagher and Garrison acted in concert with

Eyre and the Parry-Beaumont Trust.

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

         The Company believes that the Company properly issued the shares of its Common Stock to Messrs. Gallagher and Garrison in exchange for valuable consideration and that the claim of invalidity of such action has no merit. Furthermore, the Company believes that the Second Restructuring Agreement is valid, that Eyre and the Parry-Beaumont Trust waived their rights covered thereby and that any claim of invalidity with respect thereto has no merit. The Company intends to prosecute such litigation to completion. However, while the Company believes it will be successful in the assertion of its claims and Messrs. Gallagher and Garrison will be successful in the defense of the claims made against them in such litigation, there can be no assurance as to the outcome of the above litigation between the parties.

Ownership of Special Warrants to Purchase First Dynasty Common Stock

         The Company's principal asset at present consists of special warrants to purchase 4,000,000 shares of common stock of First Dynasty, the common stock of which is traded on the Toronto Stock Exchange and NASDAQ. The closing price of a share of such common stock on March 18, 1999 was U.S. $0.13. However, the special warrants and the 4,000,000 shares of First Dynasty into which they are exercisable are an illiquid investment, and are subject to Canadian securities laws restrictions, and, hence, not freely tradable. Moreover, as of December 31, 1998, First Dynasty had 112,403,797 share of common stock issued and outstanding, and warrants, options and convertible notes to purchase 36,100,000 shares of common stock outstanding on such date. Since there are outstanding special warrants to purchase 31,600,000 shares of First Dynasty at prices ranging from $0.29 to $0.42 over the period ending January 31, 2002, the shares purchasable thereunder will, in the Company's view, pose an overhang on the trading market and adversely affect any upward price movement in the shares of common stock of First Dynasty.

United States Income Tax Consequences Arising Out of the Asset Purchase Agreement with Eyre.

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

         While the Company had a net operating loss carry forward as of December 31, 1994 of approximately $2,500,000 which expired in 1996, the closing of the transaction under the Agreement and the Offering eliminated almost the entire amount thereof as of December 31, 1995. Thus, if a substantial amount of gain arose upon the closing under the Agreement, the Company's net operating loss carry forward would not be available, in all likelihood, to offset such gain in a material way.


ITEM 2.       DESCRIPTION OF PROPERTIES

         The Company formerly leased office space of approximately 1,000 square feet, in New York, on premises owned by Penn-Med Consultants, Inc., whose sole stockholders are the three largest stockholders of the Company, other than Eyre, the Parry-Beaumont Trust and Robert A. Garrison. The Company accrued rental payments of $3,000 a month, commencing as of January 1, 1996, for lease of space at the premises and the provision of various administrative services, including telephone, fax and xerox. There is no written agreement covering such arrangement. The lease was terminated on December 31, 1997.


ITEM 3.       LEGAL PROCEEDINGS

         In January, 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust and Kevin Parry, individually, in the United States District Court for the Southern District of New York, bearing Docket No. 98 Civ. 0009, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

         The defendants denied such claims and asserted counterclaims against the Company seeking damages in an underdetermined amount against the Company and seeking a declaratory judgment voiding the Second Restructuring Agreement (as defined herein in Section 12(A)). In addition, Eyre and the Parry-Beaumont Trust brought a third-party complaint against Drury J. Gallagher and Robert A., Garrison, individually, seeking, among other things, damages in excess of $75,000 and directing Mr. Gallagher and Mr. Garrison to return the 2,000,000 shares of the Company's common stock issued to them by the Company in January, 1997.

         The respective parties have served notices to take the deposition of the other parties in the action and made requests for the production of documents. The parties have scheduled the taking of depositions commencing on May 17, 1999.

         The Company intends to prosecute the litigation to completion and believes that it claims against the plaintiffs will be successfully contested and that the defendants' claims asserted against the Company and Messrs. Gallagher and Garrison are without merit, although there can be no assurance as to the outcome thereof.

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

         (b) As of December 31, 1998, there were approximately 1,100 holders of record of the Company's Common Stock.

         (c) The Company did not pay or declare any cash dividends on its Common Stock during its last two fiscal years ended December 31, 1997 and December 31, 1998.

         (d) As of December 31, 1998, the Company was not prohibited from paying any dividends on its Common Stock.

         (e) The Company's transfer agent is American Registrar and Transfer Company, with offices at 10 Exchange Place, Salt Lake City, Utah 84111.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         As at December 31, 1998, the Company had net assets of $314,124, of which $58,124 consisted of cash or cash equivalents, and had current liabilities of $173,324. Thus, the Company's current liabilities exceeded its current liabilities as of such date.

         The Company's plan of operation for calendar year 1999 is:

         (a) to exercise the special warrants to purchase 4,000,000 shares of First Dynasty common stock, at no cost, and hold such stock for investment purposes thereafter; and

         (b) to prosecute the litigation against Mr. Parry, Eyre and the Parry-Beaumont Trust to completion.

         The Company needs financing to meet its anticipated monthly administrative expenses of $5,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. Prior to the commencement of the litigation described in Item 3 hereof, the Company anticipated that it might obtain additional financing in 1999 from the holders of its Warrants. Pursuant to the Offering of $500,000 principal amount of the Convertible Notes of the Company, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock at an exercise price of $0.50 per share. By virtue of the Reverse Split, the Warrants were converted into Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $5 per share. On January 23, 1997, the Company amended the Warrants to reduce the exercise price to $1 per share and to extend the expiration date until December 31, 1997. Again, on December 1, 1997, the Company amended the Warrants to reduce the exercise price to $0.125 per share and to extend the expiration date until December 31, 1998, and recently extended the expiration date until December 31, 1999. If the Warrants were exercised in full, the Company would receive $50,000 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus does not anticipate that any amount thereof will be exercised, although there can be no assurance of such result.

         In the event that no contemplated financing is obtained through the exercise of the Warrants (which the Company considers highly remote), the Company does not have sufficient financial resources to meet its obligations as of June 30, 1999.

         Accordingly, based on the Company's needs for additional financing of its operations, Messrs. Gallagher and Garrison agreed to continue to advance funds to the Company for such purpose through December 31, 1999 if the Company also agreed not to encumber the special warrants to purchase First Dynasty common stock (and the shares issuable thereunder once received), which the Company agreed to do.

         The Company does not intend to engage in any project research and development during 1999 and does not expect to purchase or sell any plant or significant equipment.

         The Company does not expect to hire any additional full-time employees in 1999.


ITEM 7.       FINANCIAL STATEMENTS

         The audited financial statements, notes thereto and reports of independent certified public accountants thereon for the fiscal years of the Company ended December 31, 1998 and December 31, 1997 (by Marks Shron & Company,
LLP) are attached hereto as part of, and at the end of, this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:


   Name                          Age         Officer
   ----                          ---         -------
   Drury J. Gallagher            60          Chairman, Chief Executive Officer,
                                             Treasurer and Director

   Robert A. Garrison            58          President, Chief Operating Officer,
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


ITEM 10.      EXECUTIVE COMPENSATION

         (a) The summary compensation table below indicates the cash or accrued compensation paid by the Company as well as other compensation paid or accrued to the Chairman and Chief Executive Officer (the Company's chief executive officer) and the next highest compensated executive officer at December 31, 1998 for services rendered in all capacities during calendar years 1998, 1997 and 1996:

                           SUMMARY COMPENSATION TABLE


         Annual Compensation                                      Long Term Compensation Awards
-------------------------------------------------------   -------------------------------------------------------------
Name and                                              Other Annual  Restricted      Underlying       LTIP    All Other
Principal Position        Year     Salary      Bonus  Compensation  Stock Awards  Options/SARs(#)   Payout Compensation
------------------        ----     ------      -----  ------------  ------------  --------------    ------- -----------
Drury J. Gallagher,       1998    $112,500      -0-      -0-(2)         -0-            -0-            -0-       -0-
Chairman, Chief           1997    $125,000(1)   -0-      -0-(2)         -0-            -0-            -0-       -0-
Executive Officer         1996    $100,000(1)   -0-      -0-(2)         -0-        250,000 shares     -0-       -0-
and Treasurer
(the Company's Chief
Executive Officer)

Robert A. Garrison,       1998    $     -0-     -0-      -0-(2)         -0-            -0-            -0-       -0-
President, Chief          1997    $ 13,333(1)   -0-      -0-(2)         -0-            -0-            -0-       -0-
Operating Officer         1996    $100,000(1)   -0-      -0-(2)         -0-        250,000 shares     -0-       -0-
and Secretary
and Secretary


----------
         (1) Under the Company's employment agreements with Mr. Gallagher dated as of July 1, 1995, and with Mr. Garrison dated as of July 1, 1995 (as amended as of April 12, 1996), such officers were to be paid an annual salary of $100,000, in equal monthly installments, commencing as of July 1, 1995. However, since the Company was unable to pay any of such salaries in 1995 and 1996, all such amounts accrued, which totalled $150,000 per person, or an aggregate of $300,000 as of December 31, 1996. Initially, the Company and the officers orally agreed in July, 1995 to postpone the payment of such accrued salaries and any additional amounts due under the employment agreements until the Company received additional funding of at least $2,000,000. As reflected in Item 12(A) hereof, the Company canceled $100,000 of such accrued compensation and all of the stock options and stock appreciation rights of each officer as of January 3, 1997, in exchange for 1,000,000 shares of the Company's Common Stock which were transferred to each of them. In addition, Mr. Gallagher's compensation for 1997 was $125,000, of which $50,000 was accrued, together with the accrual of Mr. Garrison's compensation of $13,333 for 1997. In addition, Mr. Gallagher accrued $112,500 of his compensation for 1998. All compensation numbers reflect the compensation payable for the period from January 1, 1996 to December 31, 1998.

         Mr. Gallagher entered into a three-year employment agreement with the Company as of July 1, 1995. Under such agreement, Mr. Gallagher agreed to spend up to one-half of his business time as President and be in charge of the Company's day-to-day operations at an annual salary of $100,000. The agreement also provided for the reimbursement of expenses incurred by him in the performance of his duties. Such agreement was amended and restated as of July 1,

1997 to increase Mr. Gallagher's base compensation to $150,000 as of such date and to extend the term thereof until June 30, 2000. Mr. Gallagher's salary under such agreement ceased after September 30, 1998 because the Company had become dormant by that date.

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

         Mr. Garrison also entered into a substantially identical employment agreement with Autosport under which he was to be paid an annual salary of $15,000. However, since Autosport (as defined in Item 12(B) in the prior 10-KSBs filed by the Company with the SEC) terminated its Mining Management Agreement with the Company pursuant to the Initial Restructuring Agreement (as defined in Item 12(B)), Mr. Garrison's employment with Autosport was also terminated. Thereafter, on April 12, 1996 the Board of Directors decided to amend Mr. Garrison's employment agreement with the Company to increase his annual salary thereunder from $85,000 to $100,000. Pursuant to such Board action, the parties executed and delivered an amendment to Mr. Garrison's employment agreement with the Company to such effect.

         Mr. Garrison's employment agreement with the Company, as amended, terminated as of January 31, 1997 when he became entitled to receive consulting fees from GGA for services rendered on behalf of the Company pursuant to the consulting agreement dated as of May 13, 1997. Mr. Garrison received $62,500 in cash and special warrants to purchase 500,000 shares of First Dynasty common stock on August 31, 1998 in full satisfaction of all of First Dynasty's payment obligations to him under such consulting agreement, subject to First Dynasty's continuing obligations to arrange for the free trading of such securities.

         Mr. Gallagher and Mr. Garrison received $4,982 and $5,752, respectively, in partial payment of their accrued salaries in January, 1998, from the $200,000 cash payments made by First Dynasty to the Company in 1998.

         (2) Perquisites and other personal benefits paid or accrued to each of the above-named officers were less than 10% of the total of their respective annual salaries in 1998 and all previous years, and the same was true in 1995 in the case of Mr. Gallagher. Mr. Garrison first joined the Company as of July 1, 1995.

         (b) Stock Options and Awards

         The Company has no options or awards outstanding under the 1995 Stock Option Plan, and the Company made no grants or awards thereunder during the year ended December 31, 1998.(1)

         (c) 1995 Stock Option Plan

         The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like).

         For a description of the terms of the 1995 Stock Option Plan, and the tax consequences thereunder, an interested person can review the annual reports previously filed by the Company with the SEC.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Set forth below is information as of December 31, 1998 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's Common Stock:


Title of Class    Beneficial Owner               Shares(1)     Percent of Class
--------------    -------------------            ---------     -----------------
                                                 Common
                                                 ------
Common Stock      Drury J. Gallagher             1,132,451(2)           26.0
                  c/o Global Gold Corporation
                  734 Franklin Avenue
                  Suite 303
                  Garden City, NY 11530

Common Stock      Robert A. Garrison             1,000,000(3)           23.0
                  44 Lords Highway East
                  Weston, Connecticut  06883

Common Stock      Eyre Resource N.L.               600,000(4)           13.8
                  Crest House - Suite 5
                  7 Havelock Street
                  West Perth WA 6005
                  Australia

Common Stock      Jeffrey Beaumont, Trustee
                  of the Parry-Beaumont Trust      400,000(4)            9.2
                  18, Pioneer Sector 1
                  Jurong, Singapore 2262


----------
         (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1998. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1998 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

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

         (4) The shares owned by each of Eyre and the Parry-Beaumont Trust reflects the surrender of 6,000,000 and 4,000,000 shares of the Company's Common Stock, respectively (prior to the 1 for 10 reverse split of such common stock effective as of December 31, 1996), and the surrender of Acquisition Warrants to purchase 3,600,000 (prior to the Reverse Split) and 2,400,000 (prior to the Reverse Split) shares of Common Stock, respectively, as well as the surrender by Autosport of its options to purchase 2,000,000 shares of the Company's Common Stock (prior to the Reverse Split), all pursuant to the Initial Restructuring Agreement. Under the Second Restructuring Agreement, Eyre and the Parry-Beaumont Trust surrendered their Acquisition Warrants to acquire 2,400,000 (prior to the Reverse Split) and 1,600,000 shares (prior to the Reverse Split)of the Company's Common Stock, respectively. The validity of such surrender of Acquisition Warrants, among other things, is being contested by Eyre and the Parry-Beaumont Trust in the lawsuit described in Item 3 hereof.

      (b) Set forth below is information as of December 31, 1998 pertaining to ownership of the Company's Common Stock by all directors and executive officers of the Company:


                  Name and Address of            Number of
Title of Class    Beneficial Owner               Shares(1)      Percent of Class
--------------    --------------------           -----------    ----------------
Common            Drury J. Gallagher             1,132,451(2)        26.0(2)
                  c/o Global Gold Corporation
                  734 Franklin Avenue
                  Suite 303
                  Garden City, NY 11530

Common            Robert A. Garrison             1,000,000(3)        23.0(3)
                  44 Lords Highway East
                  Weston, Connecticut  06883
                                                 ------------      ---------
                                    Total        2,132,451           49.0



         (c) As of December 31, 1998, except as described in Item 12 hereof, there were no arrangements in effect which may result in a change of control of the Company, after taking into account the effects of the Restructuring Agreements discussed above.

----------
         (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1998. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1998 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

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


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)      Transactions with Officers

         As described in Item 6 hereof in the Form 10-KSB filed by the Company for the period ended December 31, 1996, Mr. Gallagher agreed to advance funds to the Company to cover its administrative expenses and legal and accounting expenses through June 30, 1997, if he was paid in full by such date or earlier out of the proceeds of any financing received by the Company in excess of $500,000 and provided that the Company also secured his loan with the Jet-Line Note, which the Company agreed to do.

         Pursuant to such agreement, Mr. Gallagher loaned $192,000 to the Company, which loan was evidenced by a new consolidated note which the Company issued to him as of such date and cancelled the earlier consolidated note dated November 12, 1996. The Company discharged its loan Mr. Gallagher in full on May 19, 1997 by paying him such amount plus interest thereon of $14,058.49 on such date.

         On January 3, 1997, the Board of Directors of the Company approved the transfer of 1,000,000 shares of its Common Stock (computed after the Reverse Split) to each of Messrs. Gallagher and Garrison in exchange for, (a) in Mr. Gallagher's case, the cancellation of $100,000 of accrued salary, and the cancellations of his options to acquire 175,000 shares of the Common Stock of the Company (computed after the Reverse Split) and the cancellation of his stock appreciation rights (the "SARs") which, under certain circumstances, could have resulted in the issuance to him of up to 37,500 shares of the Company's Common Stock (computed after the Reverse Split)1 and (b) in Mr. Garrison's case, the cancellation of $100,000 of accrued salary, the cancellation of his options to buy 75,000 shares of the Company's Common Stock and the cancellation of his SARs. The Company made such transfer to reward each of them for their efforts to secure financing for the Company and/or the Armenian mining project, for maintaining the Company's existence in the face of the Company's potential insolvency, and to increase their proprietary stake as the day-to-day management of the Company at the request of prospective investment banking firms and potential investors with whom the Company was then seeking to obtain funding.

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

         As a result of such transfers of Common Stock to Messrs. Gallagher and Garrison, Mr. Gallagher increased his beneficial ownership of Common Stock to 26.0% and Mr. Garrison became the beneficial owner of 23.0% of the Common Stock, at such time and, taken together as a group, they now own 49% of the issued and outstanding shares of the Company's Common Stock (excluding the Warrants owned by Mr. Gallagher). Consequently, if Messrs. Gallagher and Garrison act in concert, they, together with any one or more stockholders owning in total slightly more than 1% of the shares of the Company's Common Stock issued and outstanding, will be able to effectively determine the vote on any matter voted by the Company's stockholders, including the election of directors and any merger, sale of assets or other significant corporate action.

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



Thus, each holder became potentially entitled to receive a maximum of 375,000 shares of the Company's Common Stock payable under the SARs awarded to him computed prior to the Reverse Split).

(B)      Relationship with Eyre Resources N.L. and the Parry-Beaumont Trust

         In January, 1995 the Company entered into a letter of intent with Eyre Resources N.L., an Australian corporation ("Eyre"), with respect to certain foreign mining projects. Thereafter, the Company entered into a definitive Asset Purchase Agreement with Eyre, dated as of June 30, 1995 (the "Agreement"), with respect to certain Armenian, Georgian and Australian mining projects, and closed the transactions contemplated thereunder on December 1, 1995.

         For a description of such transaction, the Initial Restructuring Agreement, the Second Restructuring Agreement and information with respect to Eyre, the Parry-Beaumont Trust, and the loan transaction between the Company and Eyre, an interested person can review the annual reports previously filed by the Company with the SEC.


ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

         1. The following documents are filed as part of this report: Financial Statements of the Company, including reports of independent certified public accountants, Balance Sheets, Statements of Income, Statements of Stockholders Equity, Statements of Cash Flow and Notes to Financial Statements: as at and for the periods ended December 31, 1998 and December 31, 1997.

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


Dated: April 14, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                        Title                           Date
        ----                        -----                           ----
/s/ Drury J. Gallagher   Chairman, Chief Executive Officer,    April 14, 1999
----------------------   Treasurer and Director (Principal
    Drury J. Gallagher   Executive and Financial Officer)


/s/ Robert A. Garrison    President, Chief Operating
----------------------    Officer, Secretary and Director      April 14, 1999
    Robert A. Garrison

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)


                              Financial Statements



                                December 31, 1998

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                              Financial Statements


                                December 31, 1998


  Exhibit                                                                             Page
  -------                                                                             ----
              Independent Auditors= Report                                              1

     A        Balance Sheets - as of December 31, 1998                                  2

     B        Statements of Income and (Loss) - for the years
              ended December 31, 1998 and 1997 and the
              development stage period
              January 1, 1995 through December 31, 1998                                 3

     C        Statement of Changes in Stockholders= Equity - for
              the years ended December 31, 1998 and 1997 and the
              development stage period January 1, 1995 through
              December 31,1998                                                      4a/4b

     D        Statement of Cash Flow - for the years ended December 31, 1998 and 1997 and the development stage period January 1, 1995 through
              December 31, 1998                                                         5

              Notes to Financial Statements                                            15


                                                                      Page 2
                                                                   Exhibit A


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                December 31, 1998


                                     ASSETS

CURRENT

 Cash                                                          $    24,623.

 Refundable Deposit                                                 33,347.
                                                               ------------
                                                                    57,970.

OTHER ASSETS

 Special Warrants - First Dynasty Mines Ltd.                       256,000.
                                                               ------------
TOTAL ASSETS                                                   $   313,970.
                                                               ------------
                                                               ------------

                      LIABILITIES AND STOCKHOLDERS- EQUITY

CURRENT LIABILITIES

 Accounts payable and accrued expenses                         $   173,170.
                                                               ------------


STOCKHOLDERS- EQUITY - Exhibit C

 Common stock $0.001 par, 100,000,000 shares authorized
  4,348,114 shares issued and outstanding                            4,348.

 Paid Capital-dormant period                                     3,236,602.

 Paid Capital-development stage                                  1,493,223.

 Retained earnings-dormant period                               (2,907,648)

 Retained earnings-development stage                            (1,685,725)
                                                               ------------

                                                                   140,800.
                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS- EQUITY                     $   313,970.
                                                               ------------
                                                               ------------


See Independent Auditors' Report and Notes to the Financial Statements.

                                                                     Page 3
                                                                  Exhibit B

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                         Statement of Income and (Loss)


                                             For the                  For the           January 1, 1995
                                             Year Ended               Year Ended        (development stage
                                             December 31,             December 31,      through
                                             1998                     1997              December 31, 1998
                                             ------------             ------------      ------------------
REVENUE                                      $      --                $      --            $       --
                                             ----------               ----------           ----------
EXPENSES
 Officers' compensation                        112,500.                 138,334.              550,834.

 Legal                                          73,761.                 145,020.              542,110.

 Accounting and auditing                        22,500.                  30,100.              123,448.

 Transfer agent and securities fees                 --                    1,534.               12,446.

 Proxy costs                                        --                       --                26,555.

 Rent                                         (18,000)                   36,000.               54,000.

 Office expense                                29,758.                   62,621.              122,990.

 Travel                                            92.                      193.               43,234.
                                             ----------               ----------           ----------

OPERATING (LOSS)                             (220,611)                 (413,802)           (1,475,617)

OTHER INCOME (EXPENSES)

 Interest and royalty income                      817.                    3,693.                5,379.

 Organization costs                                --                       --                 (4,800)

 Interest expense                                (601)                   (7,090)              (15,422)

 Provision for bad debts                           --                  (150,000)             (325,000)

 Write-off investment in Georgia mining
  interests                                        --                  (135,723)             (135,723)

 Gain on sale of interest in Global Gold
   Armenia                                    255,999.                   12,875.              268,874.
                                             ----------               ----------           ----------

INCOME/(LOSS) BEFORE INCOME TAXES              35,604.                 (690,047)           (1,682,309)

 Income taxes                                    (660)                     (700)               (3,416)
                                             ----------               ----------           ----------

NET INCOME/(LOSS)                           $  34,944.                $(690,747)          $(1,685,725)
                                             ----------               ----------           ----------
                                             ----------               ----------           ----------
NET INCOME/(LOSS) PER SHARE                 $    .008                 $  (.1589)
                                             ----------               ----------
                                             ----------               ----------



See Independent Auditors' Report and Notes to the Financial Statements.

                                                                     Page 4a
                                                                   Exhibit C

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company
                  Statements of Changes in Stockholders' Equity



                                                            Paid-in        Retained       Retained        Paid-in
                               Issued and                   Capital        Earnings       Earnings        Capital
                               Outstanding     Common      (Dormant        (Dormant       (Development    (Development
                               Shares          Stock        Period)        Period)        Stage)          Stage)           Total
                               -----------  ----------    ----------     -------------  --------------   -------------  -----------
Stockholders' equity
 December 31, 1994              898,074.    $  89,807.    $3,147,693.    $(2,907,648.)  $         --     $      --     $  329,852.

Net Loss January 1-
 December 31, 1995                                --              --                        (361,345.)                   (361,345.)

Adjustment re: restatement
 of par value                                (88,909.)        88,909.             --              --            --             --

Eyre acquisition              1,000,000.       1,000.             --              --              --       849,000.       850,000.

Proceeds through private
 offering                       200,000.         200.             --              --              --       421,373.       421,573.
                              ----------    ---------     -----------    -------------   ------------    ----------     ----------
Stockholders' equity
 December 31, 1995            2,098,074.       2,098.      3,236,602.     (2,907,648.)      (361,345.)   1,270,373.     1,240,080.

Net Loss January 1-
 December 31, 1996                   --           --              --              --        (668,577.)          --       (668,577)

Warrants exercised                   40.          --              --              --              --           100.           100.
                              ----------    ---------     -----------    -------------   ------------    ----------     ----------

Stockholders' Equity
 December 31,1996             2,098,114     $  2,098      $3,236,602.    $(2,907,648.)   $(1,029,922.)  $1,270,473.     $ 571,603.
                              ----------    ---------     -----------    -------------   ------------    ----------     ----------
                              ----------    ---------     -----------    -------------   ------------    ----------     ----------



See Independent Auditors' Report and Notes to the Financial Statements.

                                                                     Page 4b
                                                                   Exhibit C

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company
                  Statements of Changes in Stockholders' Equity



                                                            Paid-in        Retained       Retained        Paid-in
                               Issued and                   Capital        Earnings       Earnings        Capital
                               Outstanding     Common      (Dormant        (Dormant       (Development    (Development
                               Shares          Stock        Period)        Period)        Stage)          Stage)           Total
                               -----------  ----------    ----------     -------------  --------------   -------------  -----------
Stockholders' equity
 December 31, 1996              2,098,114.    $2,098.     $3,236,602.    $(2,907,648.)   $(1,029,922).    $1,270,473.    $ 571,603.

Net Loss January 1 -
 December 31, 1997                     --         --              --         (690,747)            --              --      (690,747.)


Issuance of Common Stock        2,250,000      2,250.             --               --             --         222,750.      225,000.

Shareholders' Equity
 December 31, 1997              4,348,114.    $4,348.      $3,236,602.   $(2,907,648.)   $(1,720,669.)    $1,493,223.     $105,856.
                                ----------    -------      -----------   -------------   -------------    -----------     ---------
                                ----------    -------      -----------   -------------   -------------    -----------     ---------
Net Income January 1-
 December 31, 1998                     --         --               --             --          34,944.             --        34,944.

Stockholders' equity
 December 31, 1998              4,348,114     $4,348.      $3,236,602.   $(2,907,648.)   $(1,685,725.)    $1,493,223.     $140,800.
                                ----------    -------      -----------   -------------   -------------    -----------     ---------
                                ----------    -------      -----------   -------------   -------------    -----------     ---------



In 1997 the company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries and additional consideration. Also, 250,000 common shares were issued as a finders fee in connection with the First Dynasty financing.

See Independent Auditors- Report and Notes to the Financial Statements.

                                                                    Page 5
                                                                 Exhibit D

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flow



                                                      For the             For the           January 1, 1995
                                                      Year Ended          Year Ended        (development
                                                      December 31,        December 31,      stage through
                                                      1998                1997              December 31, 1998
                                                      -------------     --------------      -----------------
CASH FLOW FROM DEVELOPMENT
STAGE ACTIVITIES:

 Net Income/(Loss)                                    $  34,944         $  (690,747)          $(1,685,725)

 Adjustments to reconcile net income/(loss) to net cash provided by operating activities:

  Increase (decrease) in:

  Provision for bad debt included in net loss                --             150,000.              325,000.

  Write-off of mining investment in Georgia                  --             135,723.              135,723.

  Organization costs                                         --                  --                (9,601)

  Gain on sale of Armenia mining interests             (255,999)           ( 12,875)             (268,874)

  Accounts receivable and deposits                      (33,501)                 --               (33,501)

  Accounts payable, accrued expenses
   and miscellaneous                                     12,835          (1,016,281)              269,773.
                                                       ---------        ------------          ------------
Net cash (used) by Development Stage Activities        (241,721)         (1,434,180)           (1,267,205)
                                                       ---------        ------------          ------------

CASH FLOW FROM INVESTING ACTIVITIES:

 Proceeds from sale of Armenia mining
    interests (net of Note Receivable)                       --           1,691,155.            1,691,155.

 Collection of Note Receivables                         200,000                  --               200,000
                                                       ---------        ------------          ------------

 Investment in certain mining interests
    - net of financing                                       --                  --              (153,494)

 Deferred - mining interests                                 --                  --              (878,858)

Net cash provided by Investing Activities               200,000.          1,691,155.              858,803.
                                                       ---------        ------------          ------------

CASH FLOW FROM FINANCING ACTIVITIES:

 Net proceeds from private placement offering                --                  --               421,573.

 Note Payable - officer (net)                                --            (191,000)                   --

 Warrants exercised                                          --                  --                   100.
                                                       ---------        ------------          ------------

Net cash provided (used) by Financing Activities             --            (191,000)              421,673.
                                                       ---------        ------------          ------------

NET INCREASE (DECREASE) IN CASH                         (41,721)             65,975.               13,271.

CASH - beginning                                         66,344.                369.               11,352.
                                                       ---------        ------------          ------------

CASH - end                                            $  24,623.        $    66,344.            $  24,623.
                                                       ---------        ------------          ------------
                                                       ---------        ------------          ------------

SUPPLEMENTAL CASH FLOW INFORMATION

 Income taxes paid                                    $     660.        $       700.            $   2,008.
                                                       ---------        ------------          ------------
                                                       ---------        ------------          ------------

 Interest Paid                                        $     601.        $     7,090.            $  15,422.
                                                       ---------        ------------          ------------
                                                       ---------        ------------          ------------



In 1995 the Company issued one million shares of common stock for certain mining interests, with an estimated value of $850,000 (Note 5). In 1997 the Company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries and additional consideration. Also, 250,000 common shares were issued as a finders fee in connection with the First Dynasty financing.

In 1998 the Company exchanged its interest in Global Gold Armenia Limited for 4,000,000 First Dynasty Mines Ltd. Special Warrants exchangeable at no cost into 4,000,000 shares of common stock of First Dynasty Mines Ltd. (Note 17)

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998


NOTE 1:  ORGANIZATION (AS A DEVELOPMENT STAGE COMPANY) AND ACCOUNTING POLICIES

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

         The Company had offices in New York City which it leased from Penn-Med Consultants, Inc., which was charging rent in the amount of $3,000 per month to the Company commencing January 1, 1996 through December 31, 1997 for use of the premises, office equipment, facilities, etc. The lease was terminated on December 31, 1997 and Penn-Med canceled $18,000 in accrued rent payable.

         During 1995 the Company formed certain wholly-owned foreign subsidiaries. Any reference in these statements to the Company may also include one, some or all of the subsidiaries. All intercompany transactions were eliminated.

         As a result of ownership changes, the Company will not be able to benefit from all of its net operating loss carryforwards. (Income Tax Matters - see Note 14.)



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


NOTE 3:  COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION

         The Company was incorporated as Triad Energy Corporation on February 21, 1980, and closed a public offering of its common stock in January 1981. Several months after the closing of such public offering, the Company withdrew the listing of the common stock for trading on NASDAQ because of the theft of substantially all of the cash funds of the Company derived from the proceeds of the public offering by its then president, Samuel McNell, in July 1981. The case has long since gone through the judicial system and Samuel McNell is no longer an officer, director, employee or in any other fashion doing business with the Company. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. The Company filed its Form 10-KSB for the calendar years 1994, 1995, 1996 and 1997, its Form 10-Q for all quarters in 1995 and thereafter, and also filed audited financial statements covering the calendar years 1987, 1988, 1989, 1990, 1992, 1993, 1994, 1995, 1996 and 1997. There can be no assurance that the SEC might not assert claims against the Company and its present and former directors and officers, which actions

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998



NOTE 3: COMPANY HISTORY AND REPORTS WITH THE SECURITIES AND EXCHANGE COMMISSION (continued)

         might adversely affect the future conduct of the Company's business or be detrimental to future trading of the Company's stock in the public markets.


NOTE 4:  DEVELOPMENT STAGE COMPANY

         The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control. Management must also be successful in securing additional investor and/or lender financing. The Company expects to incur operating losses for the near term and, in any event, until such time as it derives substantial revenues from its investment in First Dynasty Mines Ltd. or other future projects.



NOTE 5:  ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

         Pursuant to the Asset Purchase Agreement dated June 1995, the Company acquired from Eyre, an Australian corporation, all of its potential interest in its Armenian gold mining project and all of Eyre's potential interest in its Georgia gold and copper mining project (Note
         8).

         The Company paid Eyre for the Armenian and Georgian interests as follows:


               Cash                          $153,494
               Note payable                   100,000
               Note payable                    46,506
                                             --------
                                             $300,000


         The Asset Purchase Agreement also provided for the Company to cause the delivery to Eyre and the Parry Beaumont Trust, a Singapore Trust, two million shares of stock, with an estimated value of $850,000, and warrants to acquire an additional one million shares. The Asset Purchase Agreement left Eyre and the Parry Beaumont Trust with two out of five seats on the Board of Directors.

         As of December 1, 1995, the Company and Eyre and the Parry Beaumont Trust entered into a Restructuring Agreement pursuant to which Eyre surrendered 600,000 shares of common stock and acquisition warrants to purchase 360,000 shares of common stock, the Parry Beaumont Trust surrendered 400,000 shares of common stock and warrants to purchase 240,000 shares of common stock, and Eyre acquired a 2% overriding production royalty.

         Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in the Fall of 1996, requested that the Company undertake a reverse split of its common stock (Note 16) to decrease the number of shares outstanding in order to facilitate possible future financing and to reduce the equity stake of certain shareholders who received shares pursuant to the Restructuring Agreement essentially in their capacity as finders. In response thereto, by letter dated December 4, 1996, Eyre and the Parry-Beaumont Trust surrendered their acquisition warrants to purchase 240,000 and 160,000 shares, respectively, of the Company's common stock (a total of 400,000 shares), and surrendered their right to designate two

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998


NOTE 5:  ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE (continued)

         members of the Board of Directors of the Company. In addition, Eyre agreed to waive its overriding royalties in the Armenian projects and to waive the approximately $146,000 due it under the promissory notes received at the closing of the Second Restructuring Agreement.

         In January, 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust and Kevin Parry, individually, in the United States District Court for the Southern District of New York, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

         The defendants denied such claims and asserted counterclaims against the Company seeking damages in an underdetermined amount against the Company and seeking a declaratory judgment voiding the Second Restructuring Agreement. In addition, Eyre and the Parry-Beaumont Trust brought a third-party complaint against Drury J. Gallagher and Robert A., Garrison, individually, seeking, among other things, damages in excess of $75,000 and directing Mr. Gallagher and Mr. Garrison to return the 2,000,000 shares of the Company=s Common Stock issued to them by the Company in January, 1997.

         The respective parties have served notices to take the deposition of the other parties in the action and made requests for the production of documents. The parties have scheduled the taking of depositions commencing on May 17, 1999.

         The Company intends to prosecute the litigation to completion and believes that its claims against the plaintiffs will be successfully contested and that the defendants' claims asserted against the Company and Messrs. Gallagher and Garrison are without merit, although there can be no assurance as to the outcome thereof.

         The Company funded the litigation with $50,000 in a refundable deposit account which had a balance of $33,347 on December 31, 1998.

NOTE 6:  PATTERSON, BELKNAP, WEBB & TYLER, L.L.P.

         The Company retained the law firm of Patterson, Belknap, Webb & Tyler, L.L.P. (PBW&T) to represent the Company in its dealings with the Armenian and Georgian Republics. PBW&T has an international law practice involving commercial, nonprofit and humanitarian issues, and has offices in Moscow.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998



NOTE 6:  PATTERSON, BELKNAP, WEBB & TYLER, L.L.P. (Continued)

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

         The PBW&T arrangement was terminated on March 1, 1998.



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

         The Venture called for processing talings at the Ararat plant site and for reconditioning and restarting operations at the Zod and Meghradzor Mine sites.

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


NOTE 8:  THE GEORGIAN AGREEMENT

         The Company also acquired from Eyre rights under a Foundation Agreement dated April 22, 1995 (including a Charter for a joint venture company) with R.C.P.A. Madneuli, a Georgian state enterprise, in connection with carrying out certain mining of the Madneuli deposit. The Company was subsequently advised that the application for the license required to be filed with the Georgian government had not been filed, and it had no definitive agreement granting it fixed rights to mining production or processing in Georgia.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998


NOTE 8:  THE GEORGIAN AGREEMENT (continued)

         The Company thereafter learned that the Georgian government was planning to privatize the development of the Madneuli mine through a public bidding process which was slated to end on April 15, 1997. Since the structure of the Madneuli mining project under the public tender differed markedly from that contemplated under the Asset Purchase Agreement between the Company and Eyre dated as of June 30, 1995, the Company decided not to submit a bid for the development of the Madneuli mining project. As of December 31, 1997, the Company wrote-off its investment in the Georgian mining property resulting in a loss of $135,723.


NOTE 9:  NOTES RECEIVABLE

         The Company holds a note receivable from Jet-Line Environmental Services Inc. for $300,000 bearing interest at prime plus 2.0%.

         The Jet-Line Note, as more fully described in the documents, is convertible into at least 20% of Jet-Line's common stock. Jet-Line has defaulted on prior balloon payment obligations and is in default of its current interest requirements. The Note was understood to be secured by U.C.C.'s on certain equipment; however, there were no filings located.

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


NOTE 10: NOTES PAYABLE

         Drury Gallagher loaned the Company $192,000. The Note evidencing the loan bore interest at 10% per annum and was due on or before June 30, 1997, together with accrued and unpaid interest. The Note was repaid in full together with interest thereon. The officers loaned the Company $20,000 at an interest rate of 10% per annum due on or before December 31, 1998. The loans were repaid in full together with interest thereon.


NOTE 11: CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM

         Pursuant to a Private Placement Offering (the "Offering") dated May 17, 1995, as amended, the Company issued $500,000 of 10% Convertible Notes due December 31, 1996. Expenses in connection with the Offering were $78,427. Each $1,000 Convertible Note entitled the holder to 400

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998




NOTE 11: CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM (continued)

         shares of common stock and warrants to purchase 800 shares of common stock at an adjusted exercise price of $.50 per share at any time before December 31, 1998. The exercise price was subsequently reduced to $.125 per share to reflect the current market valuation as determined by management and the exercise date was extended to December 31, 1999.

         In accordance with the Offering, interest was not payable on the Convertible Notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of Convertible Notes were exchanged for 200,000 shares of common stock.


NOTE 12: WARRANTS OUTSTANDING

         The Company had warrants outstanding as follows:


                                      # Shares Right      Price/Share     Expiration
         Warrant Holder(s)             to Purchase      Exercisable at       Date
         -----------------            --------------    --------------    ----------
         Stockholders through Note

         Conversion (Note 5)            400,000           $  .125         12/31/99



NOTE 13: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

         Management presently consists of Mr. Drury J. Gallagher and Mr. Robert
         A. Garrison. Mr. Gallagher had been President of the Company and a stockholder since 1981; he is currently Chairman of the Company. Mr. Garrison was subsequently hired to oversee mining and related financing activities, and is currently President. Messrs. Gallagher and Garrison entered into employment agreements with the Company effective July 1, 1995. Each was entitled to receive a base salary of $100,000 per year for 50% of their time for a three-year term. The employment agreements called for automatic annual increases as defined. The Board of Directors of the Company may award bonuses up to 50% of base compensation. On February 1, 1997 Mr. Garrison's employment agreement was canceled and replaced with a GGA consulting contract. Mr. Gallagher's base salary was increased to $150,000 per year on July 1, 1997.

         As of December 31, 1998 accrued salary of $162,500 was due to Mr. Gallagher.

         On January 3, 1997, the Board of Directors of the Company approved the issuance of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison in exchange for $100,000 in accrued salary each plus cancellations of stock options and stock appreciation rights (the
         SARs) and personal guarantees up to $500,000. In 1997, Eyre questioned the validity of the issuance by the Company of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison and asserted a counterclaim against Messrs. Gallagher and Garrison individually, directing Mr. Gallagher and Mr. Garrison to return the 2,000,000 shares of the company's common stock.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998


NOTE 13: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS (continued)

         GGA agreed to retain Robert A. Garrison as a consultant for a three-year period commencing February 1, 1997 for $150,000 per annum pursuant to the terms of the consulting agreement entered into between such parties. The consulting agreement was terminated on August 31, 1998 with the payment of consulting fees through that date and the issuance of 500,000 special warrants of First Dynasty convertible into common shares at no cost and which become fully tradable within one year or with the public offering of common shares, whichever comes first.


NOTE 14: NON-UNITED STATES WHOLLY-OWNED SUBSIDIARIES / INCOME TAX MATTERS

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

         The Company experienced net operating losses for each of the years ended December 31, 1996 and 1997. The Company has elected to carryforward such losses for federal income tax purposes and offset future taxable earnings. However, since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded. Inasmuch as management valued the shares of stock distributed to Eyre in exchange for acquiring the aforementioned mining interests at $.085 per share (such interests, described herein, were not substantially perfected at the time of the transaction), it is management's position that even if the Internal Revenue Service deemed the transaction to be a taxable event, there would nevertheless be insignificant income tax consequences. However, there can be no such assurance. Furthermore, the Company will have to determine that the structure will not in any way be a deterrent from obtaining future financing or political risk insurance. Management will consider future structural changes, if necessary.

         For 1998 the Company's tax provision reflects the utilization of a net operating loss of $34,944.


NOTE 15: INCOME/(LOSS) PER SHARE

         Net income/(loss) per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents have not been included since the effect would be antidilutive.


NOTE 16: REVERSE STOCK SPLIT

         Various prospective investment banking firms and potential investors who expressed an interest in providing funding for the Company's projects in 1996 requested that the Company undertake a reverse split of its common stock to decrease the number of shares outstanding and thereby facilitate possible future financings. Accordingly, the Company effected a 1 for 10 reverse split of its common stock

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998


NOTE 16: REVERSE STOCK SPLIT (continued)

         effective as of December 31, 1996. Such step was taken by the written consent of the holders of a majority of the Company's issued and outstanding shares of common stock. By virtue of the reverse split, each stockholder's number of shares of common stock became one-tenth of the number previously held. The Company filed its Certificate of Amendment to the Certificate of Incorporation with respect to the reverse split with the Delaware Secretary of State on December 31,1996.

         All share and per share data in this report have been restated to reflect the reverse stock split, unless otherwise noted.


NOTE 17: FIRST DYNASTY MINES LTD.

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


         First Dynasty agreed to advance a maximum of $24,510,000 under the FDM Agreement. All funds advanced by First Dynasty were advanced to GGA as debt, which was convertible into stock of GGA at First Dynasty's option, or was automatically converted into such stock under certain circumstances, as follows:

         a. The first $6,490,000 of debt was convertible into 25% of the capital stock of GGA.

         b. The next $3,520,000 of debt together with the advance described above was convertible into 51% of the capital stock of GGA.

         c. For every additional $.5 million advanced in respect of the development of the Zod and Meghradzor mines (excluding the $10,010,000 Tailings Project expenditure) as a loan to GGA, such debt was convertible into an additional 1% of the capital stock of GGA, up to a maximum of 80% of the issued and outstanding shares of capital stock of GGA.

         Upon obtaining 80% of the capital stock of GGA, or upon making aggregate advances of $24,510,000, First Dynasty would be entitled to acquire the remaining 20% of the outstanding capital stock of GGA within 18 months after making such total advances, by issuance of 4,000,000 shares of its common stock.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 1998



NOTE 17: FIRST DYNASTY MINES LTD. (continued)

         In addition, First Dynasty agreed to pay the Company $400,000 to defray its expenses in participating in the negotiation of the second Armenian Joint Venture Agreement, of which $200,000 was paid upon the execution and the delivery of the FDM Agreement, and the balance of $200,000 was due on June 30, 1998. This amount was paid $50,000 on July 28, 1998 and $150,000 on September 1, 1998. Although not reflected in the FDM Agreement, First Dynasty also paid the Company $141,155 on May 15, 1997 to defray the expenses incurred by GGA during the three-month period ending March 31, 1997. The total cash and notes received of $1,891,155 from First Dynasty was offset against the investment in Armenia mining interests of $944,465, deferred costs as of December 31, 1997 as adjusted of $929,015 and organization costs of $4,800, resulting in a profit of $12,875.

         The Company and GGA, in conjunction with First Dynasty, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the amended Armenian Joint Venture Agreement on September 30, 1997, subject to the passage of a parliamentary decree approving it. The Armenian government passed a governmental decree on June 25, 1998. On July 24, 1998 First Dynasty and the Company entered into an agreement to accelerate the issuance of 4,000,000 special warrants exchangeable into an equal amount of First Dynasty common shares. The warrants were distributed on August 31, 1998. The 4,000,000 special warrants are exchangeable into 4,000,000 common shares of First Dynasty Mines Ltd. at no cost and become freely tradable within one year or with the public offering of common shares, whichever comes first. The common shares were valued at 13/64 on the Toronto Stock Exchange or US$.128 on August 31, 1998. For reporting purposes, the shares were discounted 50% for absence of a market for the warrants, presence of Canadian securities law restrictions on resale thereof, lack of trading volume and future dilution. As of December 31, 1998, there was no market for the special warrants. The common shares were valued at C$.15 per share on the Toronto Stock Exchange and US$.10 on the NASDAQ Bulletin Board. It is anticipated that the special warrants will be exchanged for common shares and the common shares will have a market value, although there can be no assurance of such result. The Company will retain the right until December 31, 2009 to elect to participate at a level of up to twenty percent with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

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


    19                    Assignment and Assumption Agreement
                          between Eyre Resources N.L. and Global
                          Gold Georgia Limited dated December 1,
                          1995(2)

    20                    Assignment and Assumption Agreement
                          between Eyre Resources N.L. and Global
                          Gold Australia Limited dated December 1,
                          1995(2)

    21                    Promissory Note of the Registrant dated December 1,
                          1995 in the principal amount of
                          $100,000(2)

    22 Promissory Note of the Registrant dated as of December 1, 1995 in the principal amount of $100,000(2)

    23                    Stockholders Agreement by and among the
                          Registrant, Eyre Resources N.L., the Parry-
                          Beaumont Trust, Drury J. Gallagher, Francis
                          A. Hayman, John Hayman. Howard G. Seitz
                          and George L. Ryan dated December 1,
                          1995(2)

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


   27.1                   Financial Data Schedule*



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

    46                   Definitive Agreement by and among the
                         Registrant, Global Gold Armenia Limited
                         and First Dynasty Mines Ltd. dated as of May 13, 1997(4)

    47                   First Amendment to the Definitive
                         Agreement by and among the Registrant,
                         Global Gold Armenia Limited and First
                         Dynasty Mines Ltd. dated as of October 10,
                         1997(4)

    48                   Restated Employment Agreement between the
                         Registrant and Drury J. Gallagher dated as of July 1, 1997+(4)

    49                   Restated Debenture of Global Gold Armenia
                         Limited issued to First Dynasty Mines Ltd.
                         dated October 3, 1997, including Guarantee thereof issued by the Registrant(4)

    50                   Form of Amendment No. 5 to Warrant
                         Agreement issued to the purchasers of the Registrant's 10% Convertible Notes pursuant to the Confidential Private
                         Placement Memorandum dated May 17, 1995, as amended(4)

    51                   Letter Agreement dated July 24, 1998
                         between Global Gold Corporation, First
                         Dynasty Mines Ltd. and Global Gold Armenia
                         Ltd. and Robert A. Garrison.+*

    52 Release dated as of August 31, 1998 given to Global Gold Corporation with respect to its guaranty of Debenture of Global Gold Armenia Limited and the Change
                         Over Shares issued to First Dynasty Mines
                         Ltd.*

         53              Share Transfer Certificate with respect
                         to the transfer of shares of shares of
                         First Dynasty Mines Armenia Limited
                         (formerly known as Global Gold Armenia
                         Limited) to First Dynasty Mines (USA)
                         LLC dated August 31, 1998*

         54              Joint Acknowledgement by First
                         Dynasty Mines Armenia Limited and
                         Robert A. Garrison dated August 31,
                         1998+*

         55              Joint Acknowledgement between First
                         Dynasty Mines Ltd., First Dynasty
                         Mines Armenia Limited and First
                         Dynasty Mines (USA) LLC and the
                         Registrant dated August 31, 1998
                         terminating all rights under the
                         Shareholders Agreement between the
                         parties*

         56              Special Warrants to purchase
                         4,000,000 shares of common stock of
                         First Dynasty Mines Ltd. issued to
                         the Registrant*

         57              Special Warrants to purchase 500,000
                         shares of common stock of First
                         Dynasty Mines Ltd. issued to Robert
                         A. Garrison+*

         58              Special Trust Indenture dated as of
                         August 31, 1998 between First
                         Dynasty Mines Ltd. and CIBC Mellon
                         Trust Company providing for the
                         issue of special warrants to
                         purchase common stock of First
                         Dynasty Mines Ltd. issued to the Registrant and Robert A. Garrison+*


         59              Form of Amendment No. 6 to Warrant
                         Agreement issued to the purchasers
                         of the Registrant's 10% Convertible
                         Notes pursuant to the Confidential
                         Private Placement Memorandum dated
                         May 17, 1995, as amended*

----------
*    Filed herewith.

+    Management contract or compensatory plan or arrangement.

(1)  Filed with 10-KSB for period ended December 31, 1994.

(2)  Filed with 10-KSB for period ended December 31, 1995.

(3)  Filed with 10-KSB for period ended December 31, 1996.

(4)  Filed with 10-KSB for period ended December 31, 1997.
