Form 10QSB
period 1999-03-31
GLOBAL GOLD CORP
filed 1999-05-24
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

        734 Franklin Street, Suite 383, Garden City, New York 11530-4525
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

Issuer's telephone number                 (516) 294-7946
                                        ------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes |X| No|_|.

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|. Not Applicable

      As of March 31, 1999, there were 4,348,114 shares of the registrant's Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No|X|.

                                TABLE OF CONTENTS

PART I.     Financial Information

Item 1.     Financial Statement: ..............................................3

            Balance Sheet - as of March 31, 1999 and December 31, 1998 ........5

            Statement of Income and (Loss) for the three month period
            ended March 31, 1999 and March 31, 1998 and for the
            development stage period from January 1, 1995 through
            March 31, 1999.....................................................6

            Statement of Changes in Stockholders Equity - for the period
            January 1, 1999 through March 31, 1999 and for the development stage period from January 1, 1995 through
            March 31, 1999.....................................................7

            Statement of Cash Flow - for the periods January 1, 1999
            through March 31, 1999 and January 1, 1998 through March 31,
            1998 and the development stage period from
            January 1, 1995 through March 31, 1999.............................9

            Notes to Financial Statement (unaudited) .........................11

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation .........................................16

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)


                              Financial Statements



                                 March 31, 1999

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                              Financial Statements


                                 March 31, 1999

Exhibit                                                                     Page
-------                                                                     ----

      INDEX                                                                    1

A     Balance Sheets - as of March 31, 1999 and December 31, 1998              2

B     Statements of Income and (Loss) - for the three
      months ended March 31, 1999 and 1998 and the
      development stage period January 1, 1995 through March 31,
      1999                                                                     3

C     Statement of Changes in Stockholders' Equity - for
      the period January 1, 1999 through March 31, 1999 and
      the development stage period January 1, 1995 through March
      31, 1999                                                             4a/4b

D     Statement of Cash Flow - for the periods January 1, 1999
      through March 31, 1999 and January 1, 1998 through March 31,
      1998, and the development stage period January 1, 1995 through
      March 31, 1999                                                           5

       Notes to Financial Statements                                           6

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

CURRENT                                                         March 31, 1999    December 31, 1998
                                                                  (unaudited)        (audited)
         Cash                                                     $    10,498       $    24,623.

         Refundable Deposit                                            24,060            33,347
                                                                  -----------       -----------
                                                                      34,558             57,970
OTHER ASSETS

         Special Warrants - First Dynasty Mines Ltd.                  256,000           256,000
                                                                  -----------       -----------

TOTAL ASSETS                                                      $   290,558       $   313,970
                                                                  ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

         Accounts payable and accrued expenses                    $   180,652       $   173,170
                                                                  -----------       -----------

STOCKHOLDERS' EQUITY - Exhibit C

         Common stock $0.001 par, 100,000,000 shares authorized
                  4,348,114 shares issued and outstanding               4,348             4,348

         Paid Capital-dormant period                                3,236,602         3,236,602

         Paid Capital-development stage                             1,493,223         1,493,223

         Retained earnings-dormant period                          (2,907,648)       (2,907,648)

         Retained earnings-development stage                       (1,716,619)       (1,685,725)
                                                                  -----------       -----------

                                                                      109,906           140,000
                                                                  -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   290,558       $   313,970.
                                                                  ===========       ===========

See Notes to the Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                         Statement of Income and (Loss)

                                                                     January 1,        January 1, 1995
                                                   January 1,        1998 through      (development stage
                                                   1999 through      March 31,         through
                                                   March 31, 1999    1998              March 31, 1999
                                                   --------------    ----              --------------
REVENUE                                            $        --         $      --         $      --
                                                   -----------       -----------       -----------
EXPENSES
      Officers' compensation                                --                --           550,834.
      Legal                                              16003              8077           558,113.
      Accounting and auditing                             7250              5000           130,698.
      Transfer agent and securities fees                    --                --            12,446.
      Proxy costs                                           --                --            26,555.
      Rent                                                  --              4500            54,000.
      Office expense                                      7482             10545           130,472.
      Travel                                                --                --            43,234.
                                                   -----------       -----------       -----------

OPERATING (LOSS)                                        (30735)           (28122)       (1,506,352)
OTHER INCOME (EXPENSES)
      Interest and royalty income                           11               279              5390
      Organization costs                                    --                --            (4,800)
      Interest expense                                      --                --           (15,422)
      Provision for bad debts                               --                --          (325,000)
      Write-off investment in Georgia mining
         interests                                          --                --          (135,723)

      Gain on sale of interest in Global Gold               --                --           268,874.
         Armenia                                                                       -----------

INCOME/(LOSS) BEFORE INCOME TAXES                       (30724).          (27843)       (1,713,033)
      Income taxes                                        (170)             (150)           (3,586)
                                                   -----------       -----------       -----------
NET INCOME/(LOSS)                                  $    30,894.      $   (27,993)      $(1,716,619)
                                                   ===========       ===========       ===========
NET INCOME/(LOSS) PER SHARE                        $     (.007)      $     (.006)
                                                   ===========       ===========

See Notes to the Financial Statements.

                                                                         Page 4a

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company
                  Statements of Changes in Stockholders' Equity

                                                          Paid-in        Retained       Retained        Paid-in
                            Issued and                    Capital        Earnings       Earnings        Capital
                            Outstanding    Common         (Dormant       (Dormant       (Development    (Development
                            Shares         Stock          Period)        Period)        Stage)          Stage)         Total
                            -----------    -----------    -----------    -----------    -----------     -----------    -----------
Stockholders' equity
      December 31, 1994         898,074.   $    89,807.   $ 3,147,693.   $(2,907,648.)  $        --      $      --      $   329,852.

Net Loss January 1 -
      December 31, 1995                             --             --                        (361,345.)                   (361,345.)

Adjustment re: restatement
of par value                                   (88,909.)       88,909.           --              --             --              --

Eyre acquisition              1,000,000.         1,000.                                                     849,000.       850,000.

Proceeds through private
      offering                  200,000.           200.           --             --              --         421,373.       421,573.
                            -----------    -----------    -----------    -----------    -----------     -----------    -----------
Stockholders' equity
      December 31, 1995       2,098,074.         2,098.     3,236,602.    (2,907,648.)     (361,345.)     1,270,373.     1,240,080.

Net Loss January 1 -
      December 31, 1996              --            --             --             --         (668,577)            --        (668,577)

Warrants exercised
                                     40.           --             --             --             --              100.           100.
                            -----------    -----------    -----------    -----------    -----------     -----------    -----------
Stockholders' Equity
      December 31,1996        2,098,114    $     2,098    $ 3,236,602.   $(2,907,648.)  $(1,029,922.)   $ 1,270,473.   $   571,603.
                            ===========    ===========    ===========    ===========    ===========     ===========    ===========

See Notes to the Financial Statements.

                                                                         Page 4b

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company
                  Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                          Paid-in        Retained       Retained        Paid-in
                            Issued and                    Capital        Earnings       Earnings        Capital
                            Outstanding    Common         (Dormant       (Dormant       (Development    (Development
                            Shares         Stock          Period)        Period)        Stage)          Stage)         Total
                            -----------    -----------    -----------    -----------    -----------     -----------    -----------
Net Loss January 1 -
      December 31, 1997            --               --             --             --         (690,747)           --       (690,747.)

Issuance of Common Stock      2,250,000          2,250.            --             --             --         222,750.       225,000.
                            -----------    -----------    -----------    -----------    -----------     -----------    -----------

Shareholders' Equity
      December 31, 1997       4,348,114.   $     4,348.   $ 3,236,602.   $(2,907,648.)  $(1,720,669.)   $ 1,493,223.   $   105,856.
                            ===========    ===========    ===========    ===========    ===========     ===========    ===========
Net Income January 1 -
      December 31, 1998              --             --             --             --           34,944.           --          34,944.
                            -----------    -----------    -----------    -----------    -----------     -----------    -----------

Stockholders' equity
      December 31, 1998       4,348,114    $     4,348.   $ 3,236,602.   $(2,907,648.)  $(1,685,725.)   $ 1,493,223.   $   140,800.
                            ===========    ===========    ===========    ===========    ===========     ===========    ===========

Net Loss January 1, 1999             --             --             --             --    $    (30894)            --     $   (30894)
through March 31, 1999      -----------    -----------    -----------    -----------    -----------     -----------    -----------

Shareholders' Equity          4,348,114    $     4,348.   $ 3,236,602.   $(2,907,648.)  $(1,716,619.)   $ 1,493,223.   $   109,906.
March 31, 1999              ===========    ===========    ===========    ===========    ============    ============   ===========

In 1997 the Company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries and other consideration. Also, 250,000 common shares were issued as a finders fee in connection with the First Dynasty financing.

See Notes to the Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flow
                                  (Unaudited)

                                                                                             January 1, 1995
                                                         January 1, 1999   January 1, 1998   (development
                                                         through           through           stage through
                                                         March 31, 1999    March 31, 1998    March 31, 1999
                                                         --------------    --------------    --------------
CASH FLOW FROM DEVELOPMENT
STAGE ACTIVITIES:
    Net Income/(Loss)                                     $   (30894)       $   (27993)      $(1,716,619)
    Adjustments to reconcile net income/(loss) to
    net cash provided by operating activities:
        Increase (decrease) in:
        Provision for bad debt included in net loss               --                --           325,000.
        Write-off of mining investment in Georgia                 --                --           135,723.
        Organization costs                                        --                --            (9,601)
        Gain on sale of Armenia mining interests                  --                --          (268,874)
        Accounts receivable and deposits                        9287             (2135)          (24,214)
        Accounts payable, accrued expenses
            and miscellaneous                                   7482            (28519)          277,255.
                                                         -----------       -----------       -----------
Net cash (used) by Development Stage Activities               (14125)           (58647)       (1,281,300).
                                                         -----------       -----------       -----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of Armenia mining
       interests (net of Note Receivable)                         --                --         1,891,155.
      Investment in certain mining interests
       - net of financing                                         --                --          (153,494)
    Deferred costs - mining interests                             --                --          (878,858)
                                                         -----------       -----------       -----------
Net cash provided by Investing Activities                         --                --           858,803.
                                                         -----------       -----------       -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds from private placement offering                  --                --           421,573.
    Note Payable - officer (net)                                  --                --                --
    Warrants exercised                                            --                --               100.
                                                         -----------       -----------       -----------
Net cash provided (used) by Financing Activities                  --                --           421,673.
                                                         -----------       -----------       -----------
NET INCREASE (DECREASE) IN CASH                               (14125)           (58647)             (854)

CASH - beginning                                               24623             66344             11352.
                                                         -----------       -----------       -----------
CASH - end                                               $     10498       $      7697       $     10498
                                                         -----------       -----------       ===========
SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                    $       170       $       150       $     2,178
                                                         ===========       ===========       ===========
    Interest Paid                                        $        --       $        --       $     15422
                                                         ===========       ===========       ===========

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                       Statement of Cash Flow (Continued)
                                 March 31, 1999

NON-CASH INVESTING AND FINANCING ACTIVITIES

In 1995 the Company issued one million shares of common stock for certain mining interests, with an estimated value of $850,000. In 1997 the Company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries and other consideration. Also, 250,000 common shares were issued as a finders fee in connection with the First Dynasty financing.

In 1998 the Company exchanged its remaining 20% stock interest in Global Gold Armenia Limited for 4,000,000 First Dynasty Mines Ltd. Special Warrants exchangeable at no cost into 4,000,000 shares of common stock of First Dynasty Mines Ltd.

See Notes to Financial Statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1999


NOTE 1:     ORGANIZATION (AS A DEVELOPMENT STAGE COMPANY) AND ACCOUNTING
            POLICIES

            Global Gold Corporation (the "Company") was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, had no operating or development stage history from its inception until January 1, 1995. Accordingly, the Company had been dormant until 1995. During 1995 the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue mining opportunities in the former Soviet Republics of Armenia and Georgia. As part of the plan to acquire the mining interests and raise venture capital, the Company increased the number of shares authorized to be issued from ten million to one hundred million and commenced a private placement offering to raise $500,000.

            The Company had offices in New York City which it leased from Penn-Med Consultants, Inc., which was charging rent in the amount of $3,000 per month to the Company commencing January 1, 1996 through December 31, 1997 for use of the premises, office equipment, facilities, etc. The lease was terminated on December 31, 1997 and Penn-Med canceled $18,000 in accrued rent payable. The Company currently maintains a shared office in Garden City, New York.

            During 1995 the Company formed certain wholly-owned foreign subsidiaries. Any reference in these statements to the Company may also include one, some or all of the subsidiaries. All intercompany transactions were eliminated.

            As a result of ownership changes, the Company will not be able to benefit from all of its net operating loss carryforwards. (Income Tax Matters - see Note 10.)

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1999


NOTE 4:     ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

            Pursuant to the Asset Purchase Agreement dated June 1995, the Company acquired from Eyre, an Australian corporation, all of its potential interest in its Armenian gold mining project (Note 5) and all of Eyre's potential interest in its Georgia gold and copper mining project (Note 6).

            In January, 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust and Kevin Parry, individually, in the United States District Court for the Southern District of New York, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

            The defendants denied such claims and asserted counterclaims against the Company and Drury J. Gallagher, Chairman, and Robert A. Garrison, President, seeking damages in an undetermined amount against the Company and seeking a declaratory judgment voiding the Second Restructuring Agreement and directing Mr. Gallagher and Mr. Garrison to return the 2,000,000 shares of the Company's Common Stock issued to them by the Company in January, 1997.

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

            The Company funded the litigation with $50,000 in a refundable deposit account which had a balance of $24,060 on March 31, 1999.

NOTE 5:     THE ARMENIAN JOINT VENTURE AGREEMENT

            On February 2, 1996, the Company and Armgold, a division of the Ministry of Industry of the Government of the Republic of Armenia, initialed a Joint Venture Agreement (the "Venture") entitled the Armenian Gold Recovery Company ("AGRC"). The Venture was modified on May 1, 1996. On June 29, 1996, the Republic of Armenia issued a parliamentary decree authorizing Armgold's joint venture with the Company.

            On October 7, 1996, the Armenian government issued a license for a five-year period of implementation of the development plan, effective after the registration of the Venture with the appropriate Armenian governmental authorities, in accordance with the applicable Armenian law. The registration of the Venture occurred on November 8, 1996.

            The first stage of the project for extraction of gold from Tailings began operations at an official dedication ceremony on February 25, 1998.

            An agreement to contribute the Zod and Meghradzor mines to the Venture was signed on September 30, 1997, and approved by the Armenian government on June 25, 1998 based on a feasibility study prepared by a joint venture between engineering companies Kilborn-SNC Lavalin and CMPS&F, and submitted on June 8, 1998.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1999


NOTE 6:     THE GEORGIAN AGREEMENT

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

NOTE 7:     NOTES RECEIVABLE

            The Company holds a note receivable from Jet-Line Environmental Services Inc. for $300,000 bearing interest at prime plus 2.0%.

            Jet-Line had defaulted on prior balloon payment obligations and was in default of its current interest requirements. The Note was understood to be secured by U.C.C.'s on certain equipment; however, there were no filings located.

            The Company had been notified by the Business Loan Center who made a U.S. Small Business Administration guaranteed loan to Jet-Line of $550,000 in 1994, that it would liquidate the Jet-Line assets, as to which it held a senior security interest. The Company thereafter unsuccessfully disputed the Business Loan Center's position as a senior secured creditor in late 1997. After determining that, among other things, the value of the assets held by it as collateral was negligible, the Company decided to write off the Jet-Line loan as worthless as of December 31, 1997.

NOTE 8:     CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1999


NOTE 9: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

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

            On January 3, 1997, the Board of Directors of the Company approved the issuance of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison in exchange for $100,000 in accrued salary each plus cancellations of 'stock options and stock appreciation rights (the "SARs") and personal guarantees up to $500,000. In 1997, Eyre questioned the validity of the issuance by the Company of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison and asserted a counterclaim against Messrs. Gallagher and Garrison individually, directing Mr. Gallagher and Mr. Garrison to return the 2,000,000 shares of the Company's common stock. As of March 31, 1999, accrued salary of $162,500 was due to Mr. Gallagher.

NOTE 10:    NON-UNITED STATES WHOLLY-OWNED SUBSIDIARIES / INCOME TAX MATTERS

            On November 29, 1995, the Company formed Global Gold Armenia Limited ("GGA") and Global Gold Georgia Limited ("GGG"), which were respectively assigned the Armenian and Georgian mining rights from Eyre at the closing on December 1, 1995 (Note 5). The two subsidiaries are Cayman Island entities which were granted a twenty-year tax exemption from any law of that jurisdiction which hereafter imposes any tax to be levied on profits, income, gains or appreciation, commencing December 19, 1995.

            The Company experienced net operating losses for each of the years ended December 31, 1996 and 1997 and a net profit for 1998. The Company elected to carryforward losses for federal income tax purposes and offset future taxable earnings. However, since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded.

NOTE 11:    INCOME/(LOSS) PER SHARE

            Net income/(loss) per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents have not been included since the effect would be antidilutive.

NOTE 12:    REVERSE STOCK SPLIT

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 1999


NOTE 13:    FIRST DYNASTY MINES LTD.

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

            The Company and GGA, in conjunction with First Dynasty, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the amended Armenian Joint Venture Agreement on September 30, 1997. The Armenian government passed a governmental decree on June 25, 1998. On July 24, 1998 First Dynasty and the Company entered into an agreement to accelerate the issuance of 4,000,000 special warrants exchangeable into an equal amount of First Dynasty common shares. The warrants were issued in exchange for the Company's remaining 20% stock interest in GGA. The warrants were distributed on August 31, 1998. The 4,000,000 special warrants are exchangeable into 4,000,000 common shares of First Dynasty Mines Ltd. at no cost and become freely tradable within one year or with the public offering of common shares, whichever comes first. The common shares were valued at 13/64 on the Toronto Stock Exchange or US$.128 on August 31, 1998. For reporting purposes, the shares were discounted 50% for absence of a market for the warrants, presence of Canadian securities law restrictions on resale thereof, lack of trading volume and future dilution. As of March 31, 1999, there was no market for the special warrants. The common shares were valued at C$.1875 per share on the Toronto Stock Exchange and US$.125 on the NASDAQ Bulletin Board. It is anticipated that the special warrants will be exchanged for common shares and the common shares will have a market value, although there can be no assurance of such result. The Company will retain the right until December 31, 2009 to elect to participate at a level of up to twenty percent with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

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

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1999

(A)   General Overview

      The Company now holds only special warrants to purchase 4,000,000 shares of common stock of First Dynasty Mines, Ltd., a publicly-traded Canadian corporation. The Company previously engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States. The Company is currently in the pre-development stage and has not received any revenues from mining activities as of March 31, 1999, other than such shares of stock and cash previously paid by First Dynasty Mines, Ltd. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company" in the annual reports previously filed by the Company with the Securities and Exchange Commission ("SEC")

(B)   Armenian Mining Project

      (a)   Armenian Joint Venture Agreement

      In 1996, the Company acquired rights under a Joint Venture Agreement with the Ministry of Industry of Armenia and Armgold, S.F., the Armenian gold mining state enterprise, to provide capital and financing multistage financing of the Armenian gold industry, which rights were finalized under the Second Armenian Gold Recovery Company Joint Venture Agreement dated as of September 30, 1997.

      As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's wholly-owned Cayman Islands subsidiary ("GGA") reached an agreement with First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ. Under such preliminary agreement, First Dynasty acquired the right, subject to certain conditions, to advance funds in stages necessary for the implementation of the tailings project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

      The Company, GGA and First Dynasty entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above projects (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998.

      In connection with First Dynasty's purchase of the Company's remaining 20% interest in GGA, the Company received a certificate representing special warrants to purchase 4,000,000 shares of First Dynasty common stock.

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

(D)   Recent Activities

      The Company's principal activity at present consists of holding special warrants exchangeable for 4,000,000 shares of common stock of First Dynasty, the common stock of which is traded on the Toronto Stock Exchange and NASDAQ. The closing price of a share of such common stock on March 31, 1999 was U.S. $0.125. However, the special warrants are an illiquid investment, and are subject to Canadian securities laws restrictions, and, hence, not freely tradable. Moreover, as of March 31, 1999, First Dynasty had 112,403,797 share of common stock issued and outstanding, and warrants, options and convertible notes to purchase 36,100,000 shares of common stock outstanding on such date. Since there are outstanding special warrants to purchase 31.6 million shares of First Dynasty at prices ranging from $0.29 to $0.42 over the period ending January 31, 2002, the shares purchasable thereunder will, in the Company's view, pose an overhang on the trading market and adversely affect any upward price movement in the shares of common stock of First Dynasty.

REVENUES: During the three-month period ended March 31, 1999, the Company's interest and royalty income was $0 which was the same amount for the same period last year.

ADMINISTRATIVE AND OTHER EXPENSES:

      The Company's administrative and other expenses for the three-month period ended March 31, 1999 were $30,905, which represented an increase from the amount paid or accrued of $28,272 in the same period last year. Expense increases were attributable to an increase in legal fees of $7,926 related to the Eyre litigation and an increase of $2,250 in accounting fees partially offset by a decrease of $4,500 in rent and $3,063 in office expense.

LIQUIDITY AND CAPITAL RESOURCES: As of March 31, 1999, the Company's total assets were $290,558, of which $34,558 consisted of cash or cash equivalents.

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

      In the event that no contemplated financing is obtained through the exercise of the Warrants (which the Company considers highly remote), the Company does not have sufficient financial resources to meet its obligations.

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

      The respective parties have served notices to take the deposition of the other parties in the action and made requests for the production of documents. The parties had scheduled the taking of depositions commencing on May 17, 1999 but such date has been postponed, and no new date has been fixed as of the date hereof.

      The Company intends to prosecute the litigation to completion and believes that its claims against the plaintiffs will be successfully contested and that the defendants' claims asserted against the Company and Messrs. Gallagher and Garrison are without merit, although there can be no assurance as to the outcome thereof.

      The Company has also received requests from Panquest Lte., a Singapore Company, and from Eyre relating to amounts alleged to be due to Panquest Lte. relating to the Company's acquisition of rights from Eyre relating to the Armenian and Georgian projects. No evidence has yet been supplied to the Company in this regard.

ITEM 2. CHANGES IN SECURITIES

      Not applicable.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      1.    (a) The following documents are filed as part of this report:
Financial Statements of the Company (unaudited), including Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders' Equity, Statement of Cash Flow and Notes to Financial Statements as at and for the period ended March 31, 1999.

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


                             GLOBAL GOLD CORPORATION
                             (Registrant)


Dated: May 20, 1999                 By: /s/ Drury J. Gallagher

                                    ----------------------------------
                                    Drury J. Gallagher, Chairman, Chief
                                    Executive Officer and Treasurer