Form 10QSB
period 1999-06-30
GLOBAL GOLD CORP
filed 1999-08-11
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended June 30, 1999

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

                            Issuer's telephone number
                                 (516) 294-7946
                            -------------------------

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|.

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|. Not Applicable

      As of June 30, 1999, there were 4,348,114 shares of the registrant's Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|.

                                TABLE OF CONTENTS

PART I.  Financial Information

Item 1.  Financial Statement:
         Report of Independent Certified Public Accountants (unaudited)......3

         Balance Sheet - as of June 30, 1999 and December 31, 1998 ..........5

         Statement of Income and (Loss) for the three-month and six-
         month periods ended June 30, 1998  and for the development stage period from January 1, 1995 through June 30, 1999...................6

         Statement of Changes in Stockholders Equity - for the period
         January 1, 1999 through June 30, 1999 and for the
         development stage period from January 1, 1995 through
         June 30, 1999.......................................................7

         Statement of Cash Flow - for the periods January 1, 1999 through
         June 30, 1999 and January 1, 1998 through June 30, 1998 and the development stage period from
         January 1, 1995 through June 30, 1999...............................9

         Notes to Financial Statement (unaudited) ..........................11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operation ......................................... 16

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                              Financial Statements

                                  June 30, 1999

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                              Financial Statements

                                 March 31, 1999

Exhibit                                                                     Page
-------                                                                     ----

      INDEX                                                                   1

A     Balance Sheets - as of June 30, 1999 and December 31, 1998              2

B     Statements of Income and (Loss) - for the three-month and six-
      month periods ended June 30, 1999,  and the development stage period
      January 1, 1995 through June 30, 1999                                   3

C     Statement of Changes in Stockholders' Equity - for the
      period January 1, 1999 through June 30, 1999 and the
      development stage period January 1, 1995 through June
      30,1999                                                             4a/4b

D     Statement of Cash Flow - for the periods January 1, 1999 through
      June 30, 1999 and January 1, 1998 through June 30, 1998, and the
      development stage period January 1, 1995 through June 30, 1999          5

      Notes to Financial Statements                                           6

                                                                          Page 2
                                                                       Exhibit A


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
CURRENT                                                        June 30, 1999  December 31, 1998
                                                                 (unaudited)     (audited)
        Cash                                                     $     6,523    $    24,623.
        Refundable Deposit                                            11,941         33,347
                                                                 -----------    -----------
                                                                      18,464         57,970

OTHER ASSETS

        Special Warrants - First Dynasty Mines Ltd.                  256,000        256,000
                                                                 -----------    -----------
TOTAL ASSETS                                                     $   274,464    $   313,970
                                                                 ===========    ===========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

        Accounts payable and accrued expenses                    $   188,361    $   173,170
                                                                 -----------    -----------

STOCKHOLDERS' EQUITY - Exhibit C

        Common stock $0.001 par, 100,000,000 shares authorized
               4,348,114 shares issued and outstanding                 4,348          4,348
        Paid Capital-dormant period                                3,236,602      3,236,602
        Paid Capital-development stage                             1,493,223      1,493,223
        Retained earnings-dormant period                          (2,907,648)    (2,907,648)
        Retained earnings-development stage                       (1,740,422)    (1,685,725)
                                                                 -----------    -----------
                                                                 $    86,103    $   140,000
                                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   274,464    $   313,970.
                                                                 ===========    ===========

See Independent Auditors' Report and Notes to the Financial Statements.

                                                                          Page 3
                                                                       Exhibit B


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                         Statement of Income and (Loss)

                                                                             January 1, 1995
                                              April 1, 1999   January 1,     (development stage
                                              through         1999 through   through
                                              June 30, 1999   June 30, 1998  June 30, 1999
                                              ------------    -------------  -------------
REVENUE                                        $        --    $        --    $        --
                                               -----------    -----------    -----------
EXPENSES
     Officers' compensation                             --             --        550,834.
     Legal                                          14,358         30,361        572,471.
     Accounting and auditing                            --             --        130,698.
     Transfer agent and securities fees                 --             --         12,446.
     Proxy costs                                        --             --         26,555.
     Rent                                               --             --         54,000.
     Office expense                                  9,287         16,769        139,759.
     Travel                                             --             --         43,234.
                                               -----------    -----------    -----------

OPERATING (LOSS)                                   (23,645)       (54,380)    (1,529,997)
OTHER INCOME (EXPENSES)
     Interest and royalty income                        12             23          5,402
     Organization costs                                 --             --         (4,800)
     Interest expense                                   --             --        (15,422)
     Provision for bad debts                            --             --       (325,000)
     Write-off investment in Georgia mining
        interests                                       --             --       (135,723)
     Gain on sale of interest in Global Gold
        Armenia Ltd.                                    --             --        268,874.
                                               -----------    -----------    -----------
INCOME/(LOSS) BEFORE INCOME TAXES                  (26,633).      (54,357)    (1,736,666)
     Income taxes                                     (170)          (340)        (3,756)
                                               -----------    -----------    -----------
NET INCOME/(LOSS)                              $    23,803    $   (54,697)   $(1,740,422)
                                               ===========    ===========    ===========
NET INCOME/(LOSS) PER SHARE                    $     (.005)   $     (.013)
                                               ===========    ===========

See Independent Auditors' Report and Notes to the Financial Statements.

                                                                         Page 4a
                                                                       Exhibit C


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                  Statements of Changes in Stockholders' Equity

                                                             Paid-in        Retained       Retained       Paid-in
                             Issued and                      Capital        Earnings       Earnings       Capital
                             Outstanding    Common           (Dormant       (Dormant       (Development   (Development
                             Shares         Stock            Period)        Period)        Stage)         Stage)          Total
                             ----------   -------------     -----------    -----------     -----------    -----------   ---------
Stockholders' equity
     December 31, 1994          898,074.  $      89,807.     $3,147,693.   $(2,907,648.)   $        --    $        --    $329,852.
Net Loss January 1 -
     December 31, 1995                               --              --                       (361,345.)                 (361,345.)
Adjustment re: restatement
of par value                                    (88,909.)        88,909.            --              --             --          --
Eyre acquisition              1,000,000.          1,000.                                                      849,000.    850,000.
Proceeds through private
     offering                   200,000.            200.             --             --              --        421,373.    421,573.
                             ----------   -------------     -----------    -----------     -----------    -----------   ---------
Stockholders' equity
     December 31, 1995        2,098,074.          2,098.      3,236,602.    (2,907,648.)      (361,345.)    1,270,373.  1,240,080.
Net Loss January 1 -
     December 31, 1996               --              --              --             --        (668,577.)           --    (668,577)
Warrants exercised                   40.             --              --             --              --            100.        100.
                             ----------   -------------     -----------    -----------     -----------    -----------   ---------
Stockholders' Equity
     December 31,1996         2,098,114   $       2,098      $3,236,602.   $(2,907,648.)   $(1,029,922.)   $1,270,473.  $ 571,603.
                             ==========   =============     ===========    ===========     ===========    ===========   =========

See Independent Auditors' Report and Notes to the Financial Statements.

                                                                         Page 4b
                                                                       Exhibit C


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company
                  Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                           Paid-in        Retained       Retained       Paid-in
                             Issued and                    Capital        Earnings       Earnings       Capital
                             Outstanding    Common         (Dormant       (Dormant       (Development   (Development
                             Shares         Stock          Period)        Period)        Stage)         Stage)            Total
                             ---------    ----------     ------------    ------------   -------------   ------------    ----------
Net Loss January 1 -
     December 31, 1997              --            --               --              --        (690,747)            --     (690,749.)

Issuance of Common Stock     2,250,000         2,250.              --              --              --        222,750.     225,000.
                             ---------    ----------     ------------     -----------   -------------     ----------    ---------

Shareholders' Equity
     December 31, 1997       4,348,114.   $    4,348.    $  3,236,602.    $(2,907,648.)   $(1,720,669.)   $1,493,223.   $ 105,856.
                             =========    ==========     ============     ===========     ===========     ==========    =========
Net Income January 1 -
     December 31, 1998              --            --               --              --          34,944.            --       34,944.
                             ---------    ----------     ------------     -----------     -----------     ----------    ---------

Stockholders' equity
     December 31, 1998       4,348,114    $    4,348.    $  3,236,602.    $(2,907,648.)   $(1,685,725.)   $1,493,223.   $ 140,800.
                             =========    ==========     ============     ===========     ===========     ==========    =========

Net Loss January 1, 1999
through June 30, 1999               --            --               --              --     $   (54,697)            --    $ (54,697)
                             ---------    ----------     ------------     -----------     -----------     ----------    ---------

Shareholders' Equity
June 30, 1999                4,348,114    $    4,348.    $  3,236,602.    $(2,907,648.)   $(1,740,422.)   $1,493,223.   $  86,103.
                             =========    ==========     ============     ===========     ===========     ==========    =========

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

See Independent Auditors' Report and Notes to the Financial Statements.

                                                                          Page 5
                                                                       Exhibit D


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statement of Cash Flow


                                                      January 1, 1999  January 1, 1998  January 1, 1995
                                                      through          through          (development
                                                      June 30, 1999    June 30, 1998    stage through
                                                      -------------    -------------    June 30, 1999
                                                                                        -------------
CASH FLOW FROM DEVELOPMENT
STAGE ACTIVITIES:
   Net Income/(Loss)                                    $(54,697)      $(158,865)       $(1,740,422)
   Adjustments to reconcile net income/(loss) to
   net cash provided by operating activities:
       Increase (decrease) in:
       Provision for bad debt included in net loss            --              --            325,000.
       Write-off of mining investment in Georgia              --              --            135,723.
       Organization costs                                     --              --             (9,601)
       Gain on sale of Armenia mining interests               --              --           (268,874)
       Accounts receivable and deposits                   21,406              --            (12,095)
       Accounts payable, accrued expenses
           and miscellaneous                              15,191          78,299            284,964
                                                        --------       ---------        -----------

Net cash (used) by Development Stage Activities          (18,100)        (80,566)        (1,285,305)
                                                        --------       ---------        -----------
CASH FLOW FROM INVESTING ACTIVITIES:
   Proceeds from sale of Armenia mining
      interests (net of Note Receivable)                      --              --          1,891,155
      Investment in certain mining interests
      - net of financing                                      --              --           (153,494)
   Deferred costs - mining interests                          --              --           (878,858)
                                                        --------       ---------        -----------
Net cash provided by Investing Activities                     --              --            858,803.
                                                        --------       ---------        -----------
CASH FLOW FROM FINANCING ACTIVITIES:
   Net proceeds from private placement offering               --              --            421,573.
   Note Payable - officer (net)                               --          20,000                 --
   Warrants exercised                                         --              --                100.
                                                        --------       ---------        -----------
Net cash provided (used) by Financing Activities              --          20,000            421,673.
                                                        --------       ---------        -----------
NET INCREASE (DECREASE) IN CASH                          (18,100)        (60,566)            (4,829)
CASH - beginning                                          24,623          66,344             11,352.
                                                        --------       ---------        -----------
CASH - end                                              $  6,523       $   5,778        $     6,532.
                                                        --------       ---------        ===========
SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                                    $    340       $     320        $     2,348.
                                                        ========       =========        ===========
   Interest Paid                                        $     --       $      --        $    15,422
                                                        ========       =========        ===========

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1999

Statement of Cash Flow (Continued)

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1999

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1999

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

      The Company funded the litigation with $50,000 in a refundable deposit account which had a balance of $11,941 on June 30, 1999.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1999

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

      The Company had been notified by the Business Loan Center, who made a U.S. Small Business Administration guaranteed loan to Jet-Line of $550,000 in 1994, that it would liquidate the Jet-Line assets, as to which it held a senior security interest. After determining that, among other things, the value of the assets held by it as collateral was negligible, the Company decided to write off the Jet-Line loan as worthless as of December 31, 1997.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1999

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

      On January 3, 1997, the Board of Directors of the Company approved the issuance of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison in exchange for $100,000 in accrued salary each plus cancellations of 'stock options and stock appreciation rights (the "SARs") and personal guarantees up to $500,000. As of June 30, 1999, accrued salary of $162,500 was due to Mr. Gallagher.

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

NOTE 12: REVERSE STOCK SPLIT

      The Company filed its Certificate of Amendment to the Certificate of Incorporation with respect to a 1 for 10 reverse split with the Delaware Secretary of State on December 31,1996. Such step was taken by the written consent of the holders of a majority of the Company's issued and outstanding shares of common stock. By virtue of the reverse split, each stockholder's number of shares of common stock became one-tenth of the number previously held.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 1999

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

      The Company and GGA, in conjunction with First Dynasty, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the amended Armenian Joint Venture Agreement on September 30, 1997. On July 24, 1998 First Dynasty and the Company entered into an agreement to accelerate the issuance of 4,000,000 special warrants exchangeable into an equal amount of First Dynasty common shares at no cost and which become freely tradable within one year or with the public offering of common shares, whichever comes first. The warrants were issued in exchange for the Company's remaining 20% stock interest in GGA. The warrants were distributed on August 31, 1998. The common shares were valued at 13/64 on the Toronto Stock Exchange or US$.128 on August 31, 1998. For reporting purposes, the shares were discounted for absence of a market for the warrants, presence of Canadian securities law restrictions on resale thereof, lack of trading volume and future dilution. As of June 30, 1999, there was no market for the special warrants. The common shares were valued at C$.08 per share on the Toronto Stock Exchange and US$.06 on the NASDAQ Bulletin Board. It is anticipated that the special warrants will be exchanged for common shares and the common shares will have a market value, although there can be no assurance of such result. The Company will retain the right until December 31, 2009 to elect to participate at a level of up to twenty percent with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

      In connection with the First Dynasty financing, the Company paid a finders fee of 125,000 shares of its common stock to each of Walker Investments Ltd. and Alpine Holdings Ltd. at $.10 per share which approximated fair market value as determined by management at the time.

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1999

(A)   General Overview

      The Company now holds only special warrants to purchase 4,000,000 shares of common stock of First Dynasty Mines, Ltd., a publicly-traded Canadian corporation. The Company previously engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States. The Company is currently in the pre-development stage and has not received any revenues from mining activities as of June 30, 1999, other than such shares of stock and cash previously paid by First Dynasty Mines, Ltd. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company" in the annual reports previously filed by the Company with the Securities and Exchange Commission ("SEC")

(B)   Armenian Mining Project

      In 1996, the Company acquired rights under a Joint Venture Agreement with the Ministry of Industry of Armenia and Armgold, S.F., the Armenian state enterprises, to provide capital and multistage financing of the Armenian gold industry, which rights were finalized under the Second Armenian Gold Recovery Company Joint Venture Agreement dated as of September 30, 1997.

      As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's wholly-owned Cayman Islands subsidiary ("GGA"), reached an agreement with First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ. Under such agreement, First Dynasty acquired the right to acquire all of the stock of GGA, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailings project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

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

(D)   Recent Activities

      The Company's principal activity at present consists of holding special warrants exchangeable for 4,000,000 shares of common stock of First Dynasty, the common stock of which is traded on the Toronto Stock Exchange and NASDAQ. The closing price of a share of such common stock on June 30, 1999 was U.S. $0.06. However, the special warrants are an illiquid investment, and are subject to Canadian securities laws restrictions, and, hence, not freely tradable. Moreover, as of June 30, 1999, First Dynasty had 112,403,797 share of common stock issued and outstanding, and warrants, options and convertible notes to purchase 36,100,000 shares of common stock outstanding on such date. Since there are outstanding special warrants to purchase 31.6 million shares of First Dynasty at prices ranging from $0.29 to $0.42 over the period ending January 31, 2002, the shares purchasable thereunder will, in the Company's view, pose an overhang on the trading market and adversely affect any upward price movement in the shares of common stock of First Dynasty.

REVENUES:

      During the six-month period ended June 30, 1999, the Company's interest and royalty income was $0 which was the same amount for the same period last year.

      During the three-month period ended June 30, 1999, the Company's interest and royalty income was $0 which was the same amount for the same period last year.

ADMINISTRATIVE AND OTHER EXPENSES:

      The Company's administrative and other expenses for the six-month period ended June 30, 1999 were $54,674, which represented a decrease from the amount paid or accrued of $158,506 in the same period last year. The expense decreases were attributable to the elimination of officer compensation accrual of $75,000, lower legal fees of $12,819, reduced accounting expenses of $15,250 and lower office expenses of $1,455, all attributable to reduced activity.

      The Company's administrative and other expenses for the three-month period ended June 30, 1999 were $23,791 compared to expenses of $93,293 for the three-month period ended June 30, 1998. The expense decrease was attributable to the elimination of the officer compensation accrual of $37,500, lower legal fees by $20,745 and lower accounting fees of $17,500 partially offset by increased office expenses of $1,608 and the reversal of accrued rent of $4,500. All decreases are attributable to reduced activity.

LIQUIDITY AND CAPITAL RESOURCES: As of June 30, 1999, the Company's total assets were $274,464, of which $18,464 consisted of cash or cash equivalents.

      The Company's plan of operation for calendar year 1999 is:

      (a) to exercise the special warrants to purchase 4,000,000 shares of First Dynasty common stock, at no cost, and hold such stock for investment purposes thereafter; and

      (b) to prosecute the litigation against Mr. Parry, Eyre and the Parry-Beaumont Trust to completion.

      The Company needs financing to meet its anticipated monthly administrative expenses of $5,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. Prior to the commencement of the litigation described in Part II, Item 1 hereof, the Company anticipated that it might obtain additional financing in 1999 from the holders of its

Warrants. Pursuant to the Offering of $500,000 principal amount of the Convertible Notes of the Company, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock. By virtue of the Reverse Split, the Warrants were converted into Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $.125 per share and the expiration date until December 31, 1997. Again on December 31, 1997, the Company amended the Warrants to reduce the exercise price to $0.125 per share and to extend the expiration date until December 31, 1998, and recently extended the expiration date until December 31, 1999. If the Warrants were exercised in full, the Company would receive $50,000 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus does not anticipate that any amount thereof will be exercised, although there can be no assurance of such result.

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

      The respective parties have served notices to take the deposition of the other parties in the action and made requests for the production of documents. The parties had scheduled the taking of depositions commencing on May 17, 1999 but such date has been postponed, and a new date, October 12, 1999, has now been fixed for such action.

      The Company intends to prosecute the litigation to completion and believes that its claims against the plaintiffs will be successfully contested and that the defendants' claims asserted against the Company and Messrs. Gallagher and Garrison are without merit, although there can be no assurance as to the outcome thereof.

      The Company has also received requests from Panquest Ltd., a Singapore company, and from Eyre relating to amounts alleged to be due to Panquest Ltd. relating to the Company's acquisition of rights from Eyre relating to the Armenian and Georgian projects. No evidence has yet been supplied to the Company in this regard.

      In addition, the United States Attorney for the Eastern District of Pennsylvania commenced an investigation of various nursing homes in Pennsylvania managed by PennMed Consultants, Inc. ("PennMed"), a corporation owned by Drury
J. Gallagher, the Company's Chairman, and John Hayman and Frank Hayman, who are also major stockholders of the Company, as to whether or not such nursing homes and their managers and affiliates engaged in potential violations of Federal health laws. In the course of the execution of a search warrant, all documents relating to PennMed were seized on August 6, 1997, as well as the books and records of other possible businesses located at such address, including all of the Company's books and records which were located at such address. In addition, the United States Attorney served a subpoena on the Company on such date to obtain additional information initially by August 29, 1997, and then the Company responded to the same. At this time, the Department of Justice has informed the Company that it is not a target of such investigation.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      1. (a) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders' Equity, Statement of Cash Flow and Notes to Financial Statements as at and for the period ended June 30, 1999.

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

                                    GLOBAL GOLD CORPORATION
                                    (Registrant)


Dated: August 11, 1999              By: /s/ Drury J. Gallagher
                                    -----------------------------------
                                    Drury J. Gallagher, Chairman, Chief
                                    Executive Officer and Treasurer