Form 10QSB
period 1999-09-30
GLOBAL GOLD CORP
filed 2000-03-09
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1999

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

- ------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

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

Yes |X| No |_|.

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes |_| No |_|. Not Applicable

      As of September 30, 1999, there were 4,348,114 shares of the registrant's Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|.

                           GLOBAL GOLD CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

                             GLOBAL GOLD CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

EXHIBIT                                                                                              PAGE

     A            BALANCE SHEETS - AS OF SEPTEMBER 30, 1999                                             1
                  AND DECEMBER 31, 1998


     B            STATEMENTS OF INCOME AND (LOSS) - FOR THE THREE-MONTH                                 2
                  AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1999
                  AND 1998, AND THE DEVELOPMENT STAGE PERIOD JANUARY 1,
                  1995 THROUGH SEPTEMBER 30, 1999


     C            STATEMENTS OF CHANGES IN STOCKHOLDERS'  EQUITY - FOR  THE                         3A/3B
                  PERIOD  JANUARY 1, 1999 THROUGH  SEPTEMBER  30, 1999,  AND THE
                  DEVELOPMENT STAGE PERIOD JANUARY 1, 1995 THROUGH SEPTEMBER 30,
                  1999

     D            STATEMENTS OF CASH FLOW - FOR THE PERIODS JANUARY 1,                                  4
                  1999 THROUGH SEPTEMBER 30, 1999 AND JANUARY 1,
                  1998 THROUGH SEPTEMBER 30, 1998, AND THE DEVELOPMENT
                  STAGE PERIOD JANUARY 1, 1995 THROUGH SEPTEMBER 30, 1999



                  NOTES TO FINANCIAL STATEMENTS                                                      5-10


                             GLOBAL GOLD CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                           September 30, 1999  December 31, 1998
                                             (UNAUDITED)          (AUDITED)

CURRENT ASSETS
  Cash ............................        $    1,142          $   24,623
  REFUNDABLE DEPOSIT ..............            11,735              33,347
                                               ------             -------
                                               12,877              57,970

OTHER ASSETS
  Investment in First Dynasty Mines Ltd.
  COMMON SHARES AT LOWER OF COST OR MARKET    240,000             256,000
                                             ---------           ---------

TOTAL ASSETS .....................           $252,877            $313,970
                                             =========           =========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES ..   $189,123            $173,170


STOCKHOLDERS' EQUITY
  Common stock $0.001 par, 100,000,000
  shares authorized 4,348,114 shares
  issued and outstanding ...............        4,348               4,348
  Paid capital - dormant period .........   3,236,602           3,236,602
  Paid capital - development stage .........1,493,223           1,493,223
  Retained earnings - dormant period ......(2,907,648)         (2,907,648)
  RETAINED EARNINGS - DEVELOPMENT STAGE ...(1,762,771)         (1,685,725)
                                            ---------           ---------
                                               63,754             140,000
                                            ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 252,877           $ 313,970
                                            =========           =========

                             GLOBAL GOLD CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF INCOME AND (LOSS)

                                   (UNAUDITED)


                                                                                                                 January 1, 1995
                              July 1, 1999         July 1, 1998         January 1, 1999     January 1, 1998      (development stage)
                              through              through              through             through              through
                              September 30, 1999   September 30, 1998   September 30, 1999  September 30, 1998   September 30, 1999
                              ------------------   ------------------   ------------------  ------------------   ------------------

REVENUE                        $  -  -  -  -         $  -  -  -  -        $  -  -  -  -       $  -  -  -  -         $  -  -  -  -
                                ---------------      ---------------      ---------------     ---------------       ---------------

EXPENSES

     Officers' compensation       -  -  -  -                 37,500.         -  -  -  -             112,500.            550,834.
     Legal                             3,041.                13,294.             33,402.             56,474.            575,512.
     Accounting and auditing      -  -  -  -             -  -  -  -               7,250.             22,500.            130,698.
     Transfer agent and
       securities fees            -  -  -  -             -  -  -  -          -  -  -  -           -  -  -  -             12,446.
     Proxy costs                  -  -  -  -             -  -  -  -          -  -  -  -           -  -  -  -             26,555.
     Office expense                    3,150.                 6,870.             19,919.             25,002.            142,909.
     Travel                       -  -  -  -             -  -  -  -          -  -  -  -                  92.             43,234.
     Rent                         -  -  -  -             -  -  -  -          -  -  -  -           -  -  -  -             54,000.
                                ---------------      ---------------      ---------------     ---------------       ---------------

OPERATING (LOSS)                      (6,191.)              (57,664.)           (60,571.)          (216,568.)        (1,536,188.)

OTHER INCOME (EXPENSES)
     Interest and royalty
       income                             12.                   274.                 35.                633.              5,414.
     Organization costs           -  -  -  -             -  -  -  -           -  -  -  -          - - - - -              (4,800.)
     Interest expense             -  -  -  -                   (601.)         -  -  -  -               (601.)           (15,422.)
     Provision for bad debts      -  -  -  -             -  -  -  -           -  -  -  -          - - - - -            (325,000.)
     Write-off investment in
       Georgia mining interests   -  -  -  -             -  -  -  -           -  -  -  -          - - - - -            (135,723.)
     Gain on sale of interest
       in Global Gold Armenia
       Limited                    -  -  -  -                 255,999.         -  -  -  -            255,999.            268,874.
     Gain/(Loss) on investment
       in First Dynasty Mines
         Common Stock                (16,000.)           -  -  -  -             (16,000.)         -  -  -  -            (16,000.)
                                ---------------      ---------------      ---------------     ---------------       ---------------


INCOME/(LOSS) BEFORE INCOME
  TAXES                              (22,179.)               198,008.           (76,536.)            39,463.         (1,758,845.)
     INCOME TAXES                       (170.)                  (170.)             (510.)              (490.)            (3,926.)
                                ---------------      ---------------      ---------------     ---------------       ---------------

NET INCOME/(LOSS)                   $(22,349.)              $197,838.          $(77,046.)           $38,973.        $(1,762,771.)
                                    ==========             =========           ==========           ========        =============
NET INCOME/(LOSS) PER SHARE           $(.005)                 $.1375            $(.0178)              $.009
                                      =======                 ======            ========              =====

                             GLOBAL GOLD CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                            Paid-in      Retained        Retained         Paid-in
                                 Issued and                 Capital      Earnings        Earnings         Capital
                                 Outstanding    Common      (Dormant     (Dormant        (Development     (Development
                                 SHARES         STOCK       PERIOD)      PERIOD)         STAGE)           STAGE)             TOTAL
                                 -----------   ----------   ----------   ------------    ------------     ------------   -----------
Stockholders' equity
    December 31, 1994              898,074.       89,807.   $3,147,693.  $(2,907,648.)  $  -  -  -  -     $ -  -  -  -   $ 329,852.

Net Loss January 1 -
    December 31, 1995            -  -  -  -    -  -  -  -    -  -  -  -     (361,345.)     -  -  -  -        (361,345.)  -  -  -  -

Adjustment re: restatement of
    par value                      (88,909.)      88,909.    -  -  -  -    -  -  -  -      -  -  -  -       -  -  -  -   -  -  -  -

Eyre acquisition                 1,000,000.        1,000.    -  -  -  -    -  -  -  -      -  -  -  -         849,000.     850,000.

Proceeds through private
    Offering                       200,000.          200.    -  -  -  -    -  -  -  -      -  -  -  -         421,373.     421,573.
                                -----------    ----------   ------------  ------------   ------------     ------------    ---------

Stockholders' equity
    December 31, 1995            2,098,074.        2,098.    3,236,602.   (2,907,648.)      (361,345.)      1,270,373.   1,240,080.

Net Loss January 1 -
    December 31, 1996           -  -  -  -     -  -  -  -    -  -  -  -    -  -  -  -       (668,577.)      -  -  -  -    (668,577.)

Warrents exercised                      40.    -  -  -  -    -  -  -  -    -  -  -  -      -  -  -  -             100.         100.
                                -----------    -----------  ------------  ------------   ------------     ------------    ---------

Stockholders' Equity
    December 31, 1996            2,098,114.    $   2,098.   $3,236,602.  $(2,907,648.)   $(1,029,922.)     $1,270,473.   $ 571,603.
                                 ==========    ==========   ===========  =============   =============     ===========   ==========


                     See Notes to the Financial Statements.

                                       3a

                             GLOBAL GOLD CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                                                        Paid-in        Retained       Retained         Paid-in
                            Issued and                  Capital        Earnings       Earnings         Capital
                            Outstanding     Common      (Dormant       (Dormant       (Development     (Development
                            Shares          Stock       Period)        Period)        Stage)           Stage)             Total
                            ------------   ---------    -----------    ------------   --------------   -------------  ------------

Net Loss January 1 -
 December 31, 1997          -  -  -  -   -  -  -  -     -  -  -  -     -  -  -  -        (690,747.)     -  -  -  -    (690,747.)

Issuance of Common Stock    2,250,000        2,250.     -  -  -  -     -  -  -  -       -  -  -  -         222,750.    225,000.
                            ---------       --------    ------------   ------------   --------------   -------------  ---------

Shareholders' Equity
 December 31, 1997          4,348,114.       4,348.       3,236,602.    (2,907,648.)   (1,720,669.)     1,493,223.     105,856.
                            ---------       --------    -----------    ------------    -------------   -----------    ---------

Net Income January 1 -
 December 31, 1998         -  -  -  -    -  -  -  -     -  -  -  -     -  -  -  -          34,944.      -  -  -  -      34,944.
                            ---------       --------    ------------   ------------    -------------   -----------    ---------

Stockholders' equity
 December 31, 1998          4,348,114.       4,348.      $3,326,602.    (2,907,648.)   (1,685,725.)    1,493,223.      140,800.
                            ----------      --------    ------------   ------------    -------------   -----------    ---------

Net Loss January 1, 1999
 Through Septemer 30, 1999  -  -  -  -   -  -  -  -     -  -  -  -     -  -  -  -         (77,046.)     -  -  -  -     (77,046.)
                            ----------      --------    ------------   ------------    -------------   ----------     ----------
Shareeholders' Equity
       September 30, 1999   4,348,114      $ 4,348.      $3,236,602.   $(2,907,648.)  $(1,762,771.)   $1,493,223.    $  63,754.
                           ==========      =========      =========     ===========    =============   ==========     ==========



In 1997 the Company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries and other considerations. Also, 250,000 common shares were issued as a Finders Fee in connection with the First Dynasty financing.


                                       3b

                             GLOBAL GOLD CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASH FLOW

                                   (UNAUDITED)

                                                                                                            January 1, 1995
                                                          January 1, 1999           January 1, 1998         (development stage)
                                                                through                   through                  through
                                                          September 30, 1999        September 30, 1998      September 30, 1999
                                                          ------------------        ------------------      ------------------
CASH FLOW FROM DEVELOPMENT
STAGE ACTIVITIES:

     Net Income/(Loss)                                       $(77,046.)                  $38,973.              $(1,762,771.)
     Adjustments to reconcile net income/(loss) to
     net cash provided by operating activities:
         Increase (decrease) in:

         Provision for bad debt included in net loss        -  -  -  -                  -  -  -  -                 325,000.
         Write-off of mining investment in Georgia          -  -  -  -                  -  -  -  -                 135,723.
         Organization costs                                 -  -  -  -                  -  -  -  -                  (9,601.)
         Gain on sale of Armenia mining interests           -  -  -  -                  (255,999.)                (268,874.)
         Accounts receivable and deposits                       21,612.                  (50,000.)                 (11,889.)
         Investment in First Dynasty common shares              16,000.                 -  -  -  -                  16,000.
         Accounts payable, accrued expenses
                and miscellaneous                               15,953.                   35,413.                  285,726.
                                                          -------------           -----------------           -------------
NET CASH (USED) BY DEVELOPMENT STAGE ACTIVITIES                (23,481.)                (231,613.)              (1,290,686.)
                                                          -------------           -----------------           -------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining
         interests (net of Note Receivable)                 -  -  -  -                   200,000.                1,891,155.
     Investment in certain mining interests
         - net of financing                                 -  -  -  -                 -  -  -  -                ( 153,494.)
     DEFERRED COSTS - MINING INTERESTS                      -  -  -  -                 -  -  -  -                ( 878,858.)
                                                         --------------          -----------------            -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                   -  -  -  -                    200,000.                 858,803.
                                                         --------------          -----------------            -------------

CASH FLOW FROM FINANCING ACTIVITIES
     Net proceeds from private placement offering           -  -  -  -                 -  -  -  -                  421,573.
     Warrents exercised                                     -  -  -  -                 -  -  -  -                      100.
                                                         --------------          -----------------            -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES            -  -  -  -                 -  -  -  -                  421,673.
                                                         --------------          -----------------            -------------

NET INCREASE (DECREASE) IN CASH                               (23,481.)                 (31,613.)                (10,210.)
     CASH - beginning                                          24,623.                   66,344.                  11,352.
                                                              --------                  --------                --------
     CASH - END                                              $  1,142.                  $34,731.                 $ 1,142.
                                                             =========                  ========                ========

SUPPLEMENTAL CASH FLOW INFORMATION

     INCOME TAXES PAID                                      $     510.                $     490.                $  2,518.
                                                             ==========                 =========               =========

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

In 1998 the Company exchanged its remaining 20% stock interest in Global Gold Armenia Limited for 4,000,000 First Dynasty Mines Ltd. Special Warrants exchangeable at no cost into 4,000,000 shares of common stock of First Dynasty Mines Ltd. The Warrants were exchanged for shares of First Dynasty Mines Ltd. common stock in September 1999.

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                               September 30, 1999

NOTE 1:    ORGANIZATION (AS A DEVELOPMENT STAGE COMPANY) AND ACCOUNTING POLICIES

           Global Gold Corporation (the "Company") was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, had no operating or development stage history from its inception until January 1, 1995. During 1995 the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. As part of the plan to acquire the mining interests and raise venture capital, the Company increased the number of shares authorized to be issued from ten million to one hundred million, and commenced a private placement offering to raise $500,000.

           During 1995 the Company formed certain wholly-owned foreign subsidiaries. Any reference in these statements to the Company may also include one, some or all of the subsidiaries. All intercompany transactions were eliminated. The Company currently maintains a shared office in Garden City, New York.

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

                               September 30, 1999

NOTE 4:    ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

           Pursuant to the Asset Purchase Agreement dated June 1995, the Company acquired from Eyre Resources N.L., an Australian corporation, all of its potential interest in its Armenian gold mining project (Note 5) and all of Eyre's potential interest in its Georgia gold and copper mining project (Note 6).

           In January 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust, a Singapore Trust, and Kevin Parry, individually, in the United States District Court for the Southern District of New York, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

           The defendants denied such claims and asserted counterclaims against the Company and Drury J. Gallagher, Chairman, and Robert A. Garrison, President.

           A settlement was agreed to on October 13, 1999. In the settlement 1,000,000 common shares of First Dynasty Mines Ltd. that were received in exchange for the investment in Global Gold Armenia Limited were exchanged for 1,000,000 common shares of Global Gold Corporation, 300,000 held by Eyre and 700,000 held by the Parry Beaumont Trust.

           The Company funded the litigation with $50,000 in a refundable deposit account which had a balance of $11,735 on September 30, 1999.

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

           An agreement was entered into with First Dynasty Mines Ltd. on July 24, 1998 transferring the Company's interest in AGRC in exchange for 4,000,000 Special Warrants exchangeable at no cost into common shares of First Dynasty. As of September 30, 1998 the Company recognized a gain of $268,874 in the exchange.

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                               September 30, 1999

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

           The Company has been notified by the Business Loan Center who made a U.S. Small Business Administration guaranteed loan to Jet-Line of $550,000 in 1994, that it would liquidate the Jet-Line assets, as to which it held a senior security interest. The Company thereafter unsuccessfully disputed the Business Loan Center's position as a senior secured creditor in late 1997. After determining that, among other things, the value of the assets held by it as collateral was negligible, the Company decided to write off the Jet-Line loan as worthless.

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                               September 30, 1999

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

NOTE 9:    OFFICERS'   COMPENSATION,   INCENTIVE   STOCK   OPTIONS   AND   STOCK
           APPRECIATION RIGHTS

           Management presently consists of Mr.Drury J. Gallagher and Mr. Robert
           A. Garrison. Mr. Gallagher had been President of the Company and a stockholder since 1981; he is currently Chairman of the Company. Mr. Garrison was subsequently hired in April 1995 to oversee mining and related financing activities, and is currently President. Messrs. Gallagher and Garrison entered into employment agreements with the Company effective July 1, 1995.

           On January 3, 1997, the Board of Directors of the Company approved the issuance of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison in exchange for $100,000 in accrued salary each plus cancellations of stock options and stock appreciation rights (the "SARs") and personal guarantees up to $500,000. As of September 30, 1999 accrued salary of $162,500 was due to Mr. Gallagher.

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                               September 30, 1999

NOTE 10:   NON-UNITED STATES WHOLLY-OWNED SUBSIDIARIES/INCOME TAX MATTERS

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

           The Company experienced net operating losses for each of the years ended December 31, 1996 and 1997, and the nine-month period ended September 30, 1999. The Company has elected to carryforward such losses for federal income tax purposes and offset future taxable earnings. However, since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded.

NOTE 11:   NET INCOME/(LOSS) PER SHARE

           Net income/(loss) per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents have not been included since the effect would be antidilutive.

NOTE 12:   REVERSE STOCK SPLIT

           The Company filed its Certificate of Amendment to the Certificate of Incorporation with respect to a 1 for 10 reverse split with the Delaware Secretary of State on December 31, 1996. Such step was taken by the written consent of the holders of a majority of the Company's issued and outstanding shares of common stock. By virtue of the reverse split, each stockholder's number of shares of common stock became one-tenth of the number previously held.

           All share and per share data in this report have been restated to reflect the reverse stock split, unless otherwise noted.

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                          Notes to Financial Statements

                               September 30, 1999

NOTE 13:   FIRST DYNASTY MINES LTD.

           The Company, GGA and First Dynasty Mines Ltd., a Canadian public company, entered into a preliminary agreement dated January 27, 1997, whereby First Dynasty agreed to advance funds in stages necessary for the development of the Armenian mining projects.

           The Company and First Dynasty entered into a definitive agreement dated May 13, 1997, reflecting the final agreement of the parties with respect to the Armenian mining projects (the "FDM Agreement").

           The Company and GGA, in conjunction with First Dynasty, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the amended Armenian Joint Venture Agreement on September 30, 1997. Under such agreement, First dynasty acquired the right to acquire all of the stock of GGA, subject to certain conditions, by advancing funds in stages necessary for the implementation of the mining development plan and delivering 4,000,000 special warrants convertible into First Dynasty Common Stock. On July 24, 1998 First Dynasty and the Company entered into an agreement to accelerate the
           issuance  of  the  4,000,000   special  warrants. The  4,000,000
           special warrants are exchangeable into 4,000,000 common shares of First Dynasty Mines Ltd. at no cost within one year or with the public offering of common shares, whichever comes first. The common shares were valued at 13/64 on the Toronto Stock Exchange or US$.128 on August 31, 1998. For reporting purposes, the shares were discounted 50% for absence of a market for the warrants, lack of trading volume and future dilution. In September 1999 the warrants were exchanged for 4,000,000 shares of First Dynasty Mines Ltd. common stock. As of September 30, 1999 the common shares were valued at C$.0825 per share on the Toronto Stock Exchange and $U.S. .06 on the NASDAQ Bulletin Board. The Company will retain the right until December 31, 2009 to elect to participate at a level of up to twenty percent with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

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

                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1999

(A)   GENERAL OVERVIEW

      The Company now holds only 4,000,000 shares of common stock of First Dynasty Mines, Ltd., a publicly-traded Canadian corporation. The Company previously engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States. The Company is currently in the pre-development stage and has not received any revenues from mining activities as of September 30, 1999, other than such shares of stock and cash previously paid by First Dynasty Mines, Ltd. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company" in the annual reports previously filed by the Company with the Securities and Exchange Commissions ("SEC").

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

      As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's wholly-owned Cayman Islands subsidiary ("GGA"), reached an agreement with First Dynasty Mines Ltd. ("First Dynasty"), a Canadian public company whoe shares are traded on the Toronto Stock Exchange and on NASDAQ. Under such agreement, First Dynasty acquired the right to acquire all of the stock of GGA, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailing project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

      The Company, GGA and First Dynasty entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above projects (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998.

      In connection with First Dynasty's purchase of the Company's remaining 20% interest in GGA, the Company received a certificate representing special warrants to purchase 4,000,000 shares of First Dynasty common stock. In September 1999 the warrants were exchanged for 4,000,000 shares of First Dynasty common stock.

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

(D)   RECENT ACTIVITIES

      The Company's principal activity at present consists of holding 4,000,000 shares of common stock of First Dynasty, which is traded on the Toronto Stock Exchange and NASDAQ. The closing price of a share of such common stock on September 30, 1999 was U.S.$0.06. As of September 30, 1999, First Dynasty had 118,605,429 shares of common stock issued and outstanding, and warrants, options and convertible notes to purchase 41,740,000 shares of common stock outstanding on such date. Since there are outstanding special warrants to purchase 31.6 million shares of First Dynasty at prices ranging from $0.29 to $0.42 over the period ending January 31, 2002, the shares purchaseable thereunder will, in the Company's view, pose an overhang on the trading market and adversely affect any upward price movement in the shares of common stock of First Dynasty.

      REVENUES:

      During the nine-month period ended September 30, 1999, the Company's interest and royalty income was $35 which was less than the $633 for the same period last year.

      During the three-month period ended September 30, 1999, the Company's interest and royalty income was $12 which was less than the $274 for the same period last year.

      ADMINISTRATIVE AND OTHER EXPENSES:

      The Company's administrative and other expenses for the nine-month period ended September 30, 1999 were $77,011, which represented a decrease from the amount paid or accrued of $217,659 in the same period last year. The expense decreases were attributable to the elimination of officer compensation accrual of $112,500, lower legal fees of $23,072, reduced accounting expenses of $15,250 and lower office expenses of $5,175, all attributable to reduced activity.

      The Company's administrative and other expenses for the three-month period ended September 30, 1999 were $6,361 compared to expenses of $58,435 for the three-month period ended September 30, 1998. The expense decrease was attributable to the elimination of the officer compensation accrual of $37,500, lower legal fees by $10,253, and lower office expenses of $3,720. All decreases are attributable to reduced activity.

      LIQUIDITY AND CAPITAL RESOURCES:

      As of September 30, 1999, the Company's total assets were $252,877, of which $12,877 consisted of cash or cash equivalents.

      The Company's plan of operation for calendar year 1999 is:

      (a) To hold the 4,000,000 shares of First Dynasty common stock for investment purposes thereafter; and

      (b) investigate other investment opportunities in the mineral development and production areas.

      The Company needs financing to meet its anticipated monthly administrative expenses of $3,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. Prior to the commencement of the litigation described in Part II, Item I hereof, the Company anticipated that it might obtain additional financing in 1999 from the holders of its Warrants. Pursuant to the Offering of $500,000 principal amount of the Convertible Notes of the Company, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock. By virtue of the Reverse Split, the Warrants were converted into Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $.125 per share and the expiration date extended until December 31, 1997. On December 31, 1997, the Company amended the Warrants to reduce the exercise price to $0.125 per share and to extend the expiration date until December 31, 1998, and recently extended the expiration date until December 31, 1999. If the Warrants were exercised in full, the Company would receive $50,000 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances and has not decided whether to further extend the expiration date. Thus, it does not anticipate that any amount thereof will be exercised, although there can be no assurance of such result.

      In the event that no contemplated financing is obtained through the exercise of the Warrants (which the Company considers highly remote), the Company does not have sufficient financial resources to meet its obligations.

      The Company does not intend to engage in any research and development during 1999 and does not expect to purchase or sell any plant or significant equipment.

      The Company does not expect to hire any additional full-time employees in 1999.

                                     PART II

Item 1.          LEGAL PROCEEDINGS

      Except as noted below, there is no material pending legal proceeding to which the Company is a party or to which any of its properties is subject.

      In January 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust and Kevin Parry, individually, in the United States District Court for the Southern District of New York, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

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

      A settlement was agreed to on October 13, 1999. In the settlement 300,000 common shares of First Dynasty Mines Ltd. were exchanged for 300,000 common shares of Global Gold Corporation held by Eyre and 700,000 common shares of First Dynasty Mines Ltd. were exchanged for 700,000 shares of Global Gold Corporation held by the Parry- Beaumont Trust.

Item 2.          CHANGES IN SECURITIES

         Not applicable.

Item 3.          DEFAULT UPON SENIOR SECURITIES

         Not applicable.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

Item 5.          OTHER INFORMATION

         Not applicable.

Item 6.          EXHIBITS AND REPORTS ON FORM 8-K

      1. (a) The following documents are filed as part of this report. Financial Statements of the Company (unaudited), including Balance Sheet, Statement of Income and Loss, Statement of Changes in Stockholders' Equity, Statement of Cash Flow and Notes to Financial Statements as at and for the period ended September 30, 1999.

         (b) The Exhibits which are listed on the Exhibit Index attached hereto:
Not applicable.

      2. No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GLOBAL GOLD CORPORATION

                                            (Registrant)

DATED:  FEBRUARY 4, 2000              BY:
                                            ------------------------------------
                                            Drury J. Gallagher, Chairman, Chief
                                            Executive Officer and Treasurer