Form 10KSB
period 1999-12-31
GLOBAL GOLD CORP
filed 2000-05-15
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/ 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the fiscal year ended December 31, 1999

/  /    15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _________ to _________

Commission file 02-69494

GLOBAL GOLD CORPORATION
(Name of small business issuer in its charter)

DELAWARE                                                              13-3025550
(State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                              Identification No.)

734 FRANKLIN AVENUE, SUITE 383, GARDEN CITY, NEW YORK                 11530-4525
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number (516) 773-8975

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                 (Name of each exchange on which registered)

------------------------            --------------------------------------------
None

------------------------            --------------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

None

------------------------------
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/.

The issuer's revenues for its most recent fiscal year ending December 31, 1999 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was $123,966(1).

As of December 31, 1999 there were 3,348,114 Shares of the registrant's Common Stock outstanding (2) (3).

---------------
(1) The Company's Common Stock is not publicly traded. However, the Board of Directors of the Company determined that the fair market value of the Common Stock was $0.10 per share.

(2) This number is computed after taking into account the 1 for 10 reverse split of the shares of Common Stock of the Company, effective as of December 31, 1996 (the "Reverse Split").

(3) This number excludes 1,000,000 shares repurchased and recorded as Treasury Stock.

ITEM 1   DESCRIPTION OF BUSINESS

(A)      GENERAL OVERVIEW

         The Company now holds 3,000,000 shares of common stock of First Dynasty Mines, Ltd., a publicly traded Canadian corporation. The Company was previously engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States. The Company is currently in the pre-development stage and has not received any revenues from mining activities as of December 31, 1999 other than such shares of stock and cash previously paid by First Dynasty Mines, Ltd. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company" in the annual reports previously filed by the Company with the Securities and Exchange Commission ("SEC").

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

         As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's wholly-owned Cayman Islands subsidiary ("GGA"), reached an agreement with First Dynasty Mines, Ltd. ("First Dynasty"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ. Under such agreement, First Dynasty acquired the right to acquire all of the stock of GGA, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailing project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

         The Company, GGA and First Dynasty entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above project (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998.

         In connection with First Dynasty's purchase of the Company's remaining 20% interest in GGA, the Company received a certificate representing special warrants to purchase 4,000,000 shares of First Dynasty common stock. In September 1999, the warrants were exchanged for 4,000,000 shares of First Dynasty common stock.

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

(D)      RECENT ACTIVITIES

         (a) On October 13, 1999, the Company entered into a settlement agreement with Eyre Resources, N.L. ("Eyre") and The Parry-Beaumont Trust regarding the legal action brought by the Company and the counterclaim asserted by Eyre and The Parry-Beaumont Trust in 1998.

                  In the settlement, 600,000 shares of First Dynasty's common shares acquired in connection with First Dynasty's purchase of the Company's 20% interest in GGA were exchanged for 600,000 Common Shares of the Company held by Eyre and 400,000 common shares of First Dynasty were exchanged for 400,000 Common Shares of the Company held by The Parry-Beaumont Trust.

         (b) The Company's principal activity at present consists of holding the remaining 3,000,000 shares of common stock of First Dynasty, which is traded on the Toronto Stock Exchange and NASDAQ. The closing price of a share of such common stock on December 31, 1999 was U.S. $0.06. As of December 31, 1999, First Dynasty had 146,237,008 shares of common stock issued and outstanding, and warrants, options and convertible notes to purchase 41,740,000 shares of common stock outstanding on such date. Since there are outstanding special warrants to purchase 31.6 million shares of First Dynasty at prices ranging from $0.29 to $0.42 over the period ending January 31, 2002, the shares purchasable thereunder will, in the Company's view, pose an overhang on the trading market and adversely affect any upward price movement in the shares of the common stock of First Dynasty.

         (c) Employees. As of December 31, 1999, the Company had one consultant, who was in charge of the overall business of the Company on a part-time basis, and one consultant who is principally involved in overseeing the Company's proposed mining activities on a part-time basis, and one independent contractor who provides administrative and clerical services on a part-time basis.

(E)      SPECIAL CONSIDERATIONS

         The following risk factors should be considered in connection with an evaluation of the business of the Company:

         No Prior Operating History; Failure to File Reports with the SEC

         The Company was incorporated on February 21, 1980, and closed a public offering of the Common Stock in January 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on NASDAQ. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. While the Company filed its Form 10- QSB commencing with the quarter ended March 31, 1995 and each quarter thereafter through and including September 30, 1999 and filed audited financial statements with the Form 10-KSB for calendar year 1994 covering calendar years 1987, 1988, 1989, 1990, 1992, 1993 and 1994, and for calendar years 1995, 1996, 1997 and 1998 with the Form 10-KSB filed for each such year, there can be no assurance that the SEC might not assert claims against the Company.

         Development Stage Company

         Since the Company never engaged in the active conduct of a trade or business, it has not generated any revenues to date, with the exception of interest income and the 3,000,000 shares of First Dynasty common stock and cash received from such source under the FDM Agreement, as amended. The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.

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

         Failure to Satisfy NASDAQ Listing Rules

         Without increases in assets and capital surplus, the Company may not be eligible to have its securities traded on NASDAQ. Moreover, regulations issued by NASDAQ have increased the thresholds that have to be met in order for a security to be traded initially on the NASDAQ Small Cap and National Markets, which may adversely affect the Company's ability to have its Common Stock traded on the NASDAQ Small Cap or National
         Markets. Furthermore, the Company could experience difficulties in commencing the trading of its securities on NASDAQ. If the Company is unable to have its securities traded on NASDAQ, its securities will continue to be eligible for trading on the OTC Bulletin Board, although the market for shares of the Company's Common Stock may be reduced, and hence, the liquidity of the shares of Common Stock and/or the Warrants may be reduced. However, recent regulations adopted for the trading of securities may adversely affect the eligibility of the Company's Common Stock for trading on the OTC electronic bulletin board.

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

         Control of the Company

         Drury J. Gallagher, the Chairman and Chief Executive Officer, and Robert A. Garrison, the President and Chief Operating Officer, currently own 1,108,451 and 1,000,000 shares respectively, or a total of 2,108,451 shares, out of the 3,348,114 shares of the Company's Common Stock issued and outstanding as of December 31, 1999. If Messrs. Gallagher and Garrison act in concert, they control 63% of the issued and outstanding Common Stock of the Company and they will be able to effectively determine the vote on any matter being voted on by the Company's stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company  currently  maintains a shared  office in Garden City,  New
York.

ITEM 3.  LEGAL PROCEEDINGS

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

         A settlement was agreed to on October 13, 1999. In the settlement, 600,000 common shares of First Dynasty were exchanged for 600,000 Common Shares of the Company held by Eyre and 400,000 common shares of First Dynasty were exchanged for 400,000 shares of the Company held by the Parry-Beaumont Trust.

         Outstanding warrants held by Eyre and the Parry-Beaumont Trust were canceled.

         On October 4, 1999, Penn Med Consultants, Inc. ("PennMed"), Drury J. Gallagher ("Gallagher") and other officers of PennMed entered into a Settlement Agreement of a Civil False Claims Act lawsuit with the United States of America, the Office of Inspector General of the United States Department of Health and Human Services, the Pennsylvania Department of Public Welfare and qui tam relators. The Settlement
         Agreement ended an investigation into allegedly fraudulent administrative expenses which adversely affected reimbursement from the Medicare and Pennsylvania Medicaid programs by PennMed.

         Under the Settlement Agreement, PennMed, Gallagher and the other PennMed officers agreed to pay the Federal Government and the Pennsylvania Department of Public Welfare a restitution amount and PennMed agreed to adhere to a comprehensive compliance program without any admission of wrongdoing on behalf of the defendants. In addition, Gallagher agreed to exclusion, for a period of five years, from participation in the Medicare, Medicaid and all other federal and Pennsylvania state health care programs, including managed care programs. Such exclusion has national affect and also applies to other federal procurement and non-procurement programs. Gallagher waived his right under any statute or regulation to payment from Medicare, Medicaid, TRICARE, the Veterans Administration or the Federal Employee Health Benefit Program administered by the Office of Personnel Management during the subject exclusion. PennMed continues to operate the nursing home business previously conducted by it.

         The Company was never a defendant in such action and was not a party to the Settlement Agreement which concluded the investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         (a)    The Company's Common Stock is not publicly traded on any market.

         (b)    As  of   December  31,  1999,  there  were  approximately  1,100
                holders of record of the Company's Common Stock.

         (c)    The Company  did  not pay or declare any cash  dividends  on its
                common stock   during  its last two fiscal years ended  December
                31, 1998 and December 31, 1999.

         (d)    As  of  December  31,  1999,  the Company  was  prohibited  from
                paying any   dividends  on  its common stock due to its negative
                equity position.

         (e)    The  Company's   transfer  agent  is   American  Registrar   and
                Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         As of December 31, 1999, the Company's total assets were $181,432, of which $1,432 consisted of cash or cash equivalents.

         The Company's plan of operation for calendar year 2000 is:

         (a) to hold the 3,000,000 shares of First Dynasty common stock for investment purposes thereafter; and

         (b) investigate other investment opportunities in the mineral development and production areas.

         The Company needs financing to meet its anticipated monthly administrative expenses of $3,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. Prior to the commencement of the litigation described in Part I, Item 3 hereof, the Company anticipated that it might obtain additional financing in 1999 from the holders of its Warrants. Pursuant to the Offering of $500,000 principal amount of the Convertible Notes of the Company, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock. By virtue of the Reverse Split, the Warrants were converted into Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $0.50 per share and the expiration date extended until December 31, 1997. On December 31, 1997, the Company amended the Warrants to reduce the exercise price to $0.125 per share and to extend the expiration date until December 31, 1999, and recently extended the expiration date until December 31, 2000. If the Warrants were exercised in full, the Company would receive $50,000 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, thus it does not anticipate that any amount thereof will be exercised, although there can be no assurance of such result.

         In the event that no contemplated financing is obtained through the exercise of the Warrants (which the Company considers highly remote), the Company does not have sufficient financial resources to meet its obligations.

         The Company does not intend to engage in any research and development during 2000 and does not expect to purchase or sell any plant or significant equipment.

         The Company does not expect to hire any additional full-time employees in 2000.

ITEM 7.  FINANCIAL STATEMENTS

         The audited financial statements, notes thereto and reports of independent certified public accountants thereon for the fiscal years of the Company ended December 31, 1999 (by Feldman Sherb Horowitz & Co., P.C.) and December 31, 1998 (by Marks Shron & Company, LLP) are attached hereto as a part of, and at the end of, this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         For the year ended December 31, 1999, Feldman Sherb Horowitz & Co., P.C. replaced Marks Shron & Company, LLP as accountants.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The directors and executive officers of the Company are as follows:

         Name                       Age       Officer

         Drury J. Gallagher         61       Chairman,  Chief Executive Officer,
                                             Treasurer and Director

         Robert A. Garrison         58       President, Chief Operating Officer,
                                             Secretary and Director

         Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his successor is duly elected and qualified. Each director who is not a full-time employee of the Company receives no remuneration for his services as a director. Officers are appointed by the Board of Directors.

         The Board of Directors has not appointed any audit, compensation or any other committee. Instead, the Board acts as a whole in all matters.

         Mr. Gallagher has served as a director since 1981 and as Chairman, President and Treasurer of the Company from 1982 until February 1, 1997 and as Chairman, Chief Executive Officer and Treasurer since that date.

         Mr. Garrison has served as a director and Vice President of the Company from June 26, 1995 until February 1, 1997 and became the President, Chief Operating Officer and Secretary on February 1, 1997.

ITEM 10.          EXECUTIVE COMPENSATION

         (a) The summary compensation table shown below indicates the cash or accrued compensation paid by the Company as well as other compensation paid or accrued to the Chairman and Chief Executive Officer (the Company's chief executive officer) and the next highest compensated executive officer at December 31, 1999 for services rendered in all capacities during calendar years 1999, 1998, 1997 and 1996:


SUMMARY COMPENSATION TABLE

Name and                                            Other Annual        Restricted       Underlying           LTIP         All Other
Principal Position    Year   Salary     Bonus       Compensation        Stock Awards     Options/SARs(#)      Payout    Compensation
------------------    ----- --------    ------      --------------      -------------    ----------------     ------   -------------

Drury J. Gallagher,   1999  $   -0-       -0-            -0-                -0-                -0-               -0-           -0-
Chairman, Chief       1998  $112,500      -0-            -0-                -0-                -0-               -0-           -0-
Executive Officer     1997  $125,000      -0-            -0-                -0-                -0-               -0-           -0-
and Treasurer         1996  $100,000      -0-            -0-                -0-             250,000 shares       -0-           -0-
(the Company's Chief
Executive Officer)

Robert A. Garrison,   1999  $   -0-       -0-            -0-                -0-                -0-               -0-           -0-
President, Chief      1998  $   -0-                      -0-                -0-                -0-               -0-           -0-
Operating Officer     1997  $ 13,333      -0-            -0-                -0-                -0-               -0-           -0-
and Secretary         1996  $100,000      -0-            -0-                -0-             250,000 shares       -0-           -0-

         (b)      Stock Options and Awards

                  The Company has no options or awards outstanding under the 1995 Stock Option Plan, and the Company made no grants or awards thereunder during the year ended December 31, 1999.

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

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

                  MANAGEMENT

         (a)      Set  forth  below  is  information  as of  December  31,  1999
                  pertaining  to  ownership  of  the  Company's   Common  Stock,
                  determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's Common Stock:

                     Name and Address of        Number of
Title of Class       Beneficial Owner           Shares(1)       Percent of Class
----------------     -------------------      -----------       ----------------
  Common             Drury J. Gallagher       1,132,451(2)                  33.8
                     107 Eakins Road
                     Manhasset, NY 11030

  Common             Robert A. Garrison       1,000,000(3)                  29.9
                     44 Lords Highway East
                     Weston, CT 06883
---------------
1)    For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1999. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1999 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

                  (2) This amount includes 24,000 shares of common stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher pursuant to the Offering. See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Gallagher.

                           Mr. Gallagher disclaims any beneficial interestin the 20,000 shares of the Company's Common Stock and 40,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Francis L. Gallagher, Jr.(Mr.Gallagher's brother), as Trustee of the Drury J. Gallagher Trust F/B/O Children dated March 1, 1985.

                  (3) See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Garrison.

         (b) Set forth below is information as of December 31, 1999 pertaining to ownership of the Company's Common Stock by all directors and executive officers of the Company:

                       Name and Address of      Number of
    Title of Class     Beneficial Owner         Shares(1)       Percent of Class
    --------------     -------------------     -----------      ----------------
    Common             Drury J. Gallagher      1,132,451(2)              33.8(2)
                       107 Eakins Road
                       Manhasset, NY 11030

    Common             Robert A. Garrison      1,000,000(3)              29.9(3)
                       44 Lords Highway East
                       Weston, CT 06883

                                              ----------------        ----------
                           Total               2,132,451                    63.7

         (b) As of December 31, 1999, except as described in Item 12 hereof, there were no arrangements in effect which may result in a change of control of the Company, after taking into account the effects of the Restructuring Agreements discussed above.

------------------
                  (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 1999. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 1999 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

                  (2) This amount includes 24,000 shares of common stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher pursuant to the Offering. See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Gallagher.

                           Mr. Gallagher disclaims any beneficial interest in the 20,000 shares of the Company's Common Stock and 40,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Francis L. Gallagher, Jr.(Mr.Gallagher's brother), as Trustee of the Drury J. Gallagher Trust F/B/O Children dated March 1, 1985.

                  (3) See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Garrison.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      Transactions with Officers

                  On January 3, 1997, the Board of Directors of the Company approved the transfer of 1,000,000 shares of its Common Stock (computed after the Reverse Split) to each of Messrs. Gallagher and Garrison in exchange for (a) in Mr. Gallagher's case, the cancellation of $100,000 in accrued salary and the cancellation of his stock options and stock appreciation rights (the "SARs") which, under certain circumstances, could have resulted in the issuance to him of up to 37,500 shares of the Company's Common Stock (computed after the Reverse Split), and (b) in Mr. Garrison's case, the cancellation of $100,000 of accrued salary, the cancellation of his options to buy 75,000 shares of the Company's Common Stock and the cancellation of his SARs. The Company made such transfers to reward each of them for their efforts to secure financing for the Company and/or the Armenian mining project, for maintaining the Company's existence in the face of the Company's potential insolvency, and to increase their proprietary stake as the day-to-day management of the Company at the request of prospective investment banking firms and potential investors with whom the Company was then seeking to obtain funding.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

         1.       The  following  documents  are  filed as part of this  report:
                  Financial Statements of the Company, including reports of independent certified public accountants, Balance Sheets, Statements of Income, Statements of Stockholders Equity, Statements of Cash Flow and Notes to Financial Statements: as at and for the periods ended December 31, 1999 and December 31, 1998.

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

GLOBAL GOLD CORPORATION

(Registrant)

BY:      /S/ DRURY J. GALLAGHER
         Drury J. Gallagher,
         Chairman, Chief Executive
         Officer and Treasurer

Dated:   May 15, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                                           DATE
----                        -----                                           ----
/S/ DRURY J. GALLAGHER      Chairman, Chief Executive Officer,  May 15 ___, 2000
----------------------      Treasurer and Director (Principal
     Drury J. Gallagher     Executive and Financial Officer


/S/ ROBERT A. GARRISON      President, Chief Operating              May 15, 2000
----------------------      Officer, Secretary and Director
     Robert A. Garrison

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                              Financial Statements
                                December 31, 1999

                                                                            PAGE

  Independent Auditors' Reports                                        F-1 - F-2

         Balance Sheet - as of December 31, 1999                             F-3

         Statements  of  Income  and  (Loss)  - for the  years  ended
         December 31, 1999 and 1998 and the development  stage period
         January 1, 1995 through December 31, 1999                           F-4

         Statement of Changes in Stockholders Equity - for the
         years ended December 31, 1999 and 1998 and the
         development stage period January 1, 1995 through
         December 31, 1999                                             F-5 - F-6

         Statements of Cash Flows - for the years ended
         December 31, 1999 and 1998 and the development stage
         period January 1, 1995 through December 31, 1999              F-7 - F-8

         Notes to Financial Statements                                F-9 - F-14

                          INDEPENDENT AUDITORS' REPORT

         Board of Directors and Stockholders
         Global Gold Corporation

                  We have audited the accompanying balance sheet of Global Gold Corporation (A Development Stage Company) as of December 31, 1999 and the related statements of operations, shareholders' deficit and cash flows for the year ended December 31, 1999 and for the period from January 1, 1995 (inception of development stage) through December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, the financial position of Global Gold Corporation (A Development Stage Company) as of December 31, 1999 and the results of its operations and its cash flows for the year ended December 31, 1999 and for the period from January 1, 1995 (inception of development stage) through December 31, 1999 in conformity with generally accepted accounting principles.

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 4 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                          /s/ Feldman Sherb Horowitz & Co., P.C.
                                              Feldman Sherb Horowitz & Co., P.C.
                                                    Certified Public Accountants

         New York, New York
         April 20, 2000

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Global Gold Corporation

We have audited the balance sheet (not presented herein) of Global Gold Corporation (a development stage company) as of December 31, 1998, and the related statements of income and (loss), stockholders' equity, and cash flows for the year ended December 31, 1998 and the development stage period January 1, 1995 through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Global Gold Corporation as of December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and the development stage period January 1, 1995 through December 31, 1998, in conformity with generally accepted accounting principles.

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

MARKS SHRON & COMPANY LLP

Great Neck, New York
March 25, 1999

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet

                                December 31, 1999

                                                      ASSETS

  CASH                                                            $       1,432
                                                                    ------------



  OTHER ASSETS

         Investment in First Dynasty Mines, Ltd.

         COMMON SHARES                                                  180,000

  TOTAL ASSETS                                                      $   181,432
                                                                      ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                             $   210,458
                                                                      ----------


STOCKHOLDERS' DEFICIT - EXHIBIT C

  Common stock $0.001 par, 100,000,000 shares authorized

    4,348,114 shares issued and outstanding                               4,348

  Paid in capital - dormant period                                    3,236,602

  Paid in capital - development stage                                 1,493,223

  Deficit - dormant period                                           (2,907,648)

  Deficit - development stage                                        (1,779,551)

  Unrealized loss on securities                                         (16,000)

  Total                                                                  30,974

  DEDUCT COST OF TREASURY STOCK - 1,000,000 SHARES                 (     60,000)
                                                                     -----------

  STOCKHOLDERS' DEFICIT                                            (     29,026)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    181,432
                                                                     ===========

See Independent Auditors' Report and Notes to the Financial Statements





                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                         Statements of Income and (Loss)

                                    For the                   For the                 January 1, 1995
                                    Year Ended                Year Ended              (development stage
                                    DECEMBER 31, 1999         DECEMBER 31, 1998       THROUGH DECEMBER 31, 1999)

                                    -----------------         -----------------       --------------------------

REVENUE                             $      -                  $      -                $        -
                                     ----------------         -----------------       ----------------

EXPENSES

 Officers' compensation                    -                  112,500                      550,834

  Legal                                 63,093                 73,761                      605,203

  Accounting and auditing                8,000                 22,500                      131,448

  Transfer agent and securities fees       -                       -                        12,446

  Proxy costs                              -                       -                        26,555

  Rent                                     -                 ( 18,000)                      54,000

  Office expense                        22,107                 29,758                      145,097

  TRAVEL                                   -                       92                       43,234
                                      -------------           ------------             ------------

OPERATING LOSS                      (   93,200)             ( 220,611)                (  1,568,817)

OTHER INCOME (EXPENSES)

  Interest and royalty income               49                    817                        5,428

  Organization costs                       -                      -                   (      4,800)

  Interest Expense                         -                     (601)                (     15,422)

  Provision for bad debts                  -                      -                   (    325,000)

  Write-off investment in Georgia

    mining interests                       -                      -                   (    135,723)

  Gain on sale of interest in

    Global Gold Armenia                    -                  255,999                      268,874

INCOME/(LOSS) BEFORE

 INCOME TAXES                         ( 93,151)                35,604                 (  1,775,460)

  INCOME TAXES                        (    675)              (    660)                (      4,091)
                                      -----------           -----------              --------------

NET INCOME/(LOSS)                     $(93,826)             $  34,944                  $(1,779,551)
                                      ===========           ============             ===============

NET INCOME/(LOSS)
  PER SHARE BASIC
  AND DILUTED                       $(    .033)             $    .008
                                      ==========             ==========

NET LOSS                              $(93,826)                                      $  (1,779,551)

OTHER COMPREHENSIVE
LOSS, NET OF TAX

 Unrealized lost on available-

   FOR-SALE SECURITIES               (  16,000)                   -                    (    16,000)
                                       ----------            ----------                ------------

COMPREHENSIVE LOSS                   $(109,826)              $    -                  $  (1,795,551)
                                      ===========            ==========                ============

See Independent Auditors' Report and Notes to the Financial Statements





                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity


                                                 Paid-In                               Paid-In
                         Issued and              Capital      Deficit     Deficit      Capital      Treasury    Unrealized
                         Outstanding  Common    (Dormant     (Dormant   (Development (Development     Stock       Loss on
                         Shares       Stock      Period)      Period)     Stage)       Stage)       (At Cost)    Security    Total
                         -----------  -------  ----------  -----------   -----------  -----------   ----------   --------- ---------

Stockholders' equity
 December 31, 1994         898,074   $89,807  $3,147,693  $(2,907,648)    $    -       $     -        $    -          -    $329,852

Net Loss January 1-
 December 31, 1995             _         -           -            -        (361,345)         -             -          -    (361,345)

Adjustment re: restatement
 of par value                  -    ( 88,909)     88,909          -             -            -             -          -         -

Eyre acquisition         1,000,000     1,000         -            -             -        849,000           -          -     850,000

Proceeds through
private offering           200,000      200          -            -             -        421,373           -          -     421,573
                         -----------  -------  ----------  -----------   -----------  -----------   ----------   --------- ---------

Stockholders' equity

 December 31, 1995       2,098,074    2,098    3,236,602   (2,907,648)    ( 361,345    1,270,373           -          -   1,240,080

Net loss January 1-
 December 31, 1996             -        -            -            -       ( 668,577)         -             -          -    (668,577)

Warrants exercised              40      -            -            -             -            100           -          -         100
                         -----------  -------  ----------  -----------   -----------  -----------   ----------   --------- ---------

Stockholders' equity
 December 31, 1996 -

 (Carried forward)       2,098,114  $ 2,098   $3,236,602  $(2,907,648)  $(1,029,922)  $1,270,473   $       -     $    -   $ 571,603
                         -----------  -------  ----------  -----------   -----------  -----------   ----------   --------- ---------


















     See Independent Auditors' Report and Notes to the Financial Statements









                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity


                                                 Paid-In                               Paid-In
                         Issued and              Capital      Deficit     Deficit      Capital      Treasury    Unrealized
                         Outstanding  Common    (Dormant     (Dormant   (Development (Development     Stock       Loss on
                         Shares       Stock      Period)      Period)     Stage)       Stage)       (At Cost)    Security    Total
                         -----------  -------  ----------  ------------   -----------  -----------   ----------   --------- --------


Stockholders' equity
 December 31, 1996-

 (Brought forward)        2,098,114    $2,098   $3,236,602  $(2,907,648)  $(1,029,922) $1,270,473   $     -       $   -    $571,603
                          ---------    ------   ----------  ------------   ----------  ----------     --------     ------  ---------

Net Loss January 1-
 December 31, 1997              -         -           -             -      (  690,747)        -           -           -    (690,747)

Issuance of Common Stock  2,250,000     2,250         -             -             -       222,750         -           -     225,000

Shareholders' equity
 December 31, 1997        4,348,114    $4,348  $3,236,602   $(2,907,648)  $(1,720,669) $1,493,223         -           -    $105,856
                          ---------    ------   ----------     ---------    ---------   ---------     ---------    -------  --------

Net loss January 1-
 December 31, 1998              -         -           -             -          34,944       -             -           -      34,944

Stockholders' deficit
 December 31, 1998        4,348,114    $4,348  $3,236,602   $(2,907,648)  $(1,685,725) $1,493,223         -           -    $140,800
                         ----------    ------  ----------   ------------  ------------ ----------     ---------     ------ ---------

Net loss
 January 1-
 December 31, 1999              -         -           -           -        (   93,826)      -             -           -     (93,826)

Changes in unrealized
 loss on securities
  available-for-sale            -         -           -           -             -           -             -       (16,000)  (16,000)

Purchase of Treasury
 Stock                          -         -           -           -             -           -         (60,000)        -     (60,000)
                         ----------    ------  ----------   ------------  ------------ ----------     ---------     ------ ---------

Stockholders' deficit
 December 31, 1999       4,348,114    $4,348   $3,236,602   $(2,907,648)  $(1,795,551) $1,493,223    $(60,000)    $(16,000)$(29,026)
                         =========    ======    =========    ===========  ============ ===========   =========     ======== ========


In 1997 the Company issued 2,000,000 Common Shares in exchange for $200,000 in accrued salaries and additional consideration. Also, 250,000 Common Shares were issued as a finder's fee in connection with the First Dynasty financing.

In 1999 the Company exchanged 1,000,000 Common Shares of First Dynasty Mines Ltd. with a market value of $60,000 for 1,000,000 Common Shares of Global Gold Corporation.

     See Independent Auditors' Report and Notes to the Financial Statements




                             GLOBAL GOLD CORPORATION

                          (A Development Stage Company)
                            Statements of Cash Flows

                                            For the               For the               January 1, 1995
                                            Year Ended            Year Ended            (development
                                            December 31,          December 31,          stage through
                                            1999                  1998                  December 31, 1999

                                            --------------------  -------------------   -------------------------
CASH FLOWS FROM
DEVELOPMENT STAGE

ACTIVITIES:

Net Income/(Loss)                           $(93,826)              $     34,944               $(1,779,551)

Adjustments  to  reconcile  net  income/
loss) to net cash  used in  operating
activities:

  Increase (decrease) in:

  Provision for bad debt included
    in net loss                                  -                          -                     325,000

  Write-off of mining investment
    in Georgia                                   -                          -                     135,723

  Organization costs                             -                          -                   (   9,601)

  Gain on sale of Armenia mining
    interests                                    -                     (255,999)                ( 268,874)

  Accounts receivable and deposits            33,347                   ( 33,501)                (     154)

    Accounts payable, accrued
    expenses and miscellaneous                37,288                     12,835                   307,061
                                            ---------                  ---------                ---------

  Net cash used in development

    STAGE ACTIVITIES                       (  23,191)                  (241,721)               (1,290,396)
                                             ---------                 ---------                ----------




CASH FLOW FROM INVESTING ACTIVITIES:

 Proceeds from sale of Armenia
    mining interests (net of Note
    Receivable)                                   -                         -                   1,891,155
  Collection of Note Receivables                  -                     200,000                       -

  Investment in certain mining
    interests - net of financing                  -                         -                 (   153,494)

  Deferred - mining interests                     -                         -                 (   878,858)
                                             ----------               ----------              ------------

Net cash provided by investing
Activities                                        -                     200,000                   858,803
                                             ----------               ----------              ------------







     See Independent Auditors' Report and Notes to the Financial Statements





CASH FLOW FROM FINANCING ACTIVITIES:

  Net proceeds from private

    placement offering                            -                         -                     421,573

  WARRANTS EXERCISED                              -                         -                         100
                                              ------------            ----------               -----------

Net cash provided  by financing

 ACTIVITIES                                       -                         -                     421,673
                                              ------------            ----------               -----------


NET DECREASE

  IN CASH                                   (  23,191)               (   41,721)              (     9,920)

CASH - BEGINNING                               24,623                    66,344                    11,352
                                              ------------            ----------               -----------

CASH - END                                  $   1,432                 $  24,623              $      1,432
                                              ============            ==========               ===========


SUPPLEMENTAL CASH FLOW INFORMATION

  INCOME TAXES PAID                         $     675              $        66             $        2,683
                                               ===========            ==========              ============

  INTEREST PAID                             $     -                  $     601            $       15,422
                                               ===========            ==========              ============


In 1995 the Company issued 1,000,000 shares of Common Stock for certain mining interests, with an estimated value of $850,000 (Note 4). In 1997 the Company issued 2,000,000 common shares in exchange for $200,000 in accrued salaries and additional consideration. Also, 250,000 common shares were issued as a finder's fee in connection with the First Dynasty financing.

In 1998 the Company exchanged its interest in Global Gold Armenia Limited for 4,000,000 First Dynasty Special Warrants exchangeable at no cost into 4,000,000 shares of common stock of First Dynasty Mines Ltd. (Note 14).

In 1999 the Company exchanged 1,000,000 common shares of First Dynasty for 1,000,000 Common Shares of Global Gold Corporation (Note 13).

See Independent Auditors' Report and Notes to the Financial Statements

                                              GLOBAL GOLD CORPORATION

                                           (A Development Stage Company)
                                           Notes to Financial Statements

                                                 December 31, 1999

NOTE 1:           ORGANIZATION (AS A DEVELOPMENT STAGE COMPANY) AND
                  ACCOUNTING POLICIES

                  Global Gold Corporation (the "Company") was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, had no operating or development stage history from its inception until January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. As part of the plan to acquire the mining interests and raise venture capital, the Company increased the number of shares authorized to be issued from ten million to one hundred million, and commenced a private placement offering to raise $500,000.

                  During 1995, the Company formed certain wholly-owned foreign subsidiaries. Any reference in these statements to the Company may also include one, some or all of the subsidiaries. All intercompany transactions were eliminated. The Company currently maintains a shared office in Garden City, New York.

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

NOTE 3:           COMPREHENSIVE INCOME

                  The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income
                  (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distribution to owners.

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

NOTE 5:           ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

                  Pursuant to the Asset Purchase Agreement dated June 1995, the Company acquired from Eyre Resources N.L., an Australian corporation, all of its potential interest in its Armenian gold mining project (Note 6) and all of Eyre's potential interest in its Georgia gold and copper mining project (Note
                  7).

                  In January 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust, a Singapore trust, and Kevin Parry, individually, in the United States District Court for the Southern District of New York, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

                  The defendants denied such claims and asserted counterclaims against the Company and Drury J.Gallagher, Chairman and Robert
                  A. Garrison, President.

                  A settlement was agreed to on October 13, 1999. In the settlement, 1,000,000 common shares of First Dynasty Mines Ltd. that were received in exchange for the investment in Global Gold Armenia Limited were exchanged for 1,000,000 Common Shares of Global Gold Corporation; 600,000 held by Eyre and 400,000 held by the Parry-Beaumont Trust. All outstanding Warrants held by Eyre and the Parry-Beaumont Trust were canceled.

NOTE 6:           THE ARMENIAN JOINT VENTURE AGREEMENT

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

                  An agreement was entered into with First Dynasty Mines Ltd. on July 24, 1998, transferring the Company's interest in AGRC in exchange for 4,000,000 Special Warrants exchangeable at no cost into common shares of First Dynasty. As of September 30, 1998 the Company recognized a gain of $268,874 in the exchange.

NOTE 7:           THE GEORGIAN AGREEMENT

                  The Company also acquired from Eyre rights under a Foundation Agreement dated April 22, 1995 (including a Charter for a joint venture company) with R.C.P.A. Madneuli, a Georgian state enterprise, in connection with carrying out certain mining activities on the Madneuli deposit. The Company was subsequently advised that the application for the license required to be filed with the Georgian government had not been filed, and it had no definitive agreement granting it fixed rights to mining production or processing in Georgia.

                  The Company thereafter learned that the Georgian government was planning to privatize the development of the Madneuli mine through a public bidding process which was slated to end on April 15, 1997. Since the structure of the Madneuli mining project under the public tender differed markedly from that contemplated under the Asset Purchase Agreement between the Company and Eyre dated as of June 30, 1995, the Company decided not to submit a bid for the development of the Madneuli mining project. As of December 31, 1997, the Company wrote off its investment in the Georgian mining property resulting in a loss of $135,723.

NOTE 8:           NOTES RECEIVABLE

                  The   Company   holds   a   note   receivable   from  Jet-Line
                  Environmental Services, Inc. for $300,000 bearing interest at prime plus 2.0%.

                  Jet-Line had defaulted on prior balloon payment obligations and was in default of its current interest requirements.

                  The Company has been notified by the Business Loan Center, who made a U.S. Small Business Administration guaranteed loan to Jet-Line of $550,000 in 1994, that it would liquidate the Jet-Line assets, as to which it held a senior security interest. The Company thereafter unsuccessfully disputed the Business Loan Center's position as a senior secured creditor in late 1997. After determining that, among other things, the value of the assets held by it as collateral was negligible, the Company decided to write off the Jet-Line loan as worthless.

NOTE 9:           CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM

                  Pursuant to a Private Placement Offering (the "Offering") dated May 17, 1995, as amended, the Company issued $500,000 of 10% Convertible Notes due December 31, 1996. Expenses in connection with the Offering were $78,427.

                  Each $1,000 Convertible Note entitled the holder to 400 shares of common stock and warrants to purchase 800 shares of common stock at an adjusted exercise price of $.50 per share at any time before December 31, 1998. The exercise price was subsequently reduced to $.125 per share to reflect the current market valuation as determined by management and the exercise date was extended to December 31, 1999. The exercise date was further extended to December 31, 2000.

                  In accordance with the Offering, interest was not payable on the Convertible Notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of Convertible Notes were exchanged for 200,000 shares of Common Stock after the Reverse Split.

NOTE 10: OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

                  Management presently consists of Mr. Drury J. Gallagher and Mr. Robert A. Garrison. Mr. Gallagher had been President of the Company and a stockholder since 1981; he is currently Chairman of the Company. Mr. Garrison was hired in April 1995 to oversee mining and related financing activities, and is currently President. Messrs. Gallagher and Garrison entered into employment agreements with the Company effective July 1, 1995.

                  On January 3, 1997, the Board of Directors of the Company approved the issuance of 1,000,000 shares of its common stock to each of Messrs. Gallagher and Garrison in exchange for $100,000 in accrued salary each plus cancellations of stock options and stock appreciation rights (the "SARs") and personal guarantees up to $500,000. As of December 31, 1999, accrued salary of $162,500 was due to Mr. Gallagher.

NOTE 11:          NON-UNITED STATES WHOLLY-OWNED SUBSIDIARIES/INCOME TAX

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

                  The Company experienced net operating losses since inception. Since the Company is a development stage company and its ability to obtain future earnings is uncertain, no deferred tax asset has been recorded.

NOTE 12:          NET INCOME/(LOSS) PER SHARE

                  Net income/(loss) per share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the diluted earnings per share since the effect would be antidilutive.

NOTE 13:          REVERSE STOCK SPLIT

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

NOTE 14:          TREASURY STOCK

                  As part of the settlement with Eyre and the Parry-Beaumont Trust, 1,000,000 common shares of First Dynasty Mined Ltd. with a market value of $60,000 on October 13, 1999 were exchanged for 1,000,000 previously issued and outstanding common shares of Global Gold Corporation held by Eyre (600,000) and the Parry-Beaumont Trust (400,000).

NOTE 15:          FIRST DYNASTY MINES LTD.

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

                  The Company and GGA, in conjunction with First Dynasty, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the amended Armenian Joint Venture Agreement on September 30, 1997. First Dynasty agreed to advance a maximum of $24,510,000 under the FDM Agreement. All funds advanced by First Dynasty will be advanced to GGA as debt, which is convertible into stock of GGA at First Dynasty's option, or is automatically converted into such stock under certain circumstances, with $24,510,000 equal to 80% of the capital stock of GGA. Upon obtaining 80% of the capital stock of GGA, or upon making aggregate advances of $24,510,000, First Dynasty would be entitled to acquire the remaining 20% of the outstanding capital stock of GA within 18 months after making such total advances, by issuance of 4,000,000 special warrants.

                  On July 24, 1998, First Dynasty and the Company entered into an agreement to accelerate the issuance of the 4,000,000 special warrants. The 4,000,000 special warrants are exchangeable into 4,000,000 common shares of First Dynasty Mines Ltd. at no cost within one year or with the public offering of common shares, whichever comes first. The common shares were valued at 13/64 on the Toronto Stock Exchange or US$.128 on August 31, 1998. For reporting purposes, the shares were discounted 50% for absence of a market for the warrants, lack of trading volume and future dilution. In September 1999, the warrants were exchanged for 4,000,000 shares of First Dynasty Mines Ltd. common stock. As of December 31, 1999, the common shares were valued at C$.0825 per share on the Toronto Stock Exchange and US$.06 on the OTC Bulletin Board and have been classified as available-for-sale securities on the accompanying balance sheet. The Company will retain the right until December 31, 2009 to elect to participate at a level of up to twenty percent with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

                  In connection with the First Dynasty financing, the Company paid a Finder's Fee of 125,000 shares of its common stock to each of Walker Investments Ltd. and Alpine Holdings Ltd. at $.10 per share which approximated fair market value as determined by management at the time.