Form 10QSB
period 2000-03-31
GLOBAL GOLD CORP
filed 2000-08-23
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

/   /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from _________ to _________

                            Commission file 02-69494

                            GLOBAL GOLD CORPORATION
                 (Name of small business issuer in its charter)

DELAWARE                                                              13-3025550
--------                                                              ----------
(State or other jurisdiction of                                    (IRS Employer
 incorporation or organization)                              Identification No.)

        734 FRANKLIN AVENUE, SUITE 383, GARDEN CITY, NEW YORK 11530-4525
     ----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (516) 773-8975

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /. Not applicable.

As of March 31, 2000 there were 4,358,114 Shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes /__/ No /X/.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)




                                TABLE OF CONTENTS

PART I    -  FINANCIAL INFORMATION

Item 1.                    Financial Statements

           Balance Sheet - as of March 31, 2000 .............................  1

           Statement of Income and (Loss) for the three month periods
           ended   March  31,  2000  and  March  31,  1999  and  for  the
           development stage period from January 1, 1995 through
           March 31, 2000....................................................  2

           Statement of Cash Flows - for the periods January 1, 2000 through March 31, 2000 and January 1, 1999 through March 31,
           1999 and the development stage period from
           January 1, 1995 through March 31, 2000 ...........................  3

           Notes to Financial Statement (unaudited)  ........................4-5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operation  ..............................6-7

PART II   -       OTHER INFORMATION

Item 2.    Other information   ..............................................  8


SIGNATURE   .................................................................  9

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (Unaudited)

                                     ASSETS




Cash                                                                      $ 855

Other Assets:
     Investment in First Dynasty Mines, Ltd.
     Common Shares                                                      240,000
                                                                ----------------
TOTAL ASSETS                                                          $ 240,855
                                                                ================






      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $ 56,429


STOCKHOLDERS' EQUITY:
  Common stock $0.001 par, 100,000,000 shares authorized
    4,358,114 shares issued and outstanding                               4,358
  Paid capital - dormant period                                       3,236,602
  Paid capital - development stage                                    1,596,713
  Deficit - dormant period                                           (2,907,648)
  Deficit - development stage                                        (1,789,599)
  Unrealized gain on securities                                          44,000
                                                                 ---------------
    TOTAL STOCKHOLDERS' EQUITY                                          184,426
                                                                 ---------------
                                                                       $ 240,855
                                                                 ===============








                        See notes to financial statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                         STATEMENTS OF INCOME AND (LOSS)
                                   (Unaudited)

                                                                                                              January 1, 1995
                                                                 January 1,            January 1,           (development stage)
                                                                2000 through          1999 through                through
                                                               March 31, 2000        March 31, 1999            March 31, 2000
                                                              -----------------    -------------------         --------------------

 REVENUES                                                                  $ -                    $ -                         $ -
                                                              -----------------    -------------------         --------------------
 EXPENSES:

   Officers' compensation                                                    -                      -                     550,834
   Legal                                                                 3,584                 16,003                     608,787
   Accounting and auditing                                                 600                  7,250                     132,048
   Transfer agent and securities fees                                        -                      -                      12,446
   Proxy costs                                                               -                                             26,555
   Rent                                                                                             -                      54,000
   Office expense                                                        6,402                  7,482                     151,499
   Travel                                                                    -                      -                      43,234
                                                              -----------------    -------------------         --------------------
          TOTAL EXPENSES                                               (10,586)               (30,735)                 (1,579,403)
                                                              -----------------    -------------------         --------------------
 OPERATING (LOSS)                                                      (10,586)               (30,735)                 (1,579,403)
                                                              -----------------    -------------------         --------------------
 OTHER INCOME (EXPENSES)
   Interest and royalty income                                             338                     11                       5,766
   Organization costs                                                        -                      -          -           (4,800)
   Interest Expense                                                          -                      -          -          (15,422)
   Provision for bad debt                                                    -                      -          -         (325,000)
   Write-off investment in Georgia                                           -                      -                           -
     mining interests                                                        -                      -          -         (135,723)
   Gain on sale of interest in                                               -                      -
     Global Gold Armenia                                                     -                      -          -          268,874
                                                              -----------------    -------------------         --------------------
          TOTAL OTHER INCOME (EXPENSES)                                    338                     11                    (206,305)
                                                              -----------------    -------------------         --------------------
 LOSS BEFORE INCOME TAXES                                              (10,248)               (30,724)                 (1,785,708)

   Income taxes                                                            200                   (170)                     (3,891)
                                                              -----------------    -------------------         --------------------
 NET LOSS                                                            $ (10,048)             $ (30,894)               $ (1,789,599)
                                                              -----------------    -------------------         --------------------


 NET LOSS PER SHARE                                                   $ (0.003)              $ (0.007)
                                                             ==================    ===================         =====================


 WEIGHTED AVERAGE SHARES OUTSTANDING                                 3,519,447              4,358,114
                                                              =================     ===================        =====================


 NET LOSS                                                            $ (10,048)             $ (30,894)               $ (1,789,599)

 OTHER COMPREHENSIVE
 GAIN/(LOSS), NET OF TAX

  Unrealized gain on available-
        FOR-SALE SECURITIES                                             44,000                      -                      44,000
                                                              -----------------    -------------------         --------------------
 COMPREHENSIVE

   GAIN/(LOSS)                                                        $ 33,952              $ (30,894)               $ (1,745,599)
                                                             ==================    ===================         =====================


                        See notes to financial statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                         January 1, 1995
                                                            January 1, 2000      January 1, 1999       (development stage)
                                                                through              through                 through
                                                             March 31, 2000       March 31, 1999          March 31, 2000
                                                            ----------------     ---------------       ---------------------


 CASH FLOWS FROM DEVELOPMENT STAGE
       ACTIVITIES:


 Net Loss                                                       $ (10,048)           $ (30,894)             $ (1,789,599)
                                                            ----------------     ---------------       ---------------------
 Adjustments to reconcile net loss
 to net cash used in operating activities:
   Provision for bad debt                                               -                    -                   325,000
   Gain on sale of Armenia mining interests                             -                    -                  (268,874)
   Write-off of mining investment in Georgia                            -                    -         -         135,723
 Decrease (increase) in:
   Organization costs                                                   -                    -                    (9,601)
   Accounts receivable and deposits                                     -                9,287                      (154)
   Accounts payable and accrued expenses                            9,471                7,482                   316,532
                                                            ----------------     ---------------       ---------------------
 NET CASH USED IN OPERATING ACTIVITIES                               (577)             (14,125)               (1,290,973)
                                                            ----------------     ---------------       ---------------------
 CASH FLOW FROM INVESTING ACTIVITIES:

  Proceeds from sale of Armenia mining interests                        -                    -                 1,891,155
  Investment in certain mining
     interests - net of financing                                       -                    -                  (153,494)
   Deferred costs - mining interests                                    -                    -                  (878,858)
                                                            ----------------     ---------------       ---------------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                              -                    -                   858,803
                                                            ----------------     ---------------       ---------------------
 CASH FLOW FROM FINANCING ACTIVITIES:

   Net proceeds from private
     placement offering                                                 -                    -                   421,573
   Warrants exercised                                                   -                    -                       100
                                                            ----------------     ---------------       ---------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                              -                    -                   421,673
                                                            ----------------     ---------------       ---------------------
 NET DECREASE IN CASH                                                (577)             (14,125)                  (10,497)

 CASH - beginning of period                                         1,432               24,623                    11,352
                                                            ----------------     ---------------       ---------------------
 CASH - end of period                                               $ 855             $ 10,498                     $ 855
                                                            ==================   ==================    ======================



 SUPPLEMENTAL CASH FLOW INFORMATION

   Income taxes paid                                               $ (200)               $ 170                   $ 2,483
                                                            ==================   ==================    ======================




   Interest paid                                                      $ -                  $ -                  $ 15,422
                                                            ==================   ==================    ======================




                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS:

         The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-KSB. The results of operations for the three month period ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the full year.

USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

INVESTMENTS:

         At March 31, 2000, investment in securities consisted of common stock of First Dynasty Mind Ltd. classified as available-for-sale and stated at quoted fair value of $240,000. The cost of the securities was $194,000. The unrealized gain as of March 31, 2000 was $44,000 which is shown as a separate component of stockholders' deficit. The change in net unrealized gains on securities during the three months ended March 31, 2000 was an increase in the holding gain of $60,000.

LOSS PER SHARE:

         Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution which could occur if all potentially issuable common shares from stock purchase warrants and options resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at March 31, 2000 and 1999, respectively, would have decreased the loss per share and have been excluded from the calculation.

COMPREHENSIVE  INCOME/(LOSS):

         Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions.

NOTE 2 - STOCKHOLDERS' EQUITY

During the first quarter of 2000, the Company issued 1,000,000 restricted common shares to the Company's Chairman and Chief Executive Officer, Drury J. Gallagher, for accrued salary of $162,500 or $0.1625 per share. Also, 20,000 Common Shares of Global Gold Corporation were distributed in settlement of obligations owed by the defendants in the Eyre Resources lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

THREE MONTHS ENDED MARCH 31, 2000 AND THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS

         During the three-month period ended March 31, 2000, the Company's interest and royalty income was $338, which was more than the $11 for the same period last year.

         The Company's administrative and other expenses for the three month period ended March 31, 2000 were $10,586, which represented a decrease from the amount paid or accrued of $30,735 in the same period last year. The expense decrease was attributable to lower legal fees of $12,419 and reduced accounting expenses of $6,650 due to reduced activity.

         Thus, the Company had a loss of $10,048 for the three-month period ended March 31, 2000, representing a decrease from the loss of $30,804 for the three month period ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, the Company's total assets were $240,855 of which $855 consisted of cash or cash equivalents.

         The Company's plan of operation for calendar year 2000 is:

         (a) to investigate opportunities, and possibly implement operations, in the mineral development and production area; and
         (b) to investigate other business opportunities in the Internet area and possibly implement operations therein.

         The Company needs financing to meet its anticipated monthly administrative expenses of $3,000 (exclusive or accrued officers' compensation), plus additional amounts for legal and accounting costs. The Company anticipates that it might obtain additional financing in 2000 from the holders of its Warrants to purchase 400,000 shares of Common Stock of the Company at an exercise price of $0.125 per share, which expire on December 31, 2000. The Company recently extended the expiration date until December 31, 2000.

If the Warrants were exercised in full, the Company would receive $50,000 in gross proceeds. However, the Company does not believe theat the Warrants will be exercised under existing circumstances and thus does not anticipate receiving any amount from such source, although there can be no assurance of such result.

         In the event that no contemplated financing is obtained through the exercise of the Warrants (which the Company considers highly remote), the Company does not have sufficient financial resources to meet its obligations.

The Company does not intend to engage in any research and developing during 2000 and does not expect to purchase or sell any plant or significant equipment.

         The Company does not expect to hire any additional full-time employees in 2000.

PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

1. In March, 2000, the Company issued 1,000,000 shares of its Common Stock to Drury J. Gallagher, its Chairman and Chief Executive Officer, for accrued salary of $162,500 or $.1625 per share. The shares were issued in reliance upon Section 4 (2) of the Securities Act of 1933, as amended (the "Act"), and Rule 506 of Regulation D promulgated thereunder. The Company believes that Mr. Gallagher is an accredited investor.

2. In March, 2000, the Company issued 10,000 shares of its Common Stock to each of William Van Horn and William Cormack in settlement of the obligations owed to them by Eyre Resources N.L., at a price of $0.10 per share, based on the incurrence of such obligation over about 18 months prior thereto. The shares were issued in reliance upon Section 4
         (2) of the Act and Rule 506 promulgated thereunder. The Company believes that Messrs. Van Horn and Cormack are accredited investors.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


(A)           EXHIBIT           DESCRIPTION
              -------           -----------
                 27             Financial Data Schedule

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed by the registrant during the quarterly period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:    AUGUST 22, 2000                                GLOBAL GOLD CORPORATION

                                                 By:      /s/ Drury J. Gallagher
                                                   -----------------------------
                                             Drury J. Gallagher, Chairman, Chief
                                                           Executive Officer and
                                                     Financial Officer Principal