Form 10QSB
period 2000-06-30
GLOBAL GOLD CORP
filed 2000-09-25
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

As of June 30, 2000 there were 4,368,114 Shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes /__/ No /X/.

                                TABLE OF CONTENTS

PART I   Financial Information

Item 1.  Financial Statements

         Balance Sheet - as of June 30, 2000                                   1

         Statement of Income and (Loss) for the periods April 1, 2000
         through June 30, 2000 and April 1, 1999 through June 30,1999         2a

         Statement of Income and (Loss) for the periods January 1, 2000 through  June 30,  2000 and January 1, 1999  through  June 30,
         1999 and for the development stage period from January 1, 1995
         through June 30, 2000                                                2b

         Statement  of Cash  Flow - for the  periods  January  1,  2000 through  June 30,  2000 and January 1, 1999  through  June 30,
         1999 and the development stage period from
         January 1, 1995 through June 30, 2000                                 3

         Notes to Financial Statements (unaudited)                           4-5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                                    6

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

                                     ASSETS

CURRENT

CASH                                                              $         314
                                                                    ------------

Other Assets

         Investment in First Dynasty Mines, Ltd.
         COMMON SHARES                                                  120,000
                                                                    ------------

  TOTAL ASSETS                                                       $  120,314
                                                                    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

  ACCOUNTS PAYABLE AND ACCRUED EXPENSES                             $    67,634
                                                                      ----------


STOCKHOLDERS' EQUITY - Exhibit C

  Common stock $0.001 par, 100,000,000 shares authorized
    4,358,114 shares issued and outstanding                               4,368

  Paid capital - dormant period                                       3,236,602

  Paid capital - development stage                                    1,597,703

  Deficit - dormant period                                           (2,907,648)

  DEFICIT - DEVELOPMENT STAGE                                        (1,802,345)


  Unrealized gain/(loss) on securities                                  (76,000)


  DEDUCT COST OF TREASURY STOCK                                               -
                                                                    ------------

  SHAREHOLDERS' EQUITY/(DEFICIT)                                         52,680
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $ 120,314
                                                                    ============


                      See Notes to the Financial Statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                         Statement of Income and (Loss)

                                            April 1, 2000          April 1, 1999
                                               through                through
                                            June 30, 2000          June 30, 1999
                                            -------------          -------------

REVENUE                                     $      -                  $      -
                                            -------------          -------------

EXPENSES

  Legal                                            6,119                 14,358

  Accounting and auditing                          5,000                      -

  Transfer agent and securities fees                 156                      -

  Office expense                                   1,376                  9,287
                                            -------------          -------------

OPERATING (LOSS)                            (    12,651)                (23,645)

OTHER INCOME (EXPENSES)

  Interest and royalty income                         -                      12

INCOME/(LOSS) BEFORE
 INCOME TAXES                               (   12,651)                 (26,633)

  INCOME TAXES                                      95                (     170)
                                             ------------            -----------

NET LOSS                                     $( 12,746)                $(23,803)
                                             ============            ===========

NET LOSS
  PER SHARE                                 $(     .003)             $(    .005)
                                             ============            ===========

NET LOSS                                    $  ( 12,746)               $(23,803)


OTHER COMPREHENSIVE
  LOSS, NET OF TAX

 Unrealized gain/(loss) on available-

  FOR-SALE SECURITIES                       $  (104,000)               $      -
                                              -----------            -----------

COMPREHENSIVE

        LOSS                                $  (116,746)               $(23,803)
                                              ===========            ===========






                      See Notes to the Financial Statements

                                       2a





                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                         Statement of Income and (Loss)

                                    January 1, 2000           January 1, 1999         January 1, 1995
                                    through                   through                 (development stage)
                                    JUNE 30, 2000             JUNE 30, 1999           THROUGH JUNE 30, 2000
                                    -------------             -------------           ---------------------

REVENUE                             $         -                  $      -                $        -
                                    -------------             -------------           ---------------------
EXPENSES

 Officers' compensation                       -                         -                   550,834
  Legal                                   9,703                    30,361                   614,906
  Accounting and auditing                 5,600                     7,250                   137,048
  Transfer agent and securities fees        156                         -                    12,602
  Proxy costs                                 -                         -                    26,555
  Rent                                        -                         -                    54,000
  Office expense                          7,778                    16,769                   152,875
  Travel                                      -                         -                    43,234
                                      -------------            -------------            ------------

OPERATING (LOSS)                    (    23,237)               (   54,380)             (  1,592,054)

OTHER INCOME (EXPENSES)

  Interest and royalty income               338                        23                     5,766
  Organization costs                          -                         -               (     4,800)
  Interest Expense                            -                         -               (    15,422)
  Provision for bad debts                     -                         -               (   325,000)
  Write-off investment in Georgia
    mining interests                          -                         -               (   135,723)
  Gain on sale of interest in
    Global Gold Armenia                       -                         -                   268,874

 LOSS BEFORE
 INCOME TAXES                         (  22,899)               (   54,357)             (  1,798,359)

  INCOME TAXES                              105                (      340)             (      3,986)
                                      ---------                -----------             -------------
NET LOSS                             $(  22,794)              $(   54,697)              $(1,802,345)

NET LOSS
  PER SHARE                         $(     .005)              $(     .013)
                                      ==========               ===========

NET LOSS                            $(   22,794)              $(   54,697)              $(1,802,345)
                                      ==========               ===========              ============
OTHER COMPREHENSIVE
GAIN/(LOSS), NET OF TAX
 Unrealized gain/(loss) on available-

  FOR-SALE SECURITIES               $(  60,000)                $        -               $(   76,000)
                                    ----------                  -----------             ------------
COMPREHENSIVE
  LOSS      )                       $(  82,794)               $(   54,697)              $(1,878,345)
                                      =========                   ===========           ============

                      See Notes to the Financial Statements

                                        2b

                                              GLOBAL GOLD CORPORATION
                                           (A Development Stage Company)
                                              Statement of Cash Flow

                                                                                             January 1, 1995
                                            January 1,               January 1,              (development
                                            2000 through             1999 though             stage through
                                            June 30, 2000            June 30, 1999           June 30, 2000)
                                            --------------------     -------------------     ---------------------
CASH FLOW FROM
DEVELOPMENT STAGE
ACTIVITIES:
Net Loss                                          $( 22,794)             $(    54,697)          $(1,802,345)

Adjustments  to reconcile  net income/
(loss) to net cash provided by operating activities:

  Increase (decrease) in:
  Provision for bad debt included
    in net loss                                           -                         -               325,000

  Write-off of mining investment
    in Georgia                                            -                         -               135,723

  Organization costs                                      -                         -           (     9,601)

  Gain on sale of Armenia mining
    interests                                             -                         -           (   268,874)

  Accounts receivable and deposits                        -                    21,406           (       154)

  Accounts payable, accrued

  Expenses and miscellaneous                         21,676                    15,191               328,737
                                               -------------            -------------          -------------
  Net cash (used) by development
    stage activities                           (      1,118)             (     18,100)           (1,291,514)
                                               -------------            -------------          --------------

CASH FLOW FROM INVESTING ACTIVITIES:

 Proceeds from sale of Armenia
    mining interests (net of Note
    Receivable)                                           -                         -             1,891,155

  Investment in certain mining
    interests - net of financing                          -                         -           (   153,494)

  Deferred costs - mining interests                       -                         -           (   878,858)
                                               ------------             --------------            ------------
Net cash provided by Investing
 activities                                               -                         -               858,803
                                               ------------             --------------             ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Net proceeds from private
    placement offering                                    -                         -               421,573
    warrants exercised                                    -                         -                   100
                                              --------------              --------------           -----------
Net cash provided (used) by Financing
 activities                                               -                         -               421,673
                                              --------------              --------------           ------------
NET INCREASE (DECREASE)
  IN CASH                                     (       1,118)               (   18,100)         (     11,038)

CASH - BEGINNING                                      1,432                    24,623                11,352
                                             --------------               --------------           ------------
CASH - END                                  $           314                 $   6,523           $       314
                                             ==============               ==============           =============
SUPPLEMENTAL CASH FLOW INFORMATION
  INCOME TAXES PAID                         $          (105)                $     340           $     2,578
                                             ==============               ==============           ==============
  INTEREST PAID                             $             -                 $       -           $    15,422
                                             ==============               ==============           ==============

                       See Notes to Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2000


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  INTERIM FINANCIAL STATEMENTS:
                  ----------------------------

                  The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-KSB. The results of operations for the three and six month periods ended June 30,2000 are not necessarily indicative of the operating results to be expected for the full year.

                  USE OF ESTIMATES:
                  ----------------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

                  INVESTMENTS:
                  -----------

                  At June 30, 2000, investment in securities consisted of common stock of First Dynasty Mines, Ltd. classified as available-for-sale and stated at quoted fair value of $120,000. The cost of the securities was $196,000. The unrealized loss as of June 30, 2000 was $76,000, which is shown as a separate component of stockholders' deficit. The change in net unrealized loss on securities during the six months ended June 30, 2000 was an increase in the holding loss of $60,000.

                  LOSS PER SHARE:
                  --------------

                  Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution, which could occur if all potentially issuable common shares from stock purchase warrants and options resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at June 30, 2000 and 1999, respectively, would have decreased the loss per share and have been excluded from the calculation.

                  COMPREHENSIVE INCOME/(LOSS):
                  ---------------------------

                  Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions.

NOTE 2:            STOCKHOLDERS' EQUITY

                  During the first quarter of 2000, the Company issued 1,000,000 restricted common shares out of its treasury to the Company's Chairman and Chief Executive Officer, Drury J. Gallagher, for accrued salary of $162,500 or $0.1625 per share. Also, 20,000 Common Shares of Global Gold Corporation were distributed in settlement of obligations owed by the defendants in the Eyre Resources lawsuit.

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

                         SIX MONTHS ENDED JUNE 30, 2000
                       AND SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS

         During the three-month period April 1, 2000 through June 30, 2000, the Company's administrative and other expenses were $12,651 which represented a decrease from the amount paid or accrued of $23,645 in the same period last year. The expense decrease was attributable to lower legal fees of $8,239 and lower office expenses of $7,911 partially offset by increased accounting fees of $5,000.

         During the six-month period ended June 30, 2000, the Company's interest and royalty income was $338, which was more than the $23 for the same period last year.

         The Company's administrative and other expenses for the six-month period ended June 30, 2000 were $23,237, which represented a decrease from the amount paid or accrued of $54,380 in the same period last year. The expense decrease was attributable to lower legal fees of $20,658, office expenses of $8,991 and accounting expenses of $1,650 due to reduced activity.

         Thus, the Company had a loss of $22,794 for the six-month period ended June 30, 2000 representing a decrease from the loss of $54,697 for the six-month period ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company's total assets were $120,314, of which $314 consisted of cash or cash equivalents.

         The Company's plan of operation for calendar year 2000 is:

         (a) to investigate opportunities, and possibly implement operations, in the mineral development and production area; and

         (b) to investigate other investment opportunities in the mineral development and production areas.

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

PART II OTHER INFORMATION

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

2. In March, 2000, the Company issued 10,000 shares of its Common Stock to each of William Van Horn and William Cormack in settlement of the obligations owed to them by Eyre Resources, N.I., at a price of $0.10 per share, based on the incurrence of such obligation over about 18 months prior thereto. The shares were issued in reliance upon Section 4
         (2) of the Act and Rule 506 promulgated thereunder. The Company believes that Messrs. Van Horn and Cormack are accredited investors.

Item 6.           Exhibits and Reports on Form 8-K

1.       EXHIBIT                    DESCRIPTION

         27                         Financial Data Schedule

2.       Reports on Form 8-K
         No reports on Form 8-K were filed by the registrant during the quarterly period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLD CORPORATION
(Registrant)

By:      ______________________________
         Drury J. Gallagher, Chairman, Chief
         Executive Officer and Treasurer