Form 10QSB
period 2000-09-30
GLOBAL GOLD CORP
filed 2000-12-15
CIK 319671

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

/  /     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to __________

                            Commission file 02-69494

                            GLOBAL GOLD CORPORATION
                 (Name of small business issuer in its charter)

DELAWARE                                                        13-3025550
--------                                                        ----------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

734 FRANKLIN AVENUE, SUITE 383, GARDEN CITY, NEW YORK                 11530-4525
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                    Issuer's telephone number (516) 773-8975

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such sorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /. Not applicable.

As of September 30, 2000 there were 4,368,114 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes /  /  No /X/.

                                                             TABLE OF CONTENTS


PART I   FINANACIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Balance Sheet - as of  September 30, 2000                           1

           Statements of Income and Loss for the periods
           July 1, 2000 through September 30, 2000 and
           July 1, 1999 through September 30, 1999                             2

           Statements of Income and Loss for the periods January 1, 2000 through September 30, 2000 and January 1, 1999 through September 30, 1999 and for the development stage period from
           January 1, 1995 through September 30, 2000                         2a

           Statements of Cash Flow - for the periods January 1, 2000 through September 30, 2000 and January 1, 1999 through September 30, 1999 and the development stage period from
           January 1, 1995 through September 30, 2000                          3

           Notes to Financial Statements                                     4-5

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                          6-7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     8
Item 2.  Changes in Securities and Use of Proceeds                             8
Item 3   Default Upon Senior Securities                                        8
Item 4   Submission of Matters to a Vote of Security Holders                   8
Item 5   Other Information                                                     8
Item 6.  Exhibits and Reports on Form 8-K                                      8

SIGNATURE                                                                      9






                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                               September 30, 2000
                                   (Unaudited)



                                     ASSETS

CURRENT ASSETS

Cash                                                                                      $         295
                                                                                           ------------
OTHER ASSETS

    Investment in First Dynasty Mines, Ltd. (Common Shares)
                                                                                                120,000
                                                                                           ------------
                                                                                             $  120,295
                                                                                           ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                                                   $    71,994
                                                                                            ------------

STOCKHOLDERS' EQUITY

    Common stock $0.001 par, 100,000,000 shares authorized 4,368,114 shares
    issued and outstanding                                                                        4,368
    Paid-in capital - dormant period                                                          3,236,602
    Paid-in capital - development stage                                                       1,597,703
    Deficit - dormant period                                                                 (2,907,648)
    Deficit - development stage                                                              (1,806,724)
    Unrealized gains/(loss) on securities                                                       (76,000)
                                                                                            ------------
    Total                                                                                        48,301
    deduct cost of treasury stock                                                                   -0-
                                                                                            ------------
                                                                                                48,301
                                                                                            ------------

                                                                                             $  120,295
                                                                                            ============


                       See notes to financial statements.







                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Statements of Income and Loss


                                                                           July 1, 2000                 July 1, 1999
                                                                             through                       through
                                                                        September 30, 2000           September 30, 1999
                                                                        ------------------           ------------------

REVENUE                                                                        $       -0-                   $       -0-
                                                                                ----------                    ----------
EXPENSES

      Officers' compensation                                                           -0-                           -0-
      Legal                                                                         3,094                         3,041
     Accounting and auditing                                                        1,115
     Transfer agent and securities fees                                                -0-                           -0-
      Proxy costs                                                                      -0-                           -0-
     Rent                                                                              -0-                           -0-
     Office expense                                                                    75                         3,150
     Travel                                                                            -0-                           -0-
                                                                                 ---------                     ---------
OPERATING (LOSS)                                                                   (4,284)                       (6,191)
OTHER INCOME (EXPENSES)
     Interest and royalty income                                                       -0-                           12
     Organization costs                                                                -0-                           -0-
     Interest expense                                                                  -0-                           -0-
     Provision for bad debts                                                           -0-                           -0-
     Write-off investment in Georgia mining interest                                   -0-                           -0-
     Gain on sale of interest in Global Gold Armenia                                   -0-                           -0-
                                                                                 ---------                    ----------
LOSS BEFORE INCOME TAXES                                                           (4,284)                       (6,179)
      Income taxes                                                                    (95)                         (170)
                                                                                 ---------                    ----------
NET LOSS                                                                          $(4,379)                      $(6,349)
                                                                                 =========                    =========
NET LOSS PER SHARE                                                                 $(.001)                       $(.001)
                                                                                 =========                    =========
NET LOSS                                                                          $(4,379)                      $(6,349)
                                                                                 =========                    =========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION                           4,368,114                     4,348,114
                                                                                 =========                    =========
OTHER COMPREHENSIVE GAIN/(LOSS), NET OF TAX
      Unrealized gain/(loss) on available
         For-Sale Securities                                                           -0-                      (16,000)
                                                                                 ---------                    ---------
COMPREHENSIVE  LOSS                                                               $(4,379)                     $(22,349)
                                                                                 =========                    ==========

                       See notes to financial statements.







                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Statements of Income and Loss


                                                                                                           JANUARY 1, 1995
                                                            JANUARY 1, 2000         JANUARY 1, 1999      (DEVELOPMENT STAGE)
                                                               THROUGH                  THROUGH                THROUGH
                                                         SEPTEMBER 30, 2000       SEPTEMBER 30, 1999      SEPTEMBER 30, 2000
                                                         ------------------       ------------------      ------------------

REVENUE                                                      $        -0-             $        -0-            $        -0-
                                                              -----------              -----------             -----------
EXPENSES

     Officers' compensation                                           -0-                      -0-                550,834
     Legal                                                        12,797                   33,402                 618,000
     Accounting and auditing                                       6,715                    7,250                 138,163
     Transfer agent and securities fees                              156                       -0-                 12,602
     Proxy costs                                                     -0-                      -0-                 26,555
     Rent                                                             -0-                      -0-                 54,000
     Office expense                                                7,853                   19,919                 152,950
     Travel                                                           -0-                      -0-                 43,234
                                                              -----------              -----------             ----------
OPERATING (LOSS)                                                 (27,521)                 (60,571)             (1,596,338)
OTHER INCOME (EXPENSES)
     Interest and royalty income                                     338                       35                   5,766
     Organization costs                                               -0-                      -0-                 (4,800)
     Interest expense                                                 -0-                      -0-                (15,422)
     Provision for bad debts                                          -0-                      -0-               (325,000)
     Write-off investment in Georgia mining interest                                                             (135,723)
                                                                      -0-                      -0-
     Gain on sale of interest in Global Gold Armenia
                                                                      -0-                      -0-                268,874
                                                                ---------                ---------                -------
LOSS BEFORE INCOME TAXES                                         (27,183)                 (60,536)             (1,802,643)
     Income taxes                                                     10                     (510)                 (4,081)
                                                                ---------                 ---------            ------------
NET LOSS                                                        $(27,173)                $(61,046)            $(1,806,724)
                                                               ==========               ==========             ===========
NET LOSS PER SHARE                                              $(  .006)               $(   .014)
                                                               ==========               ==========
WEIGHTED AVERAGE NUMBER OF SHARES USED IN COMPUTATION          4,368,114                4,348,114
                                                               ==========               ==========
NET LOSS                                                        $(27,173)                $(61,046)            $(1,806,724)

OTHER COMPREHENSIVE GAIN/(LOSS), NET OF TAX
Unrealized gain/(loss) on available
   For-sale securities                                          $(60,000)                 $16,000                $(76,000)
                                                                 --------               ---------              -----------
COMPREHENSIVE GAIN/(LOSS)                                       $(87,173)                $(77,046)            $(1,882,724)
                                                                 ========               ==========             ===========

                       See notes to financial statements.

                                       2a

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statements of Cash Flow

                                                                                                             January 1, 1995
                                                            January 1, 2000         January 1, 1999        (development stage
                                                                through                  through                 through
                                                          September 30, 2000       September 30, 1999      September 30, 2000)
                                                          ------------------       ------------------      ------------------

CASH FLOW FROM DEVELOPMENT STAGE ACTIVITIES:
Net  Loss                                                           $(27,173)                $(61,046)            $(1,806,724)
Adjustments to reconcile net loss to net
cash provided by operating activities:
    Provision for bad debts included in net loss                          -0-                      -0-                325,000
    Write-off of mining investment in Georgia                             -0-                      -0-                135,723
    Gain on sale of Armenia mining interests                              -0-                      -0-               (268,874)
Changes in assets and liabilities:
    Organization costs                                                    -0-                      -0-                 (9,601)
    Accounts receivable and deposits                                      -0-                  21,612                    (154)
    Accounts payable, accrued expenses and
    Miscellaneous                                                     26,036                   15,953                 333,097
                                                                    --------                 --------               ---------
    NET CASH USED  IN DEVELOPMENT STAGE
    ACTIVITIES                                                     (   1,137)                 (23,481)             (1,291,533)
                                                                    ---------                ---------              ----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of Armenia mining interest
    (net of Note Receivable)
                                                                          -0-                      -0-              1,891,155
    Investment in certain mining interests- net of
    Financing                                                             -0-                      -0-               (153,494)
    Deferred costs - mining interest                                      -0-                      -0-               (878,858)
                                                                    ---------                ---------               ---------
    NET CASH PROVIDED BY INVESTING ACTIVITIES
                                                                          -0-                      -0-                858,803
                                                                    ---------                ---------                -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds from private placement offering
                                                                          -0-                      -0-                421,573
    Warrants exercised                                                    -0-                      -0-                    100
                                                                    ---------                ---------             ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                            -0-                      -0-                 421,673
                                                                    ---------                ---------                -------
NET DECREASE  IN CASH
                                                                      (1,137)                 (23,481)                (11,057)
CASH - beginning                                                       1,432                   24,623                  11,352
                                                                   ---------                ---------                 -------
CASH - end                                                           $   295                  $ 1,142                $    295
                                                                   =========                =========                 =======
SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                               $    (10)                 $   510                $  2,673
                                                                   =========                ==========                =======
    Interest paid                                                  $      -0-               $      -0-                $15,422
                                                                   =========                ==========                =======


                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2000

NOTE 1:            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   INTERIM FINANCIAL STATEMENTS:

                   The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 1999 annual report on Form 10-KSB. The results of operations for the nine month period ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the full year.

                   USE OF ESTIMATES:

                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in these financial statements and accompanying notes. Actual results could differ from those estimates.

                   INVESTMENTS:

                   At September 30, 2000 investment in securities consisted of common stock of First Dynasty Mines, Ltd. classified as available for sale and stated at a quoted fair value of $120,000. The cost of the securities was $196,000. The unrealized loss as of September 30, 2000 was $76,000 which is shown as a separate component of stockholders' deficit.

                   LOSS PER SHARE:

                   Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects potential dilution, which could occur if all potentially issuable common shares from stock purchase warrants and options resulted in the issuance of common stock. In the present position, diluted loss per share is the same as basic loss per share because the inclusion of potentially issuable common shares at September 30, 2000 and 1999, respectively, would have decreased the loss per share and have been excluded from the calculation.

                   COMPREHENSIVE INCOME/(LOSS)

                   Comprehensive income/(loss) provides a measure of overall Company performance that includes all changes in equity resulting from transactions and events other than capital transactions.

NOTE 2:            STOCKHOLDERS' EQUITY

                   During the first quarter of 2000, the Company issued 1,000,000 restricted common shares out of its treasury to the Company's Chairman and Chief Executive Officer, Drury J. Gallagher, for accrued salary of $162,500 or $0.1625 per share. Also, 20,000 common shares of the Company, were distributed in settlement of obligations owed by the defendants in the Eyre Resources lawsuit.

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

                              NINE MONTHS ENDED SEPTEMBER 30, 2000
                            AND NINE MONTHS ENDED SEPTEMBER 30, 1999

                   RESULTS OF OPERATIONS

                       During the three-month period July 1, 2000 through September 30, 2000, the Company's administrative and other expenses were $4,284 which represented a decrease from the amount paid or accrued of $6,179 in the same period last year. The expense decrease was attributable to lower office expenses of $3,075 partially offset by increased accounting fees of $1,115.

                       During the nine month period ended September 30, 2000, the Company's interest and royalty income was $338, which was more than the $35 for the same period last year.

                       The Company's administrative and other expenses for the nine month period ended September 30, 2000 were $27,521, which represented a decrease from the amount paid or accrued of $60,571 in the same period last year. The expense decrease was attributable to lower legal fees of $20,605, office expenses of $12,066 and accounting expenses of $535 due to reduced activity.

                       Thus, the Company had a loss of $27,173 for the nine month period ended September 30, 2000 representing a decrease from the loss of $61,046 for the nine month period ended September 30, 1999.

                       LIQUIDITY AND CAPITAL RESOURCES

                    As of September 30, 2000,  the  Company's  total assets were
                    $120,295,   of  which  $295   consisted   of  cash  or  cash
                    equivalents.

                    The Company's plan of operation for calendar year 2000 is:

                    (a) to investigate opportunities, and possibly implement operations, in the mineral development and production area; and
                    (b) to investigate other investment opportunities in the mineral development and production areas

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

  PART II - OTHER INFORMATION

   Item 1.        Legal Proceedings

                        None

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



   Item 3         Default Upon Senior Securities

                        None

   Item 4         Submission of Matters to a Vote of Security Holders

                        None

   Item 5         Other Information

                        None

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

GLOBAL GOLD CORPORATION


By:_________________________
      Drury J. Gallagher, Chairman,
      Chief Executive Officer and Treasurer