Form 10KSB
period 2000-12-31
GLOBAL GOLD CORP
filed 2001-04-16
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   /X/   15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES
         EXCHANGE ACT OF 1934 (No Fee Required) For the fiscal year ended December 31, 2000

  / /    15, TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

             For the transition period from _________ to _________

                            Commission file 02-69494

                            GLOBAL GOLD CORPORATION
                 (Name of small business issuer in its charter)

    DELAWARE                                          13-3025550
          ------------------------------------------------------------
  (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                     Identification No.)


734 FRANKLIN AVENUE, SUITE 383, GARDEN CITY, NEW YORK       11530-4525
      (Address of principal executive offices)              (Zip Code)


Issuer's telephone number (516) 627-2388

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class              (Name of each exchange on
                                          which registered)
  ------------------------         -----------------------------
           None
  ------------------------         -----------------------------

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

The issuer's revenues for its most recent fiscal year ending December 31, 2000 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was $125,966(1).

As of December 31, 2000 there were 4,368,114 Shares of the registrant's Common Stock outstanding (2).

     (1) The Company's Common Stock is not publicly traded. However, the Board of Directors of the Company determined that the fair market value of the Common Stock was $0.10 per share.

     (2) This number is computed after taking into account the 1 for 10 reverse split of the shares of Common Stock of the Company, effective as of December 31, 1996 (the "Reverse Split").

    ITEM 1         DESCRIPTION OF BUSINESS

 (A)   GENERAL OVERVIEW

         The Company now holds 3,000,000 shares of common stock of First Dynasty Mines, Ltd., a publicly traded Canadian corporation. The Company was previously engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States and has pursued various mining and other business opportunities thereafter, but without consummating any such transactions. The Company is currently in the pre-development stage and has not received any revenues from mining activities as of December 31, 2000 other than such shares of stock and cash previously paid by First Dynasty Mines, Ltd. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company" in the annual reports previously filed by the Company with the Securities and Exchange Commission ("SEC").

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

       (A)   GEORGIAN MINING PROJECT

         As of December 31, 1997, the Company abandoned its pursuit of any mining project in Georgia.

         For a further description of the background concerning the Georgian mining project, an interested person can review the quarterly and annual reports previously filed by the Company with the SEC.

    (B)   RECENT ACTIVITIES

         (a) On October 13, 1999, the Company entered into a settlement agreement with Eyre Resources, N.L. ("Eyre") and The Parry-Beaumont Trust regarding the legal action brought by the Company and the counterclaim asserted by Eyre and The Parry-Beaumont Trust in 1998.

               In the settlement, 600,000 shares of First Dynasty's common stock acquired in connection with First Dynasty's purchase of the Company's 20% interest in GGA were exchanged for 600,000 shares of the Company's Common Stock held by Eyre and 400,000 shares of the Company's Common Stock of First Dynasty were exchanged for 400,000 shares of the Common Stock of the Company held by The Parry-Beaumont Trust.

         (b) On March 15, 2000, the Company issued 1,000,000 restricted shares of the its Common Stock out of its treasury to the Company
               Chairman and Chief Executive Officer Drury J. Gallagher, for accrued salary of $162,500 or $0.1625 per share. Also, 20,000 shares of the Company' Common Stock were distributed in settlement of obligations owed by the defendants on the Eyre Resources lawsuit.

         (c) On October 31, 2000, the Company sold, for $0.005 per share, warrants to purchase 130,000 shares of Common Stock of the Corporation at an exercise price of $0.25 for each share of Common Stock of the warrant, expiring on October 31, 2003, to certain persons in consideration of their prior or current association with the Corporation. On such date, the Company granted warrants to purchase 100,000 shares of the Common Stock of the Company at an exercise price of $0.25 per share subject to each warrant, expiring on October 31, 2003, to each of Drury J. Gallagher and Robert A. Garrison, the Company's President, in consideration of their prior services to the Company.

         (d) The Company's principal activity at present consists of holding the remaining 3,000,000 shares of common stock of First Dynasty, which is traded on the Toronto Stock Exchange and NASDAQ. The closing price of a share of such common stock on December 31, 2000 was U.S. $0.03. As of December 31, 2000, First Dynasty had 150,737,017 shares of common stock issued and outstanding.

         (e) Employees. As of December 31, 2000, the Company had one consultant, who was in charge of the overall business of the Company on a part-time basis, and one consultant who is principally involved in overseeing the Company's proposed mining activities on a part-time basis.

   (C)   SPECIAL CONSIDERATIONS

         The following risk factors should be considered in connection with an evaluation of the business of the Company:

         No Prior Operating History; Failure to File Reports with the SEC

         The Company was incorporated on February 21, 1980, and closed a public offering of the Common Stock in January 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on NASDAQ. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. While the Company filed its Form 10- QSB commencing with the quarter ended March 31, 1995 and each quarter thereafter through and including September 30, 1999 and filed audited financial statements with the Form 10-KSB for calendar year 1994 covering calendar years 1987, 1988, 1989, 1990, 1992, 1993 and 1994, and for calendar years 1995, 1996, 1997, 1998 and
         1999 with the Form 10-KSB filed for each such year, there can be no assurance that the SEC might not assert claims against the Company.

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

         Control of the Company

         Drury J. Gallagher, the Chairman and Chief Executive Officer, and Robert A. Garrison, the President and Chief Operating Officer, currently own 2,108,451 and 1,000,000 shares respectively, or a total of 3,108,451 shares, out of the 4,368,114 shares of the Company's Common Stock issued and outstanding as of December 31, 2000. If Messrs. Gallagher and Garrison act in concert, they control 71% of the issued and outstanding shares of Common Stock of the Company and they will be able to effectively determine the vote on any matter being voted on by the Company's stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company.

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

         A settlement was agreed to on October 13, 1999. In the settlement, 600,000 shares of common stock of First Dynasty were exchanged for 600,000 shares of Common Stock of the Company held by Eyre and 400,000 common shares of First Dynasty were exchanged for 400,000 shares of the Company's Common Stock held by the Parry-Beaumont Trust.

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

PART II

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



         (a) The Company's shares of Common Stock are not publicly traded on any market.

         (b) As of December 31, 2000, there were approximately 1,100 holders of record of shares of the Company's Common Stock.

         (c) The Company did not pay or declare any cash dividends on its shares of Common Stock during its last two fiscal years ended December 31, 1999 and December 31, 2000.

         (d) The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

 ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

         As of December 31, 2000, the Company's total assets were $94,360, of which $4,360 consisted of cash or cash equivalents.

         The Company's plan of operation for calendar year 2001 is:

         (a) to hold the 3,000,000 shares of First Dynasty common stock for investment purposes thereafter; and

         (b) investigate other investment opportunities in the mineral development and production and other areas.

         The  Company   needs   financing  to  meet  its   anticipated   monthly
         administrative expenses of $3,000 (exclusive of officers' compensation), plus additional amounts for legal and accounting costs. Prior to the commencement of the litigation described in Part I, Item 3 hereof, the Company anticipated that it might obtain additional financing in 2000 from the holders of its Warrants. Pursuant to the Offering of $500,000 principal amount of the Convertible Notes of the Company, the Company issued Warrants to purchase 4,000,000 shares of its Common Stock. By virtue of the Reverse Split, the Warrants were converted into Warrants to purchase 400,000 shares of the Company's Common Stock at an exercise price of $0.50 per share and the expiration date extended until December 31, 1997. On December 31, 1997, the Company amended the Warrants to reduce the exercise price to $0.125 per share and to extend the expiration date until

         December 31, 1999, and further extended the expiration date until December 31, 2000. The Warrants expired on December 31, 2000, and none was exercised prior to such date.

         In the event that no contemplated financing is obtained, the Company does not have sufficient financial resources to meet its obligations.

         The Company does not intend to engage in any research and development during 2001 and does not expect to purchase or sell any plant or significant equipment.

         The Company does not expect to hire any additional full-time employees in 2001.

  ITEM 7.       FINANCIAL STATEMENTS

         The audited financial statements, notes thereto and report of independent certified public accountants thereon for the years ended December 31, 2000 and December 31, 1999 are attached hereto as a part of, and at the end of, this report.

  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

               NOT APPLICABLE

PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

          The directors and executive officers of the Company are as follows:

          Name                       Age      Officer

          Drury J. Gallagher         62       Chairman,
                                              Chief Executive Officer, Treasurer
                                              and Director

          Robert A. Garrison         59       President,
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

  ITEM 10.       EXECUTIVE COMPENSATION

   (a) The summary compensation table shown below indicates the cash or accrued compensation paid by the Company as well as other compensation paid or accrued to the Chairman and Chief Executive Officer (the Company's chief executive officer) and the next highest compensated executive officer at December 31, 2000 for services rendered in all capacities during calendar years 2000, 1999 and1998.

SUMMARY COMPENSATION TABLE



 Name and                                     Other Annual  Restricted    Underlying       LTIP     All Other
 Principal Position    Year  Salary  Bonus    Compensation  Stock Awards  Options/SARs(#)  Payout   Compensation on


Drury J. Gallagher,    2000 $162,500  -0-          -0-            -0-          -0-           -0-         -0-
Chairman, Chief        1999  $  -0-   -0-          -0-            -0-          -0-           -0-         -0-
Executive Officer      1998  $112,500 -0-          -0-            -0-          -0-           -0-         -0-
and Treasurer
(the Company's Chief
Executive Officer)


Robert A. Garrison,    2000 $  -0-    -0-          -0-            -0-          -0-           -0-         -0-
President, Chief       1999 $  -0-    -0-          -0-            -0-          -0-           -0-         -0-
Operating Officer      1998 $  -0-    -0-          -0-            -0-          -0-           -0-         -0-
and Secretary



  (b)     Stock Options and Awards

          The Company has no options or awards outstandin under the 1995 Stock Option Plan, and the Company made no grants or awards thereunder during the year ended December 31, 2000.

   (c)    1995 Stock Option Plan

          The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like).

          For a description of the terms of the 1995 Stoc Option Plan, and the tax consequences thereunder, an interested person can review the annual reports previously filed by the Company with the SEC.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  (a) Set forth below is information as of December 31, 2000 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's Common Stock:




                      Name and Address of      Number of
  Title of Class      Beneficial Owner         Shares(1)     Percent of Class
  --------------      -------------------      -----------   -------------------
   Common             Drury J. Gallagher       2,208,451(2)     47.0(2)
                      107 Eakins Road
                      Manhasset, NY 11030

   Common             Robert A. Garrison       1,100,000(3)     23.4(3)
                      44 Lords Highway East
                      Weston, CT 06883

          (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 2000. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 2000 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

          (2) This amount includes 100,000 shares of common stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher. See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Gallagher. Mr. Gallagher disclaims any beneficial interest in the 20,000 shares of the Company's Common Stock acquired by Francis L. Gallagher, Jr. (Mr. Gallagher's brother), as Trustee of the Drury
               J. Gallagher Trust F/B/O Children dated March 1, 1985.

          (3) This amount includes 100,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Mr. Garrison.

               See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Garrison.

       (b)Set forth below is information as of December 31, 2000 pertaining to ownership of the Company's Common Stock by all directors and executive officers of the Company:


                      Name and Address of      Number of
  Title of Class      Beneficial Owner         Shares(1)     Percent of Class
  --------------      -------------------      -----------   -------------------
   Common             Drury J. Gallagher       2,208,451(2)     47.0(2)
                      107 Eakins Road
                      Manhasset, NY 11030

   Common             Robert A. Garrison       1,100,000(3)     23.4(3)
                      44 Lords Highway East
                      Weston, CT 06883
                                              -----------   -------------------
                              Total            3,308,451        70.4

        (b) As of December 31, 2000, except as described in Item 12 hereof, there were no arrangements in effect which may result in a change of control of the Company, after taking into account the effects of the Restructuring Agreements discussed above.

------------------
            (1) For purposes of this table, a person o group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 2000. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 2000 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

            (2) This amount includes 100,000 shares of common stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher. See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Gallagher.

                    Mr. Gallagher disclaims any beneficial interest in the 20,000 shares of the Company's Common Stock acquired by Francis L. Gallagher, Jr. (Mr. Gallagher's brother), as Trustee of the Drury J. Gallagher Trust F/B/O Children dated March 1, 1985.

           (3) This amount includes 100,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Mr. Garrison.

                    See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Garrison.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  (A)     Transactions with Officers

          On January 3, 1997, the Board of Directors of the Company approved the transfer of 1,000,000 shares of its Common Stock (computed after the Reverse Split) to each of Messrs. Gallagher and Garrison in exchange for (a) in Mr. Gallagher's case, the cancellation of $100,000 in accrued salary and the cancellation of his stock options and stock appreciation rights (the "SARs") which, under certain circumstances, could have resulted in the issuance to him of up to 37,500 shares of the Company's Common Stock (computed after the Reverse Split), and (b) in Mr. Garrison's case, the cancellation of $100,000 of accrued salary, the cancellation of his options to buy 75,000 shares of the Company's Common Stock and the cancellation of his SARs. The Company made such transfers to reward each of them for their efforts to secure financing for the Company and/or the Armenian mining project, for maintaining the Company's existence in the face of the Company' potential insolvency, and to increase their proprietary stake as the day-to- day management of the Company at the request of prospective investment bankin firms and potential investors with whom the Company was then seeking to obtai funding.

          On March 15, 2000, the Company issued 1,000,000 restricted shares of its Common Stock out of its treasury to the Company Chairman and Chief Executive Officer, Drury J. Gallagher, for accrued salary of $162,500 at a price of $0.1625 per share.

          On October 31, 2000 the Company granted warrant to purchase 100,000 shares of its Common Stock to each of Messrs. Gallaghe and Garrison at an exercise price of $0.25 for each share of common stock o the Company subject to each warrant, expiring on October 31, 2003.

   ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K

         1.    The  following  documents  are  filed  as part  of  this  report:
               Financial Statements of the Company, including reports of independent certified public accountants, Balance Sheets, Statements of Income, Statements of Stockholders Equity, Statements of Cash Flow and Notes to Financial Statements: as at and for the periods ended December 31, 2000 and December 31, 1999.

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

GLOBAL GOLD CORPORATION
(Registrant)

      BY:   /S/ DRURY J. GALLAGHER
                ------------------
                Drury J. Gallagher,
                Chairman, Chief Executive
                Officer and Treasurer

  Dated:         April 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    NAME                     TITLE                                DATE


/S/ DRURY J. GALLAGHER       Chairman, Executive Officer,         April 12, 2001
    ----------------------   Treasurer and DirectoR (Principal
    Drury J. Gallagher       Chief Executive and Financial Officer)






/S/ ROBERT A. GARRISON      President, Chief Operating            April 12, 2001
    ----------------------  Officer, Secretary and Director
    Robert A. Garrison

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                              Financial Statements

                                December 31, 2000


                                                                     Page

         Independent Auditors' Reports                                F-1

         Balance Sheet                                                F-2

         Statements of Operations                                     F-3

         Statement of Changes in Stockholders Equity                  F-4

         Statements of Cash Flows                                     F-5

         Notes to Financial Statements                                F-6 - F-14

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Global Gold Corporation

     We have audited the accompanying balance sheet of Global Gold Corporation (a development stage enterprise) as of December 31, 2000 and the related statements of operations and cash flows for the year ended December 31, 2000 and 1999 and for the period from January 1, 1995 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, changes in stockholder's equity and cash flows for the period January 1, 1995 to December 31, 2000 include amounts for the period January 1, 1995 to December 31, 1998 and for each of the years in the four-year period ending December 31, 1998, which were audited by other auditors whose report included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for the period January 1, 1995 through December 31, 1998, is based solely on the report of the other auditors.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Gold Corporation as of December 31, 2000 and the results of its operations and its cash flows for the year ended December 31, 2000 and 1999 and for the period from January 1, 1995 through December 31, 2000 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a, to the financial statements, the Company incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan, with respect to these matters are also described in
Note 2a to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                                /s/ Feldman Sherb  & Co., P.C.
                                                    Feldman Sherb  & Co., P.C.
                                                    Certified Public Accountants

March 31, 2001
New York, New York

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2000


 ASSETS

Cash                                                          $           4,360

Other Assets:
     Investment in First Dynasty Mines, Ltd.                             90,000
                                                                ----------------
                                                              $          94,360
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          81,577
                                                                ----------------



STOCKHOLDERS' EQUITY:
     Common stock $0.001 par, 100,000,000 shares authorized
         4,368,114 shares issued and outstanding                          4,368
     Additional paid-in capital                                       4,834,955
     Deficit accumulated during the  development stage               (4,720,540)
     Unrealized gain on investment                                     (106,000)
                                                                ----------------

         TOTAL STOCKHOLDERS' EQUITY                                      12,783
                                                                ----------------
                                                              $          94,360
                                                                ================








                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS



                                                                                                    January 1, 1995
                                                                           Years Ended                  through
                                                                           December 31,               December 31,
                                                             ----------------------------------
                                                                  2000              1999                  2000
                                                             --------------   -----------------   --------------------
                                                                                                        (Note 1)
 REVENUES                                                    $           -    $              -    $                 -
                                                             --------------   -----------------   --------------------

 EXPENSES:

       Selling, general and admistrative                            15,109              30,107                752,889
       Compensation                                                      -                   -                550,834
       Legal fees                                                   18,490              63,093                623,693
       Write-off investment in Georgia
           mining interests                                              -                   -                135,723
       Gain on sale of interest in
           Global Gold Armenia                                           -                   -               (268,874)
       Miscellaeous other                                             (258)                626                 18,627
                                                             --------------   -----------------   --------------------
               TOTAL EXPENSES                                      (33,341)            (93,826)            (1,812,892)
                                                             --------------   -----------------   --------------------

 NET LOSS                                                  $       (33,341) $          (93,826) $          (1,812,892)
                                                             --------------   -----------------   --------------------
 NET LOSS PER SHARE-BASIC AND DILUTED                      $        (0.009) $           (0.022) $              (0.556)
                                                             ==============   =================   ====================
 WEIGHTED AVERAGE SHARES OUTSTANDING                             3,519,447           4,348,114              3,259,646
                                                             ==============   =================   ====================

 NET LOSS                                                  $       (33,341) $          (93,826) $          (1,812,892)

 OTHER COMPREHENSIVE LOSS:

 Unrealized loss on available-
       FOR-SALE SECURITIES                                         (90,000)            (16,000)              (106,000)
                                                             --------------   -----------------   --------------------
 COMPREHENSIVE LOSS                                        $      (123,341) $         (109,826) $          (1,918,892)
                                                             ==============   =================   ====================





                        See notes to financial statements

                            GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                                                                            Deficit
                                                                          Accumulated
                                           Common Stock       Additional   During the                   Unrealized        Total
                                           --------------     Paid-in      Development    Treasury      Loss on        Stockholder's
                                           Shares   Amount    Capital        Stage          Stock       Investment        Equity
                                        --------- --------  ----------- -------------    ---------      ----------     -------------
 Balance from February 21, 1980
      to December 31, 1994 (Note 1)     898,074  $ 89,807 $ 3,147,693   $(2,907,648)         -            $   -        $  329,852

  Adjustment for the restatement of
    par value                                 -   (88,909)     88,909             -          -                                  -

  Issuance of stock for acquisition of
    Eyre Resources, N.L               1,000,000     1,000     849,000                                        -            850,000

  Proceeds received from
    private placement                   200,000       200     421,373                                                     421,573

     Net loss                                 -         -           -      (361,345)         -               -           (361,345)
                                     ---------- ---------   ---------  --------------     ------         -------        ------------
 Balance at Decemeber 31, 1995        2,098,074     2,098   4,506,975    (3,268,993)         -               -          1,240,080

     Warrants exercised                     100                   100                                                         100

     Net loss                                                              (668,577)                                     (668,577)
                                     ---------- ---------   ----------  ------------      -------        -------        ------------
 Balance at December 31, 1996         2,098,114    2,098    4,507,075    (3,937,570)         -              -             571,603

     Issuance of common stock         2,250,000    2,250      222,750                                                     225,000

     Net loss                                 -        -            -      (690,747)         -               -           (690,747)
                                     ---------- ---------   ----------  ------------      -------        -------        ------------
 Balance at December 31, 1997        4,348,114     4,348    4,729,825    (4,628,317)         -               -            105,856

     Net income                                                              34,944                                        34,944
                                     ---------- ---------   ----------  ------------      -------        -------        ------------
 Balance at December 31, 1998        4,348,114     4,348    4,729,825    (4,593,373)         -               -            140,800

   Changes in unrealized loss on
     securities available for sale           -         -            -             -          -            (16,000)        (16,000)

     Purchase of treasury stock              -         -            -             -       (60,000)              -         (60,000)

     Net loss                                -         -            -       (93,826)            -               -         (93,826)
                                     ---------- ---------   ----------  ------------      -------        ---------      ------------
 Balance at December 31, 1999        4,348,114     4,348    4,729,825    (4,687,199)      (60,000)        (16,000)        (29,026)

     Changes in unrealized loss on
       securities available for sale                                                                      (90,000)        (90,000)

     Issuance of common stock in
       connection with settlement       20,000        20        1,980                                                       2,000

     Cancellation of treasury stock (1,000,000    (1,000)     (59,000)                     60,000                               -

     Settlement of accrued salary    1,000,000     1,000      161,500                                                     161,500

     Sale of warrants                                             650                                                         650

     Net loss                                -         -            -       (33,341)                                      (33,341)
                                     ---------- ---------   ----------  ------------      --------       ---------      ------------
    Balance at December 31, 2000     4,368,114    $4,368   $4,834,955  $ (4,720,540)             -      $(106,000)      $  12,783
                                     ========== =========   ==========  ============      ========       =========      ============


                       See notes to financial statements

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS





                                                                    Years Ended           January 1, 1995
                                                                    December 31,             through
                                                            ---------------------------     December 31,
                                                                2000           1999            2000
                                                            ------------   ------------   ----------------
                                                                                              (Note 1)


 CASH FLOWS FROM DEVELOPMENT STAGE
       ACTIVITIES:

       Net Loss                                             $   (33,341)   $   (93,826)   $    (1,812,892)
                                                            ------------   ------------   ----------------
       Adjustments  to  reconcile  net  loss
            to  net  cash  used  in  operating activities:
                Provision for bad debt                                -              -            325,000
                Gain on sale of Armenia mining interests              -              -           (268,874)
                Write-off of mining investment in Georgia             -              -         -  135,723
       Decrease (increase) in:
           Organization costs                                         -              -             (9,601)
           Accounts receivable and deposits                           -         33,347               (154)
           Accounts payable and accrued expenses                 35,619         37,288            342,680
                                                            ------------   ------------   ----------------
 NET CASH USED IN OPERATING ACTIVITIES                            2,278        (23,191)        (1,288,118)
                                                            ------------   ------------   ----------------

 CASH FLOW FROM INVESTING ACTIVITIES:
       Proceeds from sale of Armenia mining interests                 -              -          1,891,155
       Investment in certain mining
           interests - net of financing                               -              -           (153,494)
       Deferred costs - mining interests                              -              -           (878,858)
                                                            ------------   ------------   ----------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                            -              -            858,803
                                                            ------------   ------------   ----------------
 CASH FLOW FROM FINANCING ACTIVITIES:
       Net proceeds from private
           placement offering                                         -              -            421,573
       Sale of warrants                                             650                               650
       Warrants exercised                                             -              -                100
                                                            ------------   ------------   ----------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                          650              -            422,323
                                                            ------------   ------------   ----------------
 NET DECREASE IN CASH                                             2,928        (23,191)            (6,992)

 CASH - beginning of period                                       1,432         24,623             11,352
                                                            ------------   ------------   ----------------
 CASH - end of period                                     $       4,360  $       1,432  $           4,360
                                                            ============   ============   ================

 SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid during the year for:

           Income taxes paid                              $           -  $         675  $           2,683
                                                            ============   ============   ================
           Interest paid                                  $           -  $           -  $          15,422
                                                            ============   ============   ================
       Non-cash financing and investing activities:

           Settlement of accrued salary                   $     162,500  $           -  $         162,500
                                                            ============   ============   ================
           Issusance of stock in connection with
                settlememt                                $       2,000  $           -  $           2,000
                                                            ============   ============   ================


                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION

                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.       ORGANIZATION AND BUSINESS

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

         The accompanying financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation through December 31, 2000.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A.    BASIS OF  PRESENTATION  -. These  financial  statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues while incurring costs in excess of $1,800,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operation. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from its investment in First Dynasty Mines Ltd. or other future projects. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

         B. USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         C. FAIR VALUE OF FINANCIAL INSTRUMENTS - The Company's financial includes cash, marketable securities and accounts payable. The Company believes that the carrying amounts of these accounts are reasonable estimates of their fair value because of the short-term nature of such instruments.

         D. NET LOSS PER SHARE - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

         E. STOCK BASED COMPENSATION - the Company accounts for employee stock transactions in accordance with APB Opinion No. 25,
               "Accounting  For Stock  Issued to  Employees".  The  Company  has
               adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation". The Company accounts for all stock transactions other than with employees in accordance with SFAS No. 123, based on their fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

         F. COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distribution to owners.

         G. INCOME TAXES - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

         H. MARKETABLE SECURITIES - The Company's available for sale securities consist of certain equity securities not classified as trading securities nor as securities to be held-to-maturity. Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method.

               Declines in fair value on individual available for sale securities below their cost that are other than temporary would result in the write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

         I. NEW ACCOUNTING STANDARD - In December, 1999, the United States Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB No.101"), "Revenue Recognition in Financial Statements". (The implementation date of SAB No.101, was subsequently amended by SAB No.101A and SAB No.101B.) Under SAB No.101 additional guidance on revenue recognition criteria and related disclosure requirements are required. Implementation of SAB No.101 is required no later than the than the fourth fiscal quarter of fiscal years beginning after December 15, 1999, but is effective retroactively to the beginning of that fiscal period (per SAB No.101B). Company management has evaluated the standard and the reporting implications thereof, and has determined that there will not be a significant impact on the Company's operating results.

3.       ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

         Pursuant to the Asset Purchase Agreement dated June 1995, the Company acquired from Eyre Resources N.L., an Australian corporation, all of its potential interest in its Armenian gold mining project (Note 4) and all of Eyre's potential interest in its Georgia gold and copper mining project (Note 5).

         In January 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust, a Singapore trust, and Kevin Parry, individually, in the United States District Court for the Southern District of New York, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

         The defendants denied such claims  and  asserted  counterclaims against
         the Company and Drury J. Gallagher,    Chairman and Robert A. Garrison,
         President.

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

         In March 2000, an additional 20,000 shares of common stock were issued to Eyre Resources, N.L as a final settlement of obligations resulting from the lawsuit.

4.       ARMENIAN JOINT VENTURE AGREEMENT

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

         An agreement was entered into with First Dynasty Mines Ltd. on July 24, 1998, transferring the Company's interest in AGRC in exchange for 4,000,000 Special Warrants exchangeable at no cost into common shares of First Dynasty. In 1998 the Company recognized a gain of $268,874 in the exchange.

5.       GEORGIAN AGREEMENT

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

6.       NOTE RECEIVABLE

         In April 1993, the Company held a note receivable from Jet-Line Environmental Services, Inc. for $300,000 bearing interest at prime plus 2.0%.

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

7.       PRIVATE PLACEMENT MEMORANDUM

         Pursuant to a Private Placement Offering (the "Offering") dated May 17, 1995, as amended, the Company issued $500,000 of 10% Convertible Notes due December 31, 1996. Expenses in connection with the Offering were $78,427.

         Each $1,000 Convertible Note entitled the holder to 400 shares of common stock and warrants to purchase 800 shares of common stock at an adjusted exercise price of $.50 per share at any time before December 31, 1998. The exercise price was subsequently reduced to $.125 per share to reflect the current market valuation as determined by management and the exercise date was extended to December 31, 1999. The exercise date was further extended to December 31, 2000 at which time the warrants expired.

         In accordance with the Offering, interest was not payable on the Convertible Notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of Convertible Notes were exchanged for 200,000 shares of Common Stock after the Reverse Split.

8.       OFFICERS' COMPENSATION,  INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION
         RIGHTS

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

         In March 2000, the Company paid Mr. Gallagher accrued salary from prior years of $162,500 by issuing 1,000,000 shares of its common stock.

9.       INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2000, the Company had net deferred tax assets of $750,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

          The following table illustrates the source and status of the Company's major deferred tax assets:
             Net operating loss carryforward                          $ 750,000
             Valuation allowance                                       (750,000)
                                                                      ----------
             Net deferred tax asset recorded                          $       -
                                                                      ==========

          The provision for income taxes for year ended December 31, 2000 and 1999 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                             2000       1999
                                                          ---------   --------

             Income tax benefit computed at statutory rate $(11,000)  $(32,000)
             Tax benefit not recognized                      11,000     32,000
                                                          ---------   ---------
             Provision for income taxes                    $      -   $      -
                                                          =========   =========

          The Company has net operating loss carry forwards for tax purposes of approximately $1,874,000 at December 31, 2000 expiring in the years 2003 to 2020. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code), which resulted in more than a 50 percent change in ownership.

10.      STOCKHOLDER'S EQUITY

         REVERSE STOCK SPLIT - The Company filed its Certificate of Amendment to the Certificate of Incorporation with respect to a 1 for 10 reverse split with the Delaware Secretary of State on December 31, 1996. Such step was taken by the written consent of the holders of a majority of the Company's issued and outstanding shares of common stock.

         TREASURY STOCK - As part of the settlement with Eyre and the Parry-Beaumont Trust, 1,000,000 common shares of First Dynasty Mined Ltd. with a market value of $60,000 on October 13, 1999 were exchanged for 1,000,000 previously issued and outstanding common shares of Global Gold Corporation held by Eyre (600,000) and the Parry-Beaumont Trust (400,000)

         On March 15, 2000, the Company issued 1,000,000 restricted common shares out of its treasury to the Company's Chairman and Chief Executive Officer, Drury Gallagher, for accrued salary of $162,500 or $0.1625 per share.

11.      STOCK WARRANTS

         Issuances of stock warrants and their outstanding balances as of December 31, 2000 and 1999 are as follows:


                                                                   Weighted Ave.
                                                                     Exercise
                                                    Warrants          Price
                                                 -------------    --------------
            Balance at December 31, 1998              400,000            $0.125
            Granted                                         -                 -
                                                 -------------    --------------
            Balance at December 31, 1999              400,000            $0.125
            Granted                                   200,000            $0.250
            Sold                                      130,000            $0.250
            Expired                                  (400,000)          ($0.125)
                                                 -------------    --------------
            Balance at December 31, 2000              330,000            $0.250
                                                 -------------    --------------



         The following is additional information related to the Company's warrants as of December 31, 2000:


                                     Remaining       Ave.        Weighted
          Exercise  Outstanding      Contractual     Exercise    Exercisable
          Price     Warrants         Ave. Life       Price       Warrants

          $0.25     330,000          2               $0.25       330,000

12.      FIRST DYNASTY MINES, LTD.

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

         In October 1999, as noted in Note 10, the Company reacquired 1,000,000 shares of its outstanding common stock in exchange for 1,000,000 shares of First Dynasty Mines Ltd. As a result, total stock of First Dynasty Mines Ltd. owned by the Company amounted to 3,000,000 shares. The Company has classified its investment as available-for-sale securities on the accompanying balance sheet. At December 31, 2000, the shares, based on market value quotations, were valued at $90,000.

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