Form 10QSB
period 2001-03-31
GLOBAL GOLD CORP
filed 2001-05-22
CIK 319671

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

                    Issuer's telephone number (516) 627-2388

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

As of March 31, 2001 there were 4,368,114 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes /  /  No /X/.

                                                             TABLE OF CONTENTS


PART I   FINANACIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Balance Sheet - as of March 31, 2001                                1

           Statements of Income and Loss for the periods January 1, 2001 through March 31, 2001 and January 1, 2000 through

           March 31, 2000 and for the  development  stage period from
           January 1, 1995 through March 31, 2001                              2

           Statements of Cash Flow - for the periods January 1, 2001 through March 31, 2001 and January 1, 2000 through
           March 31, 2000 and the  development  stage  period  from
           January 1, 1995 through March 31, 2001                             3

           Notes to Financial Statements                                     4-5

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operation                                          5-7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     7
Item 2.  Changes in Securities and Use of Proceeds                             7
Item 3   Default Upon Senior Securities                                        7
Item 4   Submission of Matters to a Vote of Security Holders                   7
Item 5   Other Information                                                     7
Item 6.  Exhibits and Reports on Form 8-K                                    7-8

SIGNATURE                                                                      9

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS

Cash                                                              $         380
                                                                    ------------
OTHER ASSETS

    Investment in First Dynasty Mines, Ltd. (Common Shares)
                                                                        135,000
                                                                    ------------
                                                                      $ 135,380
                                                                    ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

CURRENT LIABILITIES
    Accounts payable and accrued expenses                           $    86,327
                                                                    ------------

STOCKHOLDERS' EQUITY

    Common stock $0.001 par, 100,000,000 shares authorized 4,368,114 shares
    issued and outstanding                                                4,368
    Paid-in capital - dormant period                                  4,834,955
    Deficit - development stage                                      (4,729,270)
    Unrealized gains/(loss) on securities                               (61,000)
                                                                    ------------
    Total                                                                49,053
                                                                    ------------

                                                                      $ 135,380
                                                                    ============




                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Statements of Income and Loss


                                                                                                           JANUARY 1, 1995
                                                            JANUARY 1, 2001         JANUARY 1, 2000      (DEVELOPMENT STAGE)
                                                               THROUGH                  THROUGH                THROUGH
                                                            March 31, 2001          March 31, 2000         March 31, 2001
                                                         ------------------       ------------------      ------------------

REVENUE                                                      $        -0-             $        -0-            $        -0-
                                                              -----------              -----------             -----------
EXPENSES

     Officers' compensation                                           -0-                      -0-                550,834
     Legal                                                         3,655                    3,584                 627,348
     Selling General & Administrativ                               5,075                    7,002                 757,964
                                                              -----------              -----------             ----------
     Total Expemses                                                8,730                   10,586               1,936,146

OPERATING (LOSS)                                                 ( 8,730)                 (10,586)             (1,936,146)
OTHER INCOME (EXPENSES)

     Write-off investment in Georgia mining interest                  -0-                      -0-               (135,723)
     Gain on sale of interest in Global Gold Armenia                  -0-                      -0-                268,874
     Miscellaneous                                                    -0-                     538                 (18,627)
                                                              ------------             ----------             ------------

Net Loss                                                         ( 8,730)                 (10,048)             (1,821,622)

New Loss Per Share                                                 $(.00)                   $(.00)                  $(.55)


Weighted Average Number of Shares Used In Computation          4,368,114                4,368,114               3,303,401

Net Loss                                                        $( 8,730)                $(10,048)            $(1,821,622)

Other Comprehensive Gain / (Loss), net of Tax
Unrealized gain/(loss) on available for Sale Securities           45,000                   44,000                 (61,000)
                                                              ------------             ----------             ------------

Comprehensive Gain / (Loss)                                      $36,270                  $33,952              $(1,882,622)
                                                              ============             ==========             ============




                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statements of Cash Flow


                                                                                                             January 1, 1995
                                                            January 1, 2001         January 1, 2000        (development stage
                                                                through                  through                 through
                                                             March 31, 2001          March 31, 2000           March 31, 2001
                                                          ------------------       ------------------      ------------------


CASH FLOW FROM DEVELOPMENT STAGE ACTIVITIES:
Net  Loss                                                            $(8,730)                $(10,048)            $(1,821,622)
Adjustments to reconcile net loss to net
cash provided by operating activities:
    Provision for bad debts included in net loss                          -0-                      -0-                325,000
    Write-off of mining investment in Georgia                             -0-                      -0-                135,723
    Gain on sale of Armenia mining interests                              -0-                      -0-               (268,874)
Changes in assets and liabilities:
    Organization costs                                                    -0-                      -0-                 (9,601)
    Accounts receivable and deposits                                      -0-                      -0-                   (154)
    Accounts payable, accrued expenses and
    Miscellaneous                                                      4,750                    9,471                 347,430
                                                                    --------                 --------               ---------
    NET CASH USED  IN DEVELOPMENT STAGE
    ACTIVITIES                                                    (   3,980)                   (  577)             (1,292,098)
                                                                    ---------                ---------              ----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of Armenia mining interest
    (net of Note Receivable)
                                                                          -0-                      -0-              1,891,155
    Investment in certain mining interests- net of
    Financing                                                             -0-                      -0-               (153,494)
    Deferred costs - mining interest                                      -0-                      -0-               (878,858)
                                                                    ---------                ---------               ---------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                             -0-                      -0-                858,803
                                                                    ---------                ---------                -------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds from private placement offering                          -0-                      -0-                421,573
    Sale of Warrants                                                      -0-                      -0-                    650
    Warrants exercised                                                    -0-                      -0-                    100
                                                                    ---------                ---------             ----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                             -0-                      -0-                422,323
                                                                    ---------                ---------                -------
NET DECREASE  IN CASH                                                 (3,980)                    (577)                (10,972)

CASH - beginning                                                       4,360                    1,432                  11,352

CASH - end                                                          $    380                   $  855                $    380
                                                                    ============            ==========              =========

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                               $    -0-                 $  (200)                 $ 2,683
                                                                   =========                ==========                =======
    Interest paid                                                  $     -0-               $      -0-                 $15,422
                                                                   =========                ==========                =======

    Non Cash Financing
    Accrued Salary Settlement                                      $     -0-             $   162,500                 $162,500
                                                                   ---------              ------------              ---------
    Issuance of Stock Commission                                   $     -0-             $     2,000                 $  2,000



                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2001

NOTE 1:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               INTERIM FINANCIAL STATEMENTS:

               The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 annual report on Form 10-KSB. The results of operations for the three month period ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the full year.


               INVESTMENTS:

               At March 31, 2001 investment in securities consisted of common stock of First Dynasty Mines, Ltd. classified as available for sale and stated at a quoted fair value of $135,000. The cost of the securities was $196,000. The unrealized loss as of March 31, 2001 was $61,000 which is shown as a separate component of stockholders' deficit.




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

                        THREE MONTHS ENDED MARCH 31, 2001
                      AND THREE MONTHS ENDED MARCH 31, 2000

               RESULTS OF OPERATIONS

               During the three-month period January 1, 2001 through March 31, 2001, the Company's administrative and other expenses were $8,730 which represented a decrease from the amount paid or accrued of $10,586 in the same period last year. The expense decrease was attributable to lower office expenses of $1,856.


               Thus, the Company had a loss of $8,730 for the three month period ended March 31, 2001 representing a decrease from the loss of $10,048 for the three month

                         LIQUIDITY AND CAPITAL RESOURCES

               As of March 31, 2001, the Company's total assets were $135,380, of which $380 consisted of cash or cash equivalents.

                    The Company's plan of operation for calendar year 2001 is:

                    (a) to investigate opportunities, and possibly implement operations, in the mineral development and production area; and
                    (b) to investigate other investment opportunities in the mineral development and production areas

               The Company needs financing to meet its anticipated monthly administrative expenses of $3,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. The Company anticipates that it might obtain additional financing in 2001 from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2003. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus it does not anticipate that any amount thereof will be exercised, although there can be no assurance of such result.

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

                        None

   Item 3         Default Upon Senior Securities

                        None

   Item 4         Submission of Matters to a Vote of Security Holders

                        None

   Item 5         Other Information

                        None

    Item 6.       Reports on Form 8-K Exhibits and Reports on Form 8-K



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