Form 10KSB
period 2001-12-31
GLOBAL GOLD CORP
filed 2002-04-15
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

/X/    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT OF 1934 (No Fee Required) For the fiscal year ended December 31, 2001

/  /   TRANSITION REPORT  UNDER SECTION 13  OR  15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (No Fee Required)

             For the transition period from _________ to _________

                            Commission file 02-69494

                            GLOBAL GOLD CORPORATION
                 (Name of small business issuer in its charter)

Delaware                                    13-3025550
------------------------------------------------------
(State or other jurisdiction of             (IRS Employer
 incorporation or organization)             Identification No.)

734 Franklin Avenue, Suite 383, Garden City, New York       11530-4525
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No / /.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/.

The issuer's revenues for its most recent fiscal year ending December 31, 2001 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days was $125,966(1).

As of December 31, 2001 there were 4,368,114 Shares of the registrant's Common Stock outstanding (2).

---------------

 (1) The Company's Common Stock is not publicly traded. However, the Board of Directors of the Company determined that the fair market value of the Common Stock was $0.10 per share.

 (2) This number is computed after taking into account the 1 for 10 reverse split of the shares of Common Stock of the Company, effective as of December 31, 1996 (the "Reverse Split").

ITEM 1   DESCRIPTION OF BUSINESS

    (1)  GENERAL OVERVIEW

         The Company now holds 3,000,000 shares of common stock of First Dynasty Mines, Ltd., a publicly traded Canadian corporation. The Company was previously engaged in the development of a gold mining project in Armenia, a member of the Commonwealth of Independent States and has pursued various mining and other business opportunities thereafter, but without consummating any such transactions. The Company is currently in the pre-development stage and has not received any revenues from mining activities as of December 31, 2001 other than such shares of stock and cash previously paid by First Dynasty Mines, Ltd. Prior thereto, the Company did not engage in any substantial business activities, except as described in the section 1(D) entitled "Prior History of the Company" in the annual reports previously filed by the Company with the Securities and Exchange Commission ("SEC").



    (2)  ARMENIAN MINING PROJECT

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

    (3)  GEORGIAN MINING PROJECT

         As of December 31, 1997, the Company abandoned its pursuit of any mining project in the country of Georgia.

         For a further description of the background concerning the Georgian mining project, an interested person can review the quarterly and annual reports previously filed by the Company with the SEC.

    (4)  RECENT ACTIVITIES

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

         (b) On March 15, 2000, the Company issued 1,000,000 restricted shares of its Common Stock out of its treasury to the Company's Chairman and Chief Executive Officer Drury J. Gallagher, for accrued salary of $162,500 or $0.1625 per share. Also, 20,000 shares of the Company's Common Stock were distributed in settlement of obligations owed by the defendants on the Eyre Resources lawsuit.

         (c) On October 31, 2000, the Company issued warrants to purchase, for $0.005 per share subject thereto, 130,000 shares of Common Stock of the Corporation at an exercise price of $0.25 for each share of Common Stock of the Corporation subject to each warrant, expiring on October 31, 2003, to certain persons in consideration of their prior or current association with the Corporation. On such date, the Company issued warrants to purchase 100,000 shares of the Common Stock of the Company at an exercise price of $0.25 per share subject to each warrant, expiring on October 31, 2003, to each of Drury J. Gallagher and Robert A. Garrison, the Company's President, in consideration of their prior services to the Company.

         (d) The Company's principal activity at present consists of holding the remaining 3,000,000 shares of common stock of First Dynasty, which is traded on the Toronto Stock Exchange and NASDAQ. The closing price of a share of such common stock on December 31, 2001 was U.S. $0.025. As of December 31, 2001, First Dynasty had 146,237,008 shares of common stock issued and outstanding.

         (e) Employees. As of December 31, 2001, the Company had one consultant, who was in charge of the overall business of the Company on a part-time basis, and one consultant who is principally involved in overseeing the Company's proposed mining activities on a part-time basis.

    (5)  SPECIAL CONSIDERATIONS

         The following risk factors should be considered in connection with an evaluation of the business of the Company:

         No Prior Operating History; Failure to File Reports with the SEC

         The Company was incorporated on February 21, 1980, and closed a public offering of the Common Stock in January 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on NASDAQ. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. While the Company filed its Form 10-QSB commencing with the quarter ended March 31, 1995 and each quarter thereafter through and including September 30, 2001 and filed audited financial statements with the Form 10-KSB for calendar year 1994 covering calendar years 1987, 1988, 1989, 1990, 1992, 1993 and 1994, and for calendar years 1995, 1996, 1997, 1998,
         1999 and 2000 with the Form 10-KSB filed for each such year, there can be no assurance that the SEC might not assert claims against the Company.

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

         Failure to Satisfy NASDAQ Listing Rules

         Without increases in assets and capital surplus, the Company may not be eligible to have its securities traded on NASDAQ. Moreover, regulations issued by NASDAQ have increased the thresholds that have to be met in order for a security to be traded initially on the NASDAQ Small Cap and National Markets, which may adversely affect the Company's ability to have its Common Stock traded on the NASDAQ Small Cap or National Markets. Furthermore, the Company could experience difficulties in commencing the trading of its securities on NASDAQ. If the Company is unable to have its securities traded on NASDAQ, its securities will continue to be eligible for trading on the OTC Bulletin Board, although the market for shares of the Company's Common Stock may be reduced, and hence, the liquidity of the shares of Common Stock and/or the Warrants may be reduced. Moreover, recent regulations adopted for the trading of securities may adversely affect the eligibility of the Company's Common Stock for trading on the OTC electronic bulletin board.

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

         Control of the Company

         Drury J. Gallagher, the Chairman and Chief Executive Officer, and Robert A. Garrison, the President and Chief Operating Officer, currently own 2,108,451 and 1,000,000 shares respectively, or a total of 3,108,451 shares, out of the 4,368,114 shares of the Company's Common Stock issued and outstanding as of December 31, 2001. If Messrs. Gallagher and Garrison act in concert, they control 71% of the issued and outstanding shares of Common Stock of the Company and they will be able to effectively determine the vote on any matter being voted on by the Company's stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company.

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

    (b) As of December 31, 2001, there were approximately 1,100 holders of record of shares of the Company's Common Stock.

    (c) The Company did not pay or declare any cash dividends on its shares of Common Stock during its last two fiscal years ended December 31, 2000 and December 31, 2001.

    (d) The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         As of December 31, 2001, the Company's total assets were $88,880, of which $13,880 consisted of cash or cash equivalents.

         The Company's plan of operation for calendar year 2002 is:

           (a)      to  hold  the  3,000,000  shares  of  First  Dynasty  common
                    stock  for  investment   purposes thereafter; and

           (b) investigate other investment opportunities in the mineral development and production and other areas.

           The Company needs financing to meet its anticipated monthly administrative expenses of $3,000 (exclusive of officers' compensation), plus additional amounts for legal and accounting costs. The Company considered that it might obtain additional financing in 2001 from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2003. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus it does not anticipate that any amount thereof will be exercised, although there can be no assurance of such result.

           In the event that no contemplated financing is obtained, the Company does not have sufficient financial resources to meet its obligations.

           The Company does not intend to engage in any research and development during 2002 and does not expect to purchase or sell any plant or significant equipment.

           The Company does not expect to hire any additional full-time employees in 2002.

   ITEM 7. FINANCIAL STATEMENTS

           The audited financial statements, notes thereto and reports of independent certified public accountants thereon for the fiscal years of the Company ended December 31, 2001 and December 31, 2000 (by Feldman Sherb & Co., P.C.) are attached hereto as a part of, and at the end of, this report.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    NOT APPLICABLE

   PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

           The directors and executive officers of the Company are as follows:

           Name                       Age   Officer
           Drury J. Gallagher         63    Chairman, Chief Executive Officer,
                                            Treasurer and Director

           Robert A. Garrison         60    President, Chief Operating Officer,
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


ITEM 10. EXECUTIVE COMPENSATION

    (a) The summary compensation table shown below indicates the cash or accrued compensation paid by the Company as well as other compensation paid or accrued to the Chairman and Chief Executive Officer (the Company's chief executive officer) and the next highest compensated executive officer at December 31, 2001 for services rendered in all capacities during calendar years 2001, 2000 and 1999.

SUMMARY COMPENSATION TABLE



Name and                                                        Other Annual   Restricted        Underlying  LTIP  All Other
Principal Position       Year   Salary     Bonus  Compensation  Stock Awards   Options/SARs(#)   Payout            Compensation
----------------------  ------- ---------  ------ ------------  -------------  ---------------  ------------ ----- --------------

Drury J. Gallagher      2001    $     -0-     -0-         -0-            -0-           -0-           -0-       -0-      -0-
Chairman, Chief         2000    $162,500      -0-         -0-            -0-           -0-           -0-       -0-      -0-
Executive Officer       1999    $     -0-     -0-         -0-            -0-           -0-           -0-       -0-      -0-
and Treasurer
(the Company's Chief
Executive Officer)


Robert A. Garrison      2001    $     -0-     -0-         -0-            -0-           -0-           -0-       -0-      -0-
President, Chief        2000    $     -0-     -0-         -0-            -0-           -0-           -0-       -0-      -0-
Operating Officer       1999    $     -0-     -0-         -0-            -0-           -0-           -0-       -0-      -0-
and Secretary

(b)            Stock Options and Awards

               The Company has no options or awards outstanding under the 1995 Stock Option Plan, and the Company made no grants or awards thereunder during the year ended December 31, 2001.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Set forth below is information as of December 31, 2001 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's Common Stock:





                   Name and Address of     Number of
 Title of Class    Beneficial Owner        Shares(1)       Percent of Class
 ---------------   -------------------   ------------      --------------------
 Common            Drury J. Gallagher     2,208,451(2)     47.0(2)
                   107 Eakins Road
                   Manhasset, NY 11030

 Common            Robert A. Garrison     1,100,000(3)     23.4(3)
                   44 Lords Highway East
                   Weston, CT 06883

                (1) For  purposes of this table,  a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 2001. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 2001 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

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

(b) Set forth below is information as of December 31, 2001 pertaining to ownership of the Company's Common Stock by all directors and executive officers of the Company:

                         Name and Address of     Number of
         Title of Class  Beneficial Owner        Shares(1)     Percent of Class
         --------------  -------------------  ------------     -----------------
         Common          Drury J. Gallagher    2,208,451(2)         47.0(2)
                         107 Eakins Road
                         Manhasset, NY 11030


         Common          Robert A. Garrison    1,100,000(3)         23.4(3)
                         44 Lords Highway East
                         Weston, CT 06883
                                             ----------------     ----------
                           Total               3,308,451            70.4

------------------
                  (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 2001. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 2001 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

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

                 (3)This amount includes 100,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Mr. Garrison.

                    See Item 12(A) hereof for a description pertaining to the acquisition of 1,000,000 shares of the Company's Common Stock by Mr. Garrison.





(c) As of December 31, 2001, there were no arrangements in effect which may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     On March 15, 2000, the Company issued 1,000,000 restricted shares of its Common Stock out of its treasury to the Company's Chairman and Chief Executive Officer, Drury J. Gallagher, for accrued salary of $162,500 at a price of $0.1625 per share.

     On October 31, 2000 the Company granted warrants to purchase 100,000 shares of its Common Stock to each of Messrs. Gallagher and Garrison at an exercise price of $0.25 for each share of common stock of the Company subject to each warrant, expiring on October 31, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  1. The following documents are filed as part of this report: Financial Statements of the Company, including reports of independent certified public accountants, Balance Sheets, Statements of Income, Statements of Stockholders Equity, Statements of Cash Flow and Notes to Financial
     Statements: as at and for the periods ended December 31, 2001 and December 31, 2000.

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

Dated:   April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                       Title                                Date
-------------------------  ----------------------------------   -------------
/s/ Drury J. Gallagher     Chairman, Chief Executive Officer,   April 15, 2002
----------------------     Treasurer and Director (Principal
    Drury J. Gallagher     Executive and Financial Officer)


/s/ Robert A. Garrison     President, Chief Operating           April 15, 2002
----------------------     Officer, Secretary and Director
     Robert A. Garrison

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                              Financial Statements

                                December 31, 2001

                                                                     Page

Independent Auditors' Reports                                        F-1

Balance Sheet - as of December 31, 2001                              F-2

Statements of Operations - for the years ended                       F-3
December 31, 2001 and 2000 and the development stage period January 1, 1995 through December 31, 2001

Statement of Changes in Stockholders Equity - for the years          F-4
ended December 31, 2001 and 2000 and the development stage period January 1, 1995 through December 31, 2001

Statement of Cash Flows - for the years ended                        F-5
December 31, 2001 and 2000 and the development stage period January 1, 1995 through December 31, 2001

Notes to Financial Statements                                        F-6 to F-15

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Global Gold Corporation

         We have audited the accompanying balance sheet of Global Gold Corporation (a development stage enterprise) as of December 31, 2001 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and for the period from January 1, 1995 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, changes in stockholder's equity (deficit) and cash flows for the period January 1, 1995 to December 31, 2001 include amounts for the period January 1, 1995 to December 31, 1998 and for each of the years in the four-year period ending December 31, 1998, which were audited by other auditors whose report included an explanatory paragraph describing conditions that raise substantial doubt about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for the period January 1, 1995 through December 31, 1998, is based solely on the report of the other auditors.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Gold Corporation as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from January 1, 1995 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans, with respect to these matters are also described in Note 2a to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                                /s/ Feldman Sherb  & Co., P.C.
                                                    ----------------------------
                                                    Feldman Sherb  & Co., P.C.
                                                    Certified Public Accountants
March 26, 2002
New York, New York

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                DECEMBER 31, 2001


                                     ASSETS

Cash                                                          $          13,880

Investment in First Dynasty Mines, Ltd.                                  75,000
                                                                ----------------
                                                              $          88,880
                                                                ================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          82,211
     Due to related parties                                              35,718
                                                                ----------------
                                                                        117,929
                                                                ----------------

STOCKHOLDERS' DEFICIT:
     Common stock $0.001 par, 100,000,000 shares authorized
         4,368,114 shares issued and outstanding                          4,368
     Additional paid-in capital                                       4,834,955
     Deficit accumulated during the  development stage               (4,747,372)
     Other comprehensive loss                                          (121,000)
                                                                ----------------
         TOTAL STOCKHOLDERS' DEFICIT                                    (29,049)
                                                                ----------------
                                                              $          88,880
                                                                ================








                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS




                                                                          Years Ended                January 1, 1995
                                                                         December 31,                   through
                                                                -------------------------------       December 31,
                                                                    2001              2000                2001
                                                                --------------    -------------    --------------------
                                                                                                         (Note 1)
 REVENUES                                                    $              -  $             -  $                    -
                                                                --------------    -------------    --------------------

 EXPENSES:
        Selling, general and administrative                            19,300           15,109                 772,189
        Legal fees                                                      7,602           18,490                 631,295
        Compensation                                                        -                -                 550,834
        Write-off of investment in Georgia
             mining interests                                               -                -                 135,723
        Gain on sale of interest in
             Global Gold Armenia                                            -                -                (268,874)
        Miscellaneous other                                               (70)            (258)                 18,557
                                                                --------------    -------------    --------------------
                  TOTAL EXPENSES                                      (26,832)         (33,341)             (1,839,724)
                                                                --------------    -------------    --------------------
 NET LOSS                                                    $        (26,832) $       (33,341) $           (1,839,724)
                                                                --------------    -------------    ====================
 NET LOSS PER SHARE-BASIC AND DILUTED                        $          (0.01) $         (0.01)
                                                                ==============    =============
 WEIGHTED AVERAGE SHARES OUTSTANDING                                4,368,114        4,362,470
                                                                ==============    =============



                        See notes to financial statements

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

             STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)

                                                                          Deficit
                                                                         Accumulated                          Total
                                          Common Stock       Additional  During the            Other          Stockholder's  Compre-
                                         ------------------    Paid-in    Development Treasury Comprehensive  Equity         hensive
                                          Shares     Amount   Capital      Stage        Stock    Loss         (Deficit)      Loss
                                         ---------  -------  -----------  ------------  -------  ---------    ------------ ---------
 Balance from February 21, 1980
        to December 31, 1994 (Note 1)      898,074    $89,807  $3,147,693  $(2,907,648) $    -   $      -     $  329,852

     Adjustment for the restatement of
        par value                                -    (88,909)     88,909            -       -          -              -

     Issuance of stock for acquisition of Eyre
        Resources, N.L.                  1,000,000      1,000     849,000            -       -          -        850,000

     Proceeds received from private
        placement                          200,000        200     421,373            -       -          -        421,573

     Net loss                                    -          -           -     (361,345)      -          -       (361,345)
                                         ---------    -------  -----------  ----------  -------  ---------    ----------  ----------
 Balance at December 31, 1995            2,098,074      2,098   4,506,975   (3,268,993)      -          -      1,240,080

     Warrants exercised                         40          -         100            -       -          -            100

     Net loss                                    -          -           -     (668,577)      -          -       (668,577)
                                         ---------    -------  -----------  ----------  -------  ---------      --------- ----------
 Balance at December 31, 1996            2,098,114      2,098   4,507,075   (3,937,570)      -          -        571,603

     Issuance of common stock            2,250,000      2,250     222,750            -       -          -        225,000

     Net loss                                    -          -           -     (690,747)      -          -       (690,747)
                                         ---------    -------  -----------  ----------  -------  ---------    ----------  ----------
 Balance at December 31, 1997            4,348,114      4,348   4,729,825   (4,628,317)      -          -        105,856

     Net income                                                                 34,944                            34,944
                                         ---------  -------  -----------  ----------  -------  ---------      ----------  ----------
 Balance at December 31, 1998            4,348,114      4,348   4,729,825   (4,593,373)      -          -        140,800

     Purchase of treasury stock                  -         -           -            - (60,000)         -        (60,000)

     Unrealized loss on investment               -         -           -            -       -    (16,000)       (16,000)    (16,000)

     Net loss                                    -         -           -      (93,826)      -          -        (93,826)    (93,826)
                                         ---------   -------  -----------  ----------  -------  ---------     ----------  ----------
 Balance at December 31, 1999            4,348,114     4,348   4,729,825   (4,687,199)(60,000)   (16,000)       (29,026)   (109,826)
                                                                                                                         ==========

     Issuance of common stock in connection
        with settlement                     20,000        20       1,980            -       -          -          2,000

     Cancellation of treasury stock     (1,000,000)   (1,000)    (59,000)           -  60,000          -              -

     Settlement of accrued salary        1,000,000     1,000     161,500            -       -          -        162,500

     Sale of warrants                            -         -         650            -       -          -            650

     Unrealized loss on investment               -         -           -            -       -    (90,000)       (90,000)    (90,000)

     Net loss                                    -         -           -     (33,341)       -           -        (33,341)   (33,341)
                                           ---------  -------  -----------  ----------  -------  ---------    ----------  ----------
 Balance at December 31, 2000            4,368,114     4,368   4,834,955  (4,720,540)       -    (106,000)        12,783   (123,341)
                                                                                                                          ==========
     Net loss                                    -         -           -     (26,832)       -           -        (26,832)   (26,832)

     Unrealized loss on investment               -         -           -           -        -     (15,000)       (15,000)   (15,000)
                                         ---------   -------  ----------  ----------      -------  ---------  ----------  ----------
 Balance at December 31, 2001            4,368,114  $  4,368  $4,834,955 $(4,747,372)  $    -   $(121,000) $     (29,049) $ (41,832)
                                         =========   =======  ==========  ==========      ======= =========    ========== ==========

                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

                                                                            Years Ended             January 1, 1995
                                                                            December 31,                through
                                                                      ---------------------------     December 31,
                                                                          2001           2000            2001
                                                                      ------------   ------------   ----------------
                                                                                                        (Note 1)
 CASH FLOWS FROM DEVELOPMENT STAGE
       ACTIVITIES:
       Net Loss                                                     $     (26,832) $     (33,341) $      (1,839,724)
                                                                      ------------   ------------   ----------------
       Adjustments to reconcile net loss to net cash used in operating activities:
                Provision for bad debt                                          -              -            325,000
                Gain on sale of Armenia mining interests                        -              -           (268,874)
                Write-off of mining investment in Georgia                       -              -         -  135,723
       Changes in assets and liabilities:
           Organization costs                                                   -              -             (9,601)
           Accounts receivable and deposits                                     -              -               (154)
           Accounts payable and accrued expenses                           22,852         35,619            365,532
                                                                      ------------   ------------   ----------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (3,980)         2,278         (1,292,098)
                                                                      ------------   ------------   ----------------
 CASH FLOW FROM INVESTING ACTIVITIES:
       Proceeds from sale of Armenia mining interests                           -              -          1,891,155
       Investment in certain mining                                                                               -
           interests - net of financing                                         -              -           (153,494)
       Deferred costs - mining interests                                        -              -           (878,858)
                                                                      ------------   ------------   ----------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                                      -              -            858,803
                                                                      ------------   ------------   ----------------

 CASH FLOW FROM FINANCING ACTIVITIES:
       Net proceeds from private
           placement offering                                                   -              -            421,573
       Advances from related party                                         13,500                            13,500
       Sale of warrants                                                         -            650                650
       Warrants exercised                                                       -              -                100
                                                                      ------------   ------------   ----------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                 13,500            650            435,823
                                                                      ------------   ------------   ----------------
 NET INCREASE IN CASH                                                       9,520          2,928              2,528

 CASH - beginning of period                                                 4,360          1,432             11,352
                                                                      ------------   ------------   ----------------
 CASH - end of period                                               $      13,880  $       4,360  $          13,880
                                                                      ============   ============   ================

 SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid during the year for:
           Income taxes paid                                        $           -  $           -  $           2,683
                                                                      ============   ============   ================
           Interest paid                                            $           -  $           -  $          15,422
                                                                      ============   ============   ================
       Non-cash financing and investing activities:
           Settlement of accrued salary                             $           -  $     162,500  $         162,500
                                                                      ============   ============   ================
           Issuance of stock in connection with
                settlememt                                          $           -  $       2,000  $           2,000
                                                                      ============   ============   ================

                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


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

         The accompanying financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation through December 31, 2001.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.    Basis of  Presentation  -. These  financial  statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues while incurring costs in excess of $1,800,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operations. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from its investment in First Dynasty Mines Ltd. or other future projects. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

         i.    New Accounting Standards

                  - In July  2001,  the  Financial  Accounting  Standards  Board
                    issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after December 31, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of December 31, 2001, the Company had no unamortized goodwill.

                  - In August 2001,  the Financial  Accounting  Standards  Board
                    ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No.144 will be effective for fiscal years beginning after December 15, 2001.

                    The most  significant  changes  made by SFAS No. 144 are (1)
                    goodwill is removed from its scope and therefore, it eliminates the requirements of SFAS 121 to allocate goodwill to long lived assets to be tested for impairment, and (2) it describes a probability-weighted cash flow estimation approach to apply to situations in which alternative course of action to recover the carrying amount of long lived assets are under consideration or a range is estimated for the amount of possible future cash flows.

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

7.       DUE TO RELATED PARTIES

         Due to related parties of $35,718 represents non-interest bearing advances from officers/stockholders of the Company.

8.       PRIVATE PLACEMENT MEMORANDUM

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

9.       INCOME TAXES

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2001, the Company had net deferred tax assets of $760,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

          The following table illustrates the source and status of the Company's major deferred tax assets:

             Net operating loss carryforward           $                747,000
             Valuation allowance                                       (747,000)
                                                       -------------------------
             Net deferred tax asset recorded           $                      -
                                                       =========================


          The provision for income taxes for year ended December 31, 2001 and 2000 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                                                                       2000
                                                                            2001
                                                                        -----------------      ---------------------
             Income tax benefit computed at statutory rate             $    (9,000)           $       (11,000)
             Tax benefit not recognized                                      9,000                     11,000
                                                                        -----------------      ---------------------
             Provision for income taxes                                $           -          $           -
                                                                        =================      =====================

          The Company has net operating loss carry forwards for tax purposes of approximately $1,868,000 at December 31, 2001expiring in the years 2004 to 2021. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code), which resulted in more than a 50 percent change in ownership.

10.       STOCKHOLDER'S EQUITY

          a. Reverse stock split - The Company filed its Certificate of Amendment to the Certificate of Incorporation with respect to a 1 for 10 reverse split with the Delaware Secretary of State on December 31, 1996. Such step was taken by the written consent of the holders of a majority of the Company's issued and outstanding shares of common stock.

          b. Treasury stock - As part of the settlement with Eyre and the Parry-Beaumont Trust, 1,000,000 common shares of First Dynasty Mined Ltd. with a market value of $60,000 on October 13, 1999 were exchanged for 1,000,000 previously issued and outstanding common shares of Global Gold Corporation held by Eyre (600,000) and the Parry-Beaumont Trust (400,000)

                  On March 15, 2000, the Company issued 1,000,000 restricted common shares out of its treasury to the Company's Chairman and Chief Executive Officer, Drury Gallagher, for accrued salary of $162,500 or $0.1625 per share.

          c.      Stock Warrants

                  On October 31, 2000, the Company sold, for $0.005 per share, warrants to purchase 130,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, expiring on October 31, 2003.

                  On October 31, 2000, the Company granted warrants to purchase 100,000 shares of the Common Stock of the Company at an exercise price of $0.25 per share, expiring on October 31, 2003, to each of Drury J. Gallagher, the Company's Chairman and Robert A. Garrison, the Company's President, in consideration of their prior services to the Company.

                  Issuances of stock warrants and their outstanding balances as of December 31, 2001 and 2000 are as follows:

                                                               Weighted
                                                               Average
                                                               Exercise
                                                Warrants       Price
                                            -------------    --------------
                 Balance at December 31, 1999   400,000            $0.125
                 Granted                        200,000            $0.250
                 Sold                           130,000            $0.250
                 Expired                       (400,000)          ($0.125)
                                             -----------    --------------
                 Balance at December 31, 2000   330,000            $0.250
                 Granted                              -                 -
                 Sold                                 -                 -
                 Expired                              -                 -
                                            ------------    --------------
                 Balance at December 31, 2001   330,000            $0.250
                                            ------------    --------------


                  The following is additional information related to the Company's warrants as of December 31, 2001

                                                   Weighted      Weighted
                                                   Average       Average
                 Exercise Price  Outstanding       Remaining     Exercise     Exercisable
                                  Warrants         Contractual   Price        Warrants
                                                   Life
                 --------------  -----------       -----------   --------     ----------
                    $0.25         330,000           1.83          $0.25         330,000

         d.       Stock Options And Awards

                  The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The Company has no options or awards outstanding under the 1995 Stock Option Plan, and the Company made no grants or awards thereunder during the years ended December 31, 2001 and 2000.

11.      FIRST DYNASTY MINES, LTD.

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

         In October 1999, as noted in Note 10, the Company reacquired 1,000,000 shares of its outstanding common stock in exchange for 1,000,000 shares of First Dynasty Mines Ltd. As a result, total stock of First Dynasty Mines Ltd. owned by the Company amounted to 3,000,000 shares. The

         Company has classified its investment as available-for-sale securities on the accompanying balance sheet. At December 31, 2001, the shares, based on market value quotations, were valued at $75,000.

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