Form 10QSB
period 2001-06-30
GLOBAL GOLD CORP
filed 2002-04-16
CIK 319671

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

As of June 30, 2001 there were 4,368,114 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes /  /  No /X/.

                                  TABLE OF CONTENTS


PART I   FINANACIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Balance Sheet - as of June 30, 2001                               1

           Statements of Operation for the three months ended
           June 30, 2001 and June 30, 2000                                   2a

           Statements of Operation for the six months ended
           June 30, 2001 and June 30, 2000, and for development stage
           period from January 1, 1995 through June 30, 2001                 2b

           Statements  of Cash  Flows - for the  periods three months ended June 30, 2001  and June 30, 2000 and the  development
           stage period  from January 1, 1995 through June 30, 2001          3

           Notes to Financial Statements                                     4

Item 2. Management's Discussion and Analysis or Plan of operation            5-6

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     7
Item 2.  Changes in Securities and Use of Proceeds                             7
Item 3   Default Upon Senior Securities                                        7
Item 4   Submission of Matters to a Vote of Security Holders                   7
Item 5   Other Information                                                     7
Item 6.  Exhibits and Reports on Form 8-K                                      7

SIGNATURE                                                                      8

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                                  Balance Sheet
                                 June 30, 2001
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS

Cash                                                               $        305

Investment in First Dynasty Mines, Ltd                                  105,000
                                                                    ------------
                                                                   $    105,305
                                                                    ============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Accounts payable and accrued expenses                          $     73,137
    Due to related parties                                               22,218
                                                                    ------------
                                                                         95,355
                                                                    ------------
STOCKHOLDERS' DEFICIT
    Common stock $0.001 par, 100,000,000 shares authorized
       4,368,114 shares issued and outstanding                            4,368
    Paid-in capital - dormant period                                  4,834,955
    Deficit - development stage                                      (4,738,373)
    Other comprehensive loss                                            (91,000)
                                                                    ------------
    TOTAL STOCKHOLDERS  DEFICIT                                           9,950
                                                                    ------------

                                                                   $    105,305
                                                                    ============

                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                   Statements of Operation and Comprehensive Loss



                                                                Three Months Ended June 30,
                                                             -------------------------------------
                                                                    2001                    2000
                                                             ------------              -----------

REVENUE                                                      $        -0-             $        -0-
                                                              -----------              -----------
EXPENSES

     Selling General and Administrative                            7,185                    6,627
     Legal                                                         1,918                    6,119
     Officers' compensation                                           -0-                      -0-
                                                              -----------              -----------
     Total Expemses                                                9,103                   12,746
                                                              -----------              -----------
OPERATING (LOSS)
OTHER INCOME (EXPENSES)

     Write-off investment in Georgia mining interest                  -0-                      -0-
     Gain on sale of interest in Global Gold Armenia                  -0-                      -0-
     Miscellaneous                                                    -0-                      -0-
                                                              ------------             ----------

Net Loss                                                     $   ( 9,103)             $   (12,746)
                                                              ------------             ----------
Net Loss Per Share                                           $     (.00)              $      (.00)
                                                              ------------             ----------

Weighted Average Number of Shares Used In Computation          4,368,114                4,365,257
                                                              ============             ==========

Net Loss                                                     $   ( 9,103)             $   (12,746)

Other Comprehensive Loss, net of Tax
Unrealized loss on available for Sale Securities                 (30,000)                (104,000)
                                                              ------------             ----------
Comprehensive  Loss                                          $  ( 39,103)             $ ( 116,746)
                                                              ============             ==========



                      See notes to financial statements.

                                       2a

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                  Statements of Operation and Comprehensive Loss





                                                                   Six Months Ended June 30,               JANUARY 1, 1995
                                                            --------------------------------------             THROUGH
                                                                    2001                     2000           June 30, 2001
                                                            ------------          ----------------        ------------------

REVENUE                                                      $        -0-             $        -0-            $        -0-
                                                              -----------              -----------             -----------
EXPENSES

     Selling General and Administrative                           12,260                   13,061                 764,149
     Legal                                                         5,573                    9,703                 629,266
     Officers' compensation                                           -0-                      -0-                550,834
                                                              -----------              -----------             ----------
     Total Expenses                                              (17,833)                 (22,794)             (1,945,249)

OTHER INCOME (EXPENSES)
     Write-off investment in Georgia mining interest                  -0-                      -0-               (135,723)
     Gain on sale of interest in Global Gold Armenia                  -0-                      -0-                268,874
     Miscellaneous                                                    -0-                      -0-                (18,627)
                                                              ------------             ----------             ------------
Net Loss                                                         (17,833)                 (22,794)             (1,830,725)
                                                              ------------             ----------             ------------
Net Loss Per Share                                           $      (.00)             $     $(.01)
                                                              ------------             ----------

Weighted Average Number of Shares Used In Computation          4,368,114                4,356,733
                                                              ------------             ----------


Net Loss                                                     $   (17,833)             $   (22,794)            $(1,830,725)

Other Comprehensive Loss, net of Tax
Unrealized loss on available for Sale Securities                  15,000                  (60,000)                (91,000)
                                                              ------------             ----------             ------------
Comprehensive Loss                                           $    (2,833)             $   (82,794)            $(1,921,725)
                                                              ============             ==========             ============


                       See notes to financial statements.


                                       2b

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                             Statements of Cash Flow




                                                                                                             January 1, 1995
                                                                                                           (Development stage)
                                                                    Six Months Ended June 30,                    through
                                                                 2001                     2000                June 30, 2001
                                                          ------------------       ------------------      ------------------


CASH FLOW FROM DEVELOPMENT STAGE ACTIVITIES:

Net  Loss                                                           $(17,833)                $(22,794)            $(1,830,725)
Adjustments to reconcile net loss to net
cash provided by operating activities:
    Provision for bad debts included in net loss                          -0-                      -0-                325,000
    Write-off of mining investment in Georgia                             -0-                      -0-                135,723
    Gain on sale of Armenia mining interests                              -0-                      -0-               (268,874)
Changes in assets and liabilities:
    Organization costs                                                    -0-                      -0-                 (9,601)
    Accounts receivable and deposits                                      -0-                      -0-                   (154)
    Accounts payable, accrued expenses and
    Miscellaneous                                                     13,778                   21,676                 356,458
                                                                    --------                 --------               ---------
    NET CASH USED  IN DEVELOPMENT STAGE
    ACTIVITIES                                                        (4,055)                  (1,118)             (1,292,173)
                                                                    ---------                ---------              ----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of Armenia mining interest
    (net of Note Receivable)                                              -0-                      -0-              1,891,155
    Investment in certain mining interests- net of
    Financing                                                             -0-                      -0-               (153,494)
    Deferred costs - mining interest                                      -0-                      -0-               (878,858)
                                                                    ---------                ---------               ---------
    NET CASH PROVIDED BY INVESTING ACTIVITIES                             -0-                      -0-                858,803
                                                                    ---------                ---------               --------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds from private placement offering                          -0-                      -0-                421,573
    Sale of Warrants                                                      -0-                      -0-                    650
    Warrants exercised                                                    -0-                      -0-                    100
                                                                    ---------                ---------              ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                             -0-                      -0-                422,323
                                                                    ---------                ---------              ---------
NET DECREASE  IN CASH                                                 (4,055)                  (1,118)                (11,047)

CASH - beginning of peroid                                             4,360                    1,432                  11,352
                                                                    ---------                ---------              ---------
CASH - end of peroid                                                $    305                   $  314                $    305
                                                                    =========                =========              =========

SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid                                               $     -0-                 $  (105)               $  2,683
                                                                    =========                ==========             =========
    Interest paid                                                   $     -0-               $      -0-               $ 15,422
                                                                    =========                ==========             =========

    Non Cash Financing
    Accrued Salary Settlement                                       $     -0-             $        -0-               $162,500
                                                                    ---------              ------------              ---------
    Issuance of Stock Commission                                    $     -0-             $        -0-               $  2,000
                                                                    =========                ==========             =========


                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 June 30, 2001

NOTE 1:        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

               INTERIM FINANCIAL STATEMENTS:

               The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 annual report on Form 10-KSB. The results of operations for the six month period ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.


Note 2:        INVESTMENTS:

               At June 30, 2001 investment in securities consisted of common stock of First Dynasty Mines, Ltd. classified as available for sale and stated at a quoted fair value of $105,000. The cost of the securities was $196,000. The unrealized loss as of June 30, 2001 was $91,000 which is shown as a separate component of stockholders' deficit.

               ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                           OPERATION

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

               THREE MONTHS ENDED JUNE 30, 2001
               AND THREE MONTHS ENDED JUNE 30, 2000

               RESULTS OF OPERATIONS

               During the three-month period ended June 30, 2001, the Company's administrative and other expenses were $9,103 which represented a decrease from the amount paid or accrued of $12,746 in the same period last year. The expense decrease was attributable to lower legal expenses of $4,201.

               Thus, the Company had a loss of $9,103 for the three month period ended June 30, 2001 representing a decrease from the loss of $12,746 for the three month period ended June 30, 2000.

 SIX MONTHS ENDED JUNE 30, 2001 AND
 SIX MONTHS ENDED JUNE 30, 2000

During the six-month period ended June 30, 2001, the Company's administrative and ther expenses were $17,833, which represented a decrease from the amount paid or accrued of $22,794 in the same period last year. The expense decrease was attributable to lower legal expenses of $4,130.

Thus, the Company had a loss of $17,833 for the six month period ended June 30, 2001 representing a decrease from the lows of $22,794for the six month period ended June 30, 2000.

                         LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company's total assets were $105,305, of which $305 consisted of cash or cash equivalents.

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

                        None

   Item 5         Other Information

                        None

    Item 6.       Exhibits and Reports on Form 8-K


(a) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Balance Sheet, Statements of Income and Loss, Statements of Cash Flow and Notes to Financial Statements as at and for the three months and six months ended June 30, 2001 and June 30, 2000 and exhibits which are listed on the Exhibit Index attached hereto: None



(b) The following reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLD CORPORATION


By:_________________________
      Drury J. Gallagher, Chairman,
      Chief Executive Officer and Treasurer