Form 10QSB
period 2001-09-30
GLOBAL GOLD CORP
filed 2002-04-16
CIK 319671

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

As of September 30, 2001 there were 4,368,114 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes /  /  No /X/.

                                  TABLE OF CONTENTS


PART I   FINANACIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Balance Sheet - as of September 30, 2001                          1

           Statements of Income and Loss for the three months and
           nine months ended September 30, 2001 and September 30, 2000       2

           Statements  of Cash  Flows - for the nine months ended
           September 30, 2001  and September 30, 2000 and for the
           development  stage  period  from January 1, 1995 through
           September 30, 2001                                                3

          Notes to Financial Statements                                      4

Item 2. Management's Discussion and Analysis or Plan of Operation          5-7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   7
Item 2.  Changes in Securities and Use of Proceeds                           7
Item 3   Default Upon Senior Securities                                      7
Item 4   Submission of Matters to a Vote of Security Holders                 7
Item 5   Other Information                                                   7
Item 6.  Exhibits and Reports on Form 8-K                                    7

SIGNATURE                                                                    8

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001
                                   (Unaudited)

                                     ASSETS

Cash                                                         $             455

Investment in First Dynasty Mines, Ltd.                                 57,000
                                                                ----------------

                                                             $          57,455
                                                                ================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                   $          73,553
     Due to related parties                                             22,218
                                                                ----------------

                                                                        95,771
                                                                ----------------


STOCKHOLDERS' EQUITY:
     Common stock $0.001 par, 100,000,000 shares authorized
         4,368,114 shares issued and outstanding                         4,368
     Additional paid-in capital                                      4,834,955
     Deficit accumulated during the  development stage              (4,738,639)
     Unrealized loss on investment                                    (139,000)
                                                                ----------------

         TOTAL STOCKHOLDERS' DEFICIT                                   (38,316)
                                                                ----------------


                                                             $          57,455
                                                                ================








                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)



                                                  Three months Ended         Nine months Ended             January 1, 1995
                                               September 30,                 September 30,                     through
                                              --------------------------    ---------------------------     September 30,
                                                 2001           2000           2001           2000              2001
                                              -----------    -----------    ------------   ------------    ---------------
 REVENUES                                  $           -  $           -  $            -  $           -  $               -
                                              -----------    -----------    ------------   ------------    ---------------
 EXPENSES:
      Selling, general and administrative             75          1,190          12,335         14,724            765,224
      Legal fees                                     416          3,094           5,989         12,797            629,682
      Compensation                                     -              -               -              -            550,834
      Write-off investment in Georgia
         mining interests                              -              -               -              -            135,723
      Gain on sale of interest in
         Global Gold Armenia                           -              -               -              -           (268,874)
      Miscellaneous other                           (225)            95            (225)          (348)            18,402
                                              -----------    -----------    ------------   ------------    ---------------
             TOTAL EXPENSES                         (266)        (4,379)        (18,099)       (27,173)        (1,830,991)
                                              -----------    -----------    ------------   ------------    ---------------
 NET LOSS                                  $        (266) $      (4,379) $      (18,099) $     (27,173) $      (1,830,991)
                                              -----------    -----------    ------------   ------------    ===============
 NET LOSS PER SHARE-BASIC AND DILUTED      $       (0.00) $       (0.00) $        (0.00) $       (0.01) $
                                              ===========    ===========    ============   ============
 WEIGHTED AVERAGE SHARES OUTSTANDING           4,368,114      4,368,114       4,368,114      4,360,568
                                              ===========    ===========    ============   ============




 NET LOSS                                  $        (266) $      (4,379) $      (18,099) $     (27,173) $      (1,830,991)

 OTHER COMPREHENSIVE LOSS:

 Unrealized loss on available-
      FOR-SALE SECURITIES                        (33,000)             -         (33,000)       (60,000)          (139,000)
                                              -----------    -----------    ------------   ------------    ---------------
 COMPREHENSIVE LOSS                        $     (33,266)$       (4,379) $      (51,099)$      (87,173)$       (1,969,991)
                                              ===========    ===========    ============   ============    ===============


                        See notes to financial statements

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Nine Months Ended          January 1, 1995
                                                                 September 30,               through
                                                             --------------------------    September 30,
                                                               2001           2000            2001
                                                             -----------   ------------   ----------------


 CASH FLOWS FROM DEVELOPMENT STAGE
       ACTIVITIES:

       Net Loss                                          $     (18,099) $     (27,173) $      (1,830,991)
                                                            -----------   ------------   ----------------
       Adjustments to reconcile net loss to net cash used in operating activities:
                Provision for bad debt                               -              -            325,000
                Gain on sale of Armenia mining interests             -              -           (268,874)
                Write-off of mining investment in Georgia            -              -            135,723
       Changes in assets and liabilities:
           Organization costs                                        -              -             (9,601)
           Accounts receivable and deposits                          -              -               (154)
           Accounts payable and accrued expenses                14,194         26,036            356,874
                                                            -----------   ------------   ----------------
 NET CASH USED IN OPERATING ACTIVITIES                          (3,905)        (1,137)        (1,292,023)
                                                            -----------   ------------   ----------------

 CASH FLOW FROM INVESTING ACTIVITIES:
       Proceeds from sale of Armenia mining interests                -              -          1,891,155
       Investment in certain mining
           interests - net of financing                              -              -           (153,494)
       Deferred costs - mining interests                             -              -           (878,858)
                                                            -----------   ------------   ----------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                           -              -            858,803
                                                            -----------   ------------   ----------------

 CASH FLOW FROM FINANCING ACTIVITIES:
       Net proceeds from private
           placement offering                                        -              -            421,573
       Sale of warrants                                              -              -                650
       Warrants exercised                                            -              -                100
                                                            -----------   ------------   ----------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                           -              -            422,323
                                                            -----------   ------------   ----------------

 NET DECREASE IN CASH                                           (3,905)        (1,137)           (10,897)

 CASH - beginning of period                                      4,360          1,432             11,352
                                                            -----------   ------------   ----------------
 CASH - end of period                                    $         455  $         295  $             455
                                                            ===========   ============   ================
                                                                                                      -

 SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid during the year for:
           Income taxes paid                             $           -  $           -  $           2,683
                                                            ===========   ============   ================
           Interest paid                                 $           -  $           -  $          15,422
                                                            ===========   ============   ================
       Non-cash financing and investing activities:
           Settlement of accrued salary                  $           -  $           -  $         162,500
                                                            ===========   ============   ================
           Issusance of stock in connection with
                settlememt                               $           -  $           -  $           2,000
                                                            ===========   ============   ================




                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL STATEMENTS:

         The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2000 annual report on Form 10-KSB. The results of operations for the nine month period ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the full year.

2.       INVESTMENTS:

         At September 30, 2001 investment in securities consisted of common stock of First Dynasty Mines, Ltd. classified as available for sale and stated at a quoted fair value of $57,000. The cost of the securities was $196,000. The unrealized loss as of September 30, 2001 was $139,000, which is shown as a separate component of stockholders' deficit.

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


RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THREE MONTHS ENDED SEPTEMBER 30, 2000

     During the three-month period ended September 30, 2001, the Company's administrative and other expenses were $266, which represented a decrease from the amount paid or accrued of $4,379 in the same period last year. The expense decrease was attributable to lower legal expenses of $2,678 and lower accounting expenses of $1,100.

     Thus, the Company had a loss of $266 for the three-month period ended September 30, 2001, representing an decrease from the loss of $4,379 for the three-month period ended September 30, 2000.

     NINE MONTHS ENDED  SEPTEMBER  30, 2001 AND NINE MONTHS ENDED  SEPTEMBER 30,
     2000


     During the nine-month period ended September 30, 2001, the Company's administrative and other expenses were $18,099, which represented a decrease from the amount paid or accrued of $27,173 in the same period last year. The expense decrease was attributable to lower legal expenses of $6,808.

     Thus, the Company had a loss of $18,099 for the nine-month period ended September 30, 2001, representing a decrease from the loss of $27,173 for the nine-month period ended September 30, 2000.



                         LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2001, the Company's total assets were $57,455, of which $455 consisted of cash or cash equivalents.

        The Company's plan of operation for calendar year 2001 is:

        (a) to investigate opportunities, and possibly implement operations, in the mineral development and production area; and

        (b) to investigate other investment opportunities in the mineral development and production areas

     The Company needs financing to meet its anticipated monthly administrative expenses of $3,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. The Company anticipates that it might obtain additional financing in 2002 from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2003. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus it does not anticipate that any amount thereof will be exercised, although there can be no assurance of such result. In the event that no contemplated financing is obtained through the exercise of the warrants (which the Company considers highly remote), the Company does not have sufficient financial resources to meet its obligations

     The Company does not intend to engage in any research and development during 2001 and does not expect to purchase or sell any plant or significant equipment.

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


                        None

   Item 5         Other Information

                        None

   Item 6.        Exhibits and Reports on Form 8-K


    (a) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Balance Sheet, Statements of Income and Loss, Statements of Cash Flow and Notes to Financial Statements as at and for the three months and nine months ended September 30, 2001 and September 30, 2000 and exhibits which are listed on the Exhibit Index attached hereto: None

    (b) The following reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001:None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLD CORPORATION


By:/S/Drury J. Gallagher                                    Apirl  15 , 2002
      -------------------------------------
      Drury J. Gallagher, Chairman,
      Chief Executive Officer and Treasurer