Form 10-Q
period 2002-03-31
GLOBAL GOLD CORP
filed 2002-05-20
CIK 319671

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

As of March 31, 2002 there were 4,368,114 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes /  /  No /X/.

                                  TABLE OF CONTENTS


PART I   FINANACIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Balance Sheet - as of March 31, 2002                              1

           Statements of Operations for the three months ended
           March 31, 2002 and March 31, 2001                                 2


           Statements of Cash Flows- for the three month ended
           March 31, 2002 and March 31, 2001 and for the development
           stage period from January in 1995 through March 31, 2002          3

           Notes to Financial Statements                                     4-5

Item 2. Management's Discussion and Analysis or plan of Operation            5-7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   7
Item 2.  Changes in Securities and Use of Proceeds                           7
Item 3   Default Upon Senior Securities                                      7
Item 4   Submission of Matters to a Vote of Security Holders                 7
Item 5   Other Information                                                   7
Item 6.  Exhibits and Reports on Form 8-K                                    7-8

SIGNATURE                                                                    9

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                 MARCH 31, 2002
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
     Cash                                                     $             390
     Receivable from sale of securities                                   9,685
                                                                ----------------
                                                                         10,075
OTHER ASSETS
     Investment in First Dynasty Mines, Ltd.                            175,000
                                                                ----------------
                                                              $         185,075
                                                                ================



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          69,320
     Due to related parties                                              35,718
                                                                ----------------
                                                                        105,038
                                                                ----------------

STOCKHOLDERS' EQUITY:
     Common stock $0.001 par, 100,000,000 shares authorized
         4,368,114 shares issued and outstanding                          4,368
     Additional paid-in capital                                       4,834,955
     Deficit accumulated during the  development stage               (4,764,450)
     Unrealized gain on investment                                        5,164
                                                                ----------------

         TOTAL STOCKHOLDERS' DEFICIT                                     80,037
                                                                ----------------
                                                              $         185,075
                                                                ================

                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)


                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                      Three months Ended                  January 1, 1995
                                                                           March 31,                          through
                                                             ------------------------------------             March 31,
                                                                  2002                 2001                    2002
                                                             ----------------     ---------------      ---------------------
 REVENUES                                                $                 -  $                -  $                       -
                                                             ----------------     ---------------      ---------------------
 EXPENSES:
       Selling, general and administrative                             3,125               5,075                    775,314
       Legal fees                                                      4,564               3,655                    635,859
       Compensation                                                        -                   -                    550,834
       Write-off investment in Georgia
            mining interests                                               -                   -                    135,723
       Gain on sale of interest in
            Global Gold Armenia                                            -                   -                   (268,874)
       Loss on sale of interest in
            First Dynasty Mines, Ltd.                                  9,289                                          9,289
       Miscellaneous other                                               100                   -                     18,657
                                                             ----------------     ---------------      ---------------------
                TOTAL EXPENSES                                       (17,078)             (8,730)                (1,856,802)
                                                             ----------------     ---------------      ---------------------
 NET LOSS                                                $           (17,078) $           (8,730) $              (1,856,802)
                                                             ----------------     ---------------      =====================
 NET LOSS PER SHARE-BASIC AND DILUTED                    $             (0.00) $            (0.00)
                                                             ================     ===============
 WEIGHTED AVERAGE SHARES OUTSTANDING                               4,368,114           4,368,114
                                                             ================     ===============




                        See notes to financial statements

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               Three months Ended       January 1, 1995
                                                                    March 31,              through
                                                           --------------------------      March 31,
                                                               2,002         2,001           2002
                                                           -----------   ------------   ---------------

 CASH FLOWS FROM DEVELOPMENT STAGE
       ACTIVITIES:
       Net Loss                                          $    (17,078) $      (8,730) $     (1,856,802)
                                                           -----------   ------------   ---------------
       Adjustments to reconcile net loss to net cash
           used in operating  activities:
               Provision for bad debt                               -              -           325,000
               Gain on sale of Armenia mining interests             -              -          (268,874)
                Loss on sale of First Dynasty Mines interest    9,289                            9,289
               Write-off of mining investment in Georgia            -              -         - 135,723
       Changes in assets and liabilities:                                                            -
           Organization costs                                       -              -            (9,601)
           Accounts receivable and deposits                         -              -              (154)
           Accounts payable and accrued expenses              (12,891)         4,750           352,641
                                                           -----------   ------------   ---------------
 NET CASH USED IN OPERATING ACTIVITIES                        (20,680)        (3,980)       (1,312,778)
                                                           -----------   ------------   ---------------
 CASH FLOW FROM INVESTING ACTIVITIES:
       Proceeds from sale of Armenia mining interests               -              -         1,891,155
       Proceeds from sale of First Dynasty Securites            7,190              -             7,190
       Investment in certain mining
           interests - net of financing                             -              -          (153,494)
       Deferred costs - mining interests                            -              -          (878,858)
                                                           -----------   ------------   ---------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                          -              -           865,993
                                                           -----------   ------------   ---------------
 CASH FLOW FROM FINANCING ACTIVITIES:
       Net proceeds from private
           placement offering                                       -              -           421,573
           Advances from related party                              -              -            13,500
       Sale of warrants                                             -              -               650
       Warrants exercised                                           -              -               100
                                                           -----------   ------------   ---------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                          -              -           435,823
                                                           -----------   ------------   ---------------
 NET DECREASE IN CASH                                         (13,490)        (3,980)          (10,962)

 CASH - beginning of period                                    13,880          4,360            11,352
                                                           -----------   ------------   ---------------
 CASH - end of period                                    $        390  $         380  $            390
                                                           ===========   ============   ===============
                                                                    -                                -

 SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid during the year for:
           Income taxes paid                             $          -  $           -  $          2,683
                                                           ===========   ============   ===============
           Interest paid                                 $          -  $           -  $         15,422
                                                           ===========   ============   ===============
       Non-cash financing and investing activities:
           Settlement of accrued salary                  $          -  $           -  $        162,500
                                                           ===========   ============   ===============
           Issusance of stock in connection with
               settlememt                                $          -  $           -  $          2,000
                                                           ===========   ============   ===============

           Sales of investment for other receivable             9,685              -             9,685
                                                           ===========   ============   ===============



                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2002

NOTE 1:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          INTERIM FINANCIAL STATEMENTS:

          The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2001 annual report on Form 10-KSB. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the operating results to be expected for the full year.


          INVESTMENTS:

          At March 31, 2002 investment in securities consisted of common stock of First Dynasty Mines, Ltd. classified as available for sale and stated at a quoted fair value of $175,000. The cost of the securities was $169,836. The unrealized gain as of March 31, 2002 was $5,164 which is shown as a separate component of stockholders' deficit.

          COMPREHENSIVE INCOME:

          Following table show the comprehensive transactions for the three months ending March 31, 2002 and March 31, 2001:

                                                        March 31,
                                           ----------------------------------
                                                2002                2001
                                           --------------     ---------------

          NET LOSS                        $       (17,078)  $          (8,730)

          OTHER COMPREHENSIVE INCOME:

          UNREALIZED GAIN ON AVAILABLE-
               FOR-SALE SECURITIES                111,164              45,000

                                            --------------     ---------------
          COMPREHENSIVE INCOME            $        94,086  $           36,270
                                            ==============     ===============

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


          RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2002 AND
          THREE MONTHS ENDED MARCH 31, 2001

          The Company had a net loss of $17,078 for the three-month period ended March 31, 2002 representing a increase from the Loss of $8,730 for the three-month period ended March 31, 2001.

          During the three-month period January 1, 2002 through March 31, 2002, the Company's expenses were $17,078, which represented an increase from the expenses of $8,730 in the same period last year. The expenses increase was primarily attributable to loss realized of $9,289 on sale of securities for First Dynasity Mines, Ltd.


          LIQUIDITY AND CAPITAL RESOURCES

          As of March 31,2002, the Company's total assets were $185,075, of which $390 consisted of cash or cash equivalents.

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

          The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with First Dynasty or any of its affiliates in any exploration project undertaken in Armenia.

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

                        None

   Item 5         Other Information

                        None

    Item 6.       Exhibits and Reports on Form 8-K


                 (a)The  following  documents  are filed as part of this report:
                    Financial Statements of the Company (unaudited), including Balance Sheet, Statements of Income and Loss, Statements of Cash Flow and Notes to Financial Statements as at and for the three months ended March 31, 2002 and March 31, 2001 and exhibits which are listed on the Exhibit Index attached hereto: None

                 (b) The  following  reports on  Form 8-K  were  filed  by  the
                     Registrant during   the quarter ended March 31, 2002: None


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLD CORPORATION


By:_________________________                                      May 20, 2002
                                                                   ------------
      Drury J. Gallagher, Chairman,
      Chief Executive Officer and Treasurer