Form 10QSB
period 2002-06-30
GLOBAL GOLD CORP
filed 2002-08-19
CIK 319671

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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

As of June 30, 2002 there were 4,368,114 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes /  /  No /X/.

                                TABLE OF CONTENTS


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

           Balance Sheet - as of June 30, 2002                                 1

           Statements of Operations and Comprehensive Income (loss) for the three month periods and six month periods ended June 30, 2002 and June 30, 2001 and for the development stage period from January 1,
           1995 through June 30, 2002                                          2


           Statements of Cash Flows - for the six months ended June 30, 2002 and June 30, 2001 and for the development
              stage period from January 1, 1995 through June 30, 2002          3

           Notes to Financial Statements                                       4

Item 2. Management's Discussion and Analysis of Financial Condition
        and plan of Operation                                                5-6

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     6
Item 2.  Changes in Securities and Use of Proceeds                             6
Item 3   Default Upon Senior Securities                                        6
Item 4   Submission of Matters to a Vote of Security Holders                   6
Item 5   Other Information                                                     6
Item 6.  Exhibits and Reports on Form 8-K                                      6

SIGNATURE                                                                      7

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                  JUNE 30, 2002
                                   (Unaudited)

 ASSETS

Cash                                                                                                     $             315

Accounts receivable                                                                                                  2,500

Investment in First Dynasty Mines, Ltd.                                                                            417,793
                                                                                                           ----------------
                                                                                                         $         420,608
                                                                                                           ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                                               $          42,603
     Due to related parties                                                                                         35,718
                                                                                                           ----------------
                                                                                                                    78,321
                                                                                                           ----------------

STOCKHOLDERS' EQUITY:
     Common stock $0.001 par, 100,000,000 shares authorized,
         4,368,114 shares issued and outstanding                                                                     4,368
     Additional paid-in capital                                                                                  4,834,955
     Deficit accumulated during the  development stage                                                          (4,761,294)
     Unrealized gain on investment                                                                                 264,258
                                                                                                           ----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                                342,287
                                                                                                           ----------------
                                                                                                         $         420,608
                                                                                                           ================


                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                  (Unaudited)



                                                   Three Months Ended             Six Months Ended         January 1, 1995
                                                        June 30,                       June 30,                through
                                              ---------------------------    ---------------------------       June 30,
                                                  2002            2001           2002           2001             2002
                                               ------------    -----------    ------------   ------------    --------------

 REVENUES                                  $            -  $           -  $            -  $           -  $              -
                                              ------------    -----------    ------------   ------------    --------------
 EXPENSES:
      Selling, general and administrative             198          7,185           3,323         12,260           775,512
      Legal fees                                    7,142          1,918          11,706          5,573           643,001
      Compensation                                      -              -               -              -           550,834
      Write-off investment in Georgia
         mining interests                               -              -               -              -           135,723
      Gain on sale of interest in
         Global Gold Armenia                            -              -               -              -          (268,874)
      Gain on sale of interest in
         First Dynasty Mines, Ltd.                (10,496)             -          (1,207)             -            (1,207)
      Miscellaneous other                               -              -             100              -            18,657
                                              ------------    -----------    ------------   ------------    --------------
             TOTAL EXPENSES                        (3,156)         9,103          13,922         17,833         1,853,646
                                              ------------    -----------    ------------   ------------    --------------
 NET INCOME (LOSS)                         $        3,156  $      (9,103) $      (13,922) $     (17,833) $     (1,853,646)
                                              ------------    -----------    ------------   ------------    --------------
 NET INCOME (LOSS) PER SHARE-BASIC AND DILU$ED       0.00  $       (0.00) $        (0.00) $       (0.00) $
                                              ============    ===========    ============   ============

 WEIGHTED AVERAGE SHARES OUTSTANDING            4,368,114      4,368,114       4,368,114      4,360,568
                                              ============    ===========    ============   ============


 NET INCOME (LOSS)                         $        3,156  $      (9,103) $      (13,922) $     (17,833) $

 OTHER COMPREHENSIVE INCOME (LOSS):

 Unrealized gain (loss) on available-
      FOR-SALE SECURITIES                         259,094        (30,000)        385,258         15,000
                                              ------------    -----------    ------------   ------------
 COMPREHENSIVE INCOME (LOSS)               $      262,250 $      (39,103) $      371,336 $       (2,833)$
                                              ============    ===========    ============   ============


                        See notes to financial statements

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                      Six Months Ended        January 1, 1995
                                                                         June 30,                through
                                                                 --------------------------      June 30,
                                                                    2002          2001             2002
                                                                 -----------   ------------   ---------------



 CASH FLOWS FROM DEVELOPMENT STAGE
       ACTIVITIES:

       Net Loss                                                $    (13,922) $     (17,833) $     (1,853,646)
       Adjustments to reconcile net loss
           to net cash used in operating activities:
                Provision for bad debt                                    -              -           325,000
                Gain on sale of Armenia mining interests                  -              -          (268,874)
                Write-off of mining investment in Georgia                 -              -           135,723
                Gain on sale of First Dynasty Mines, Ltd. interest   (1,207)             -            (1,207)
       Changes in assets and liabilities:                                                                  -
           Organization costs                                             -              -            (9,601)
           Accounts receivable and deposits                          (2,500)             -            (2,654)
           Accounts payable and accrued expenses                    (39,608)        13,778           325,924
                                                                 -----------   ------------   ---------------
 NET CASH USED IN OPERATING ACTIVITIES                              (57,237)        (4,055)       (1,349,335)
                                                                 -----------   ------------   ---------------
 CASH FLOW FROM INVESTING ACTIVITIES:
       Proceeds from sale of Armenia mining interests                     -              -         1,891,155
       Proceeds from sale of First Dynasty Mines, Ltd. interests     43,672                           43,672
       Investment in certain mining
           interests - net of financing                                   -              -          (153,494)
       Deferred costs - mining interests                                  -              -          (878,858)
                                                                 -----------   ------------   ---------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                           43,672              -           902,475
                                                                 -----------   ------------   ---------------

 CASH FLOW FROM FINANCING ACTIVITIES:
       Net proceeds from private
           placement offering                                             -              -           421,573
       Due from related party                                             -              -            13,500
       Sale of warrants                                                   -              -               650
       Warrants exercised                                                 -              -               100
                                                                 -----------   ------------   ---------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                -              -           435,823
                                                                 -----------   ------------   ---------------
 NET DECREASE IN CASH                                               (13,565)        (4,055)          (11,037)

 CASH - beginning of period                                          13,880          4,360            11,352
                                                                 -----------   ------------   ---------------
 CASH - end of period                                          $        315  $         305  $            315
                                                                 ===========   ============   ===============



 SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid during the year for:
           Income taxes paid                                   $          -  $           -  $          2,683
                                                                 ===========   ============   ===============
           Interest paid                                       $          -  $           -  $         15,422
                                                                 ===========   ============   ===============
       Non-cash financing and investing activities:
           Settlement of accrued salary                        $          -  $           -  $        162,500
                                                                 ===========   ============   ===============
           Issusance of stock in connection with
                settlememt                                     $          -  $           -  $          2,000
                                                                 ===========   ============   ===============

                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  June 30, 2002

NOTE 1:       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              INTERIM FINANCIAL STATEMENTS:

                  The unaudited interim financial statements included herein were prepared pursuant to the rules and regulations for interim reporting under the Securities Exchange Act of 1934, as amended. Accordingly, certain information and footnote disclosures normally accompanying the audited financial statements have been omitted. The unaudited interim financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-K of Global Gold Corporation (the "Company") for the year ended December 31, 2001. The unaudited interim financial statements accompanying this report contain all adjustments, which in the opinion of management are necessary to ensure that the financial statements are not misleading. Results for the interim periods are not necessarily indicative of results for the full year.

NOTE 2:           INVESTMENTS:

                  At June 30, 2002 investment in securities consisted of common stock of First Dynasty Mines, Ltd. classified as available for sale and stated at a quoted fair value of $417,793. The cost of the securities was $153,535. The unrealized gain as of June 30, 2002 was $264,258, which is shown as a separate component of stockholders' equity.

                  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND PLAN OF OPERATIONS

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

                  RESULTS OF OPERATIONS

                  THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                  During the three-month ended June 30, 2002, the Company's administrative and other expenses were $7,340, which represented a decrease from the amount paid or accrued of $9,103 in the same period last year. The expense decrease was attributable to lower accounting expenses of $7,010 partially offset by higher legal expenses of $5,224.

                  SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                  During the six-month ended June 30, 2002, the Company's administrative and other expenses were $15,129 which represented a decrease from the amount paid or accrued of $17,833 in the same period last year. The expense decrease was attributable to lower accounting expenses of $7,010 partially offset by higher legal expenses of $6,133.

                                           LIQUIDITY AND CAPITAL RESOURCES

                  As of June 30, 2002, the Company's total assets were $420,608, of which $315 consisted of cash or cash equivalents.

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

   Item 4         Submission of Matters to a Vote of Security Holders

                        None

   Item 5         Other Information

                        None
    Item 6.       Exhibits and Reports on Form 8-K


                           (a) The following documents are filed as part of this report: Financial Statements of the Company (unaudited), including Balance Sheet, Statements of Income and Loss, Statements of Cash Flow and Notes to Financial Statements as at and for the six months ended June 30, 2002 and June 30, 2001 and exhibits which are listed on the Exhibit Index attached hereto:

                           99.1 Certification of Chief Executive Officer and the
                                Treasurer (who is the Chief Financial Officer).

                           99.2 Certification of President and Chief Operating
                                Officer

                           (b) The following reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2002: None



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLD CORPORATION


By:_________________________                                   August   19, 2002
                                                               -----------------
      Drury J. Gallagher, Chairman,
      Chief Executive Officer and Treasurer

                                  EXHIBIT INDEX

    EXHIBIT               DESCRIPTION
    NUMBER      ----------------------------------------------------------------

99.1            Certification of Chief Executive Officer and Chairman. **

99.2            Certification of President and Chief Operating Officer.**


*   Filed previously

** Filed herewith.

+ Management contract or compensatory plan or arrangement filed previously.