Form 10QSB
period 2002-09-30
GLOBAL GOLD CORP
filed 2002-11-19
CIK 319671

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                For the quarterly period ended September 30, 2002

  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to __________

                            Commission file 02-69494

                             GLOBAL GOLD CORPORATION
                 (Name of small business issuer in its charter)

        DELAWARE                                               13-3025550
  ---------------------                                       -----------------
 (State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

           734 FRANKLIN AVENUE, #333, GARDEN CITY, NEW YORK 11530-4525
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (516) 627-2388
                       Issuer's fax number (516) 627-5067

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ______ ].

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ _____ ] No [ _____ ]. Not applicable.

As of September 30, 2002 there were 4,368,114 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):Yes [ ]  No [  X  ]

                             GLOBAL GOLD CORPORATION

                                TABLE OF CONTENTS


PART I   FINANACIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Balance Sheet - as of September 30, 2002                        1

             Statements of Income and Loss for the three months and nine months ended September 30, 2002 and September 30, 2001
              and for the development stage period from January 1, 1995
              through September 30, 2002                                     2

             Statements of Cash Flows - for the nine months ended September
              30, 2002 and September 30, 2001 and for the development stage
              period from January 1, 1995 through September 30, 2002         3

             Notes to Financial Statements                                   4

     Item 2. Management's Discussion and Analysis or Plan of Operations      5-6

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                   6
Item 2.  Changes in Securities and Use of Proceeds                           6
Item 3   Default Upon Senior Securities                                      6
Item 4   Controls and Procedures                                             6
Item 5   Other Information                                                   6
Item 6.  Exhibits and Reports on Form 8-K                                    6

SIGNATURE                                                                    7

         Certification of Chairman and Chief Executive Officer and Treasurer
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002           8

         Certification of President, COO and Interim Chief Financial Officer
         Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002           9

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2002
                                   (Unaudited)

                                     ASSETS

Cash                                                          $           2,118

Investment in Sterlite Gold Ltd.                                        193,574
                                                                ----------------
                                                              $         195,692
                                                                ================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                    $          54,325
     Due to related parties                                              35,719
                                                                ----------------
                                                                         90,044
                                                                ----------------


STOCKHOLDERS' EQUITY:
     Common stock $0.001 par, 100,000,000 shares authorized,
         4,368,114 shares issued and outstanding                          4,368
     Additional paid-in capital                                       4,834,955
     Deficit accumulated during the  development stage               (4,773,714)
     Unrealized gain on investment                                       40,039
                                                                ----------------

         TOTAL STOCKHOLDERS' EQUITY                                     105,648
                                                                ----------------


                                                              $         195,692
                                                                ================


                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (Unaudited)



                                               Three Months Ended       Nine Months Ended       January 1, 1995
                                               September 30,            September 30,           through
                                              ----------------------   ---------------------    September 30,
                                                2002         2001        2002        2001         2002
                                              ----------   ---------   ---------   ---------   -----------

 REVENUES                                   $         -  $        -  $        -  $        -  $          -
                                              ----------   ---------   ---------   ---------   -----------
 EXPENSES:
     Selling, general and administrative          7,789          75      11,112      12,335       783,301
     Legal fees                                   4,631         416      16,337       5,989       647,632
     Compensation                                     -           -           -           -       550,834
     Write-off investment in Georgia
        mining interests                              -           -           -           -       135,723
     Gain on sale of interest in
        Global Gold Armenia                           -           -           -           -      (268,874)
     Gain on sale of interest in
        Sterilite Gold Ltd.                           -           -      (1,207)          -        (1,207)
     Miscellaneous other                              -        (225)        100        (225)       18,657
                                              ----------   ---------   ---------   ---------   -----------
           TOTAL EXPENSES                        12,420         266      26,342      18,099     1,866,066
                                              ----------   ---------   ---------   ---------   -----------

 NET INCOME (LOSS)                          $   (12,420) $     (266) $  (26,342) $  (18,099) $ (1,866,066)
                                              ----------   ---------   ---------   ---------   -----------


 NET INCOME (LOSS) PER SHARE-BASIC AND DILUTED    (0.00) $    (0.00) $    (0.01) $    (0.00)
                                              ==========   =========   =========   =========


 WEIGHTED AVERAGE SHARES OUTSTANDING          4,368,114    4,368,114   4,368,114   4,368,114
                                              ==========   =========   =========   =========



 NET INCOME (LOSS)                          $   (12,420) $     (266) $  (26,342) $  (18,099)

 OTHER COMPREHENSIVE INCOME (LOSS):

 Unrealized gain (loss) on available-
     for-sale securities                       (224,219)    (33,000)    161,039     (33,000)
                                              ----------   ---------   ---------   ---------


 COMPREHENSIVE INCOME (LOSS)                $  (236,639)$   (33,266) $  134,697 $   (51,099)
                                              ==========   =========   =========   =========


                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)




                                                                Nine Months Ended        January 1, 1995
                                                                  September 30,             through
                                                            -------------------------     September 30,
                                                               2002          2001            2002
                                                            -----------   -----------   ---------------

 CASH FLOWS FROM DEVELOPMENT STAGE
       ACTIVITIES:

       Net Loss                                           $    (26,342) $    (18,099) $     (1,866,066)
       Adjustments to reconcile net loss
         to net cash used in operating activities:
            Provision for bad debt                                   -             -           325,000
            Gain on sale of Armenia mining interests                 -             -          (268,874)
            Write-off of mining investment in Georgia                -             -           135,723
            Gain on sale of Sterlite Gold Ltd. interest         (1,207)            -            (1,207)
       Changes in assets and liabilities:
         Organization costs                                          -             -            (9,601)
         Accounts receivable and deposits                            -             -              (154)
         Accounts payable and accrued expenses                 (27,885)       14,194           337,647
                                                            -----------   -----------   ---------------
 NET CASH USED IN OPERATING ACTIVITIES                         (55,434)       (3,905)       (1,347,532)
                                                            -----------   -----------   ---------------
 CASH FLOW FROM INVESTING ACTIVITIES:
       Proceeds from sale of Armenia mining interests                -             -         1,891,155
       Proceeds from sale of Sterlite Gold Ltd. interests       43,672                          43,672
       Investment in certain mining
         interests - net of financing                                -             -          (153,494)
       Deferred costs - mining interests                             -             -          (878,858)
                                                            -----------   -----------   ---------------
 NET CASH PROVIDED BY INVESTING ACTIVITIES                      43,672             -           902,475
                                                            -----------   -----------   ---------------

 CASH FLOW FROM FINANCING ACTIVITIES:
       Net proceeds from private
         placement offering                                          -             -           421,573
       Due from related party                                        -             -            13,500
       Sale of warrants                                              -             -               650
       Warrants exercised                                            -             -               100
                                                            -----------   -----------   ---------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                           -             -           435,823
                                                            -----------   -----------   ---------------
 NET DECREASE IN CASH                                          (11,762)       (3,905)           (9,234)

 CASH - beginning of period                                     13,880         4,360            11,352
                                                            -----------   -----------   ---------------
 CASH - end of period                                     $      2,118  $        455  $          2,118
                                                            ===========   ===========   ===============
 SUPPLEMENTAL CASH FLOW INFORMATION

       Cash paid during the year for:
         Income taxes paid                                $          -  $          -  $          2,683
                                                            ===========   ===========   ===============
         Interest paid                                    $          -  $          -  $         15,422
                                                            ===========   ===========   ===============
       Non-cash financing and investing activities:
         Settlement of accrued salary                     $          -  $          -  $        162,500
                                                            ===========   ===========   ===============
         Issusance of stock in connection with
            settlement                                    $          -  $          -  $          2,000
                                                            ===========   ===========   ===============



                       See notes to financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                               September 30, 2002

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         INTERIM FINANCIAL STATEMENTS:

         The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2001 annual report on Form 10-KSB. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the operating results to be expected for the full year.

2.       INVESTMENTS:

         At September 30, 2002 investment in securities consisted of common stock of Sterlite Gold Ltd. (formerly First Dynasty Mines, Ltd.) classified as available for sale and stated at a quoted fair value of $193,574. The cost of the securities was $153,535. The unrealized gain as of September 30, 2002 was $40,039, which is shown as a separate component of stockholders' equity.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

When used in this discussion, the words "expect(s)","feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

During the three-months ended September 30, 2002, the Company's administrative and other expenses were $12,420, which represented an increase from the amount paid or accrued of $266 in the same period last year. The expense increase was attributable to higher accounting and legal expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

During the nine-months ended September 30, 2002, the Company's administrative and other expenses were $26,342, which represented an increase from the amount paid or accrued of $18,099 in the same period last year. The expense increase was attributable to higher accounting and legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, the Company's total assets were $195,692, of which $2,118 consisted of cash or cash equivalents.

The Company's plan of operation for calendar year 2002 is:

a.       to investigate opportunities, and possibly implement operations,  in
         the   mineral development and production area; and

b. to investigate other investment opportunities in the mineral development and production areas.

In October, 2002 the Company executed agreements on cooperation with two private companies in Armenia to study the development of mining properties in Southern Armenia.

The Company needs financing to meet its anticipated monthly administrative expenses of $3,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. The Company anticipates that it might obtain additional financing in 2002 from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2003. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus it does not anticipate that any amount will be received from such source, although there can be no assurance of such result. In the event that no contemplated financing is obtained through the exercise of the warrants (which the Company considers highly remote), the Company does not have sufficient financial resources to meet its obligations.

The Company does not intend to engage in any research and development during 2002 and does not expect to purchase or sell any plant or significant equipment.

The Company does not expect to hire any additional full-time employees in 2002.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings: None

Item 2.        Changes in Securities and Use of Proceeds: None

Item 3.         Default Upon Senior Securities: None

Item 4.         Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15d - 14). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. ___ Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 5.       Other Information: None

Item 6.       Exhibits

     (a) The following documents are filed as part of this report. Financial Statement of the Company (unaudited), including the balance sheet as of September 30, 2002, the statements of income and loss for the three months and nine months ended September 30, 2002 and September 30, 2001, the statements of cash flows for the nine months ended September 30, 2002 and September 30, 2001 and for the development stage period from January 1, 1995 through September 30, 2002 and the Exhibits which are listed on the Exhibit index.



EXHIBIT NO.       DESCRIPTION OF EXHIBIT

10.53 Employment Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 2002.

10.54 Employment Agreement between the Registrant and Robert A. Garrison dated as of July 1, 2002.

10.55 Stock Option Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 2002.

10.56 Stock Option Agreement between the Registrant and Robert A. Garrison dated as of July 1, 2002.

99.1     Certification of Chief Executive Officer

99.2     Certification of Chief Financial Officer




    (b) Reports on Form 8-K filed during the quarter ended September 30, 2002: None



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLD CORPORATION


By:/s/ Drury J. Gallagher                                     November 19, 2002
   --------------------------------
Drury J. Gallagher, Chairman,
Chief Executive Officer and Treasurer

                                  CERTIFICATION


     I, Drury J. Gallagher, the Chairman, Chief Executive Officer and Treasurer of Global Gold Corporation (the "Company"), certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of the Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d- 14) for the registrant and we have:

                           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
                           (b)      evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
                           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                           (a)      all significant deficiencies in the
                                    design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
                           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19, 2002


                                            Drury J. Gallagher
                                            Chairman and Chief Executive Officer

                                  CERTIFICATION


     I, Robert A. Garrison, the President, ChiefOficer Financial and Chief Operating Officer of Global Gold Corporation (the "Company"), certify that:

          1. I have reviewed this quarterly report on Form 10-QSB of the Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               (1) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               (2) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               (3) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

                  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (1) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
                    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 19, 2002

                                              Robert A. Garrison
                                              President, Chief Financial Officer
                                              and Chief Operating Officer