Form 10-K
period 2002-12-31
GLOBAL GOLD CORP
filed 2003-04-08
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) for the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

         For the transition period from _________ to _________

Commission file number:              02-69494

                             GLOBAL GOLD CORPORATION
                 (Name of small business issuer in its charter)

         Delaware                                             13-03025550
         (State or other jurisdiction of                     (IRS Employer
          incorporation or organization)                     Identification No.)

           734 Franklin Avenue, #333, Garden City, New York 11530-4525
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (516) 627-2388

Securities registered under Section 12(b) of the Exchange Act: None
       Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes: ____X_____   No: _________.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

                  Yes: ________     No: ____X_____.

The issuer's revenues for its most recent fiscal year ending December 31, 2002 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 2003, was $685,811.

As of March 31, 2003 there were 6,858,114 Shares of the registrant's Common Stock outstanding (2).

(1) The Company's Common Stock is not publicly traded. However, the Board of Directors of the Company determined that the fair market value of the Common Stock as of March 31, 2003 was $0.10 per share.

(2) This number is computed after taking into account the 1 for 10 reverse split of the shares of Common Stock of the Company, effective as of December 31, 1996 (the "Reverse Split").

ITEM 1 DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold Corporation (the "Company") is currently in the development stage. The Company, on January 15, 2003, entered into an option/purchase/lease agreement with Alfredo Soto Torino and Adrian Soto Torino for the purchase of copper gold properties in Chile (the Candelaria 1 to 3, the Santa Candelaria 1 to 8 and the Torino I mining claims 1 through 7 and Torino II mining claims 1 through 11, properties in Chanaral District III (the "Chilean agreement"). In addition to the Chilean agreement, the Company has entered into two agreements in Armenia, a member of the Commonwealth of Independent States. These agreements are for the acquisition of the Hankavan mine, and an agreement on cooperation on confidentiality and to negotiate with Sipan I Limited, an Armenian company, for the purchase of the Lichvaz-Tei and Terterasar gold properties in southern Armenia. The Company was previously engaged in the development of a gold mining project in Armenia, and had pursued various mining and other business opportunities thereafter, but without consummating any such transactions. Prior thereto, the Company did not engage in any substantial business activities except as described in the section 1(d) entitled "Prior History of the Company" in the annual reports previously filed by the Company with the Securities and Exchange Commission ("SEC").

(2) ARMENIAN MINING PROJECT

In 1996, the Company acquired rights under a Joint Venture Agreement with the Ministry of Industry of Armenia and Armgold, S.F., the Armenian state enterprises, to provide capital and multistage financing of the Armenian gold industry, which rights were finalized under the Second Armenian Gold Recovery Company Joint Venture Agreement dated as of September 30, 1997.

As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's wholly-owned Cayman Islands subsidiary ("GGA"), reached an agreement with First Dynasty Mines, Ltd., whose name changed to Sterlite Gold Ltd. on July 5, 2002 ("Sterlite"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ. Under such agreement, Sterlite acquired the right to acquire all of the stock of GGA, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailing project and the preparation of engineering and business plan materials for the remaining Armenian mining projects.

The Company, GGA and Sterlite entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above project (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998.

In connection with Sterlite's purchase of the Company's remaining 20% interest in GGA, the Company received a certificate representing special warrants to purchase 4,000,000 shares of First Dynasty common stock. In September 1999, the warrants were exchanged for 4,000,000 shares of First Dynasty common stock. As of December 31, 2002 the Company owned 2,300,000 shares of Sterlite common stock.

Pursuant to the FDM Agreement, the Company retain the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite, or any of its affiliates, in any exploration project undertaken by them in Armenia.

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

(4) RECENT ACTIVITIES

The Company's principal activity at present consists of developing the exploration and exploitation of its gold/silver property in the Chanaral
District in Chile. On January 15, 2003, the Company entered into an option/purchase/lease agreement with Alfred Soto Torino and Adrian Soto Torino for the purchase of copper and gold properties in Chile for a total purchase price of U.S. $400,000 which is non-interest bearing and payable over four years at U.S. $25,000 per quarter, commencing on March 31, 2003, which first payment was made. In addition to the purchase price, a royalty of U.S. $1 per ounce is to be paid quarterly, on all ounces of gold produced in excess of 500,000 ounces, provided that the average price of gold per quarter exceeds U.S. $310 per ounce as measured by the London Metal Exchange. Under such agreement, the Company has the right to develop the property under the lease thereof. Upon the expiration of such agreement, or sooner at the Company's option, the Company can exercise its option to acquire the title to the property, subject to the above royalty obligation.

The Chilean property consists of approximately 1100 acres in total, including the Candelaria 1 to 3, Santa Candelaria 1 to 8 and the Torino I mining claims 1 to 7 and the Torino II mining claims 1 to 11. The Company has not yet developed a feasibility report for the development of these properties, and has not yet ascertained the amount of the proven or probable reserves of gold, copper and other minerals on the property, if any.

On October 28, 2002 the Company entered into an agreement on cooperation and confidentiality and to negotiate with Sipan Limited, an Armenian company, for the purchase of the Lichvaz - TEI and Terterasar gold/silver properties in southern Armenia. No purchase price has been agreed upon.

On March 17, 2003, the Company entered into an agreement with SHA, LLC, an Armenian limited liability company for the acquisition of the Hankavan mine, a gold and copper mine, in Armenia, for a total purchase price of US $150,000 (or $175,000 if an additional mining property is also transferred) payable in installments. Under such agreement, the Company has the option, exercisable within 45 days from March 17, 2003, to acquire either (i) the exclusive license, permits, and all rights related to such mine, or (ii) all of the ownership shares of SHA and any other entity which may hold rights to such mine.

The Hankavan mine deposit is located in central Armenia between Vanadzor and Meghradzor north of the Marmarik River. The Company has not yet developed a feasibility report for the development of these properties, and has not yet determined the amount of proven or probable reserves of gold, copper and other minerals on the property, if any.

The Company currently holds 2,300,000 shares of common stock of Sterlite which is traded on the Toronto Stock Exchange. The closing price per common share on December 31, 2002 was Canadian $0.19, with a U.S. dollar exchange rate of .6331, for a value of U.S. $ 0.12029 per share. As of December 31, 2002, Sterlite had 260,590,988 shares issued and outstanding.

(5) SPECIAL CONSIDERATIONS

The following risk factors should be considered in connection with an evaluation of the business of the Company:

Development Stage Company

Since the Company did not engage in the active conduct of a trade or business, it has not generated any revenues to date, with the exception of interest income and the 4,000,000 shares of Sterlite common stock and cash received from such source under the FDM Agreement, as amended. The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.

Need for Additional Cash

The Company needs additional funds in order to pay the purchase price for the acquisition of the Chilean property under its option/purchase agreement and to pay the acquisition cost of any acquisition of any mining property in Armenia. Moreover, the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. There can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

Competition

There is intense competition in the mining industry. If the Company does engage in any future mining activities, it will be competing with larger mining companies, many of which have substantially greater financial strengths, capital, marketing and personnel resources than those possessed by the Company.

Need for Key Personnel

The Company presently only has one officer intimately familiar with the operation of mining projects or the development of such projects. While the Company does not believe the loss of its president or any other director or officer of the Company will materially and adversely affect its long-term business prospects, the loss of any of the Company's senior personnel might potentially adversely affect the Company until a suitable replacement could be found. The Company continues to employ independent consultants and engineers.

Failure to Satisfy NASDAQ Listing Rules

Without increases in assets and capital surplus, the Company may not be eligible to have its securities traded on NASDAQ. Moreover, regulations issued by NASDAQ have increased the thresholds that have to be met in order for a security to be traded initially on the NASDAQ Small Cap and National Markets, which may adversely affect the Company's ability to have its Common Stock traded on the NASDAQ Small Cap or National Markets. Furthermore, the Company could experience difficulties in commencing the trading of its securities on NASDAQ. If the Company is unable to have its securities traded on NASDAQ, its securities will continue to be eligible for trading on the OTC Bulletin Board, although the market for shares of the Company's Common Stock may be reduced, and, hence, the liquidity of the shares of Common Stock may be reduced. Moreover, recent regulations adopted for the trading of securities may adversely affect the eligibility of the Company's Common Stock for trading on the OTC Bulletin Board.

Compliance with Federal Securities Laws

The Company was incorporated on February 21, 1980, and closed a public offering of its Common Stock in January 1981. Several months after the closing of such offering, the Company withdrew the listing of the Common Stock for trading on NASDAQ. After the consummation of the public offering, the Company failed to file any further annual or periodic reports required under the Exchange Act. While the Company has filed Form 10-QSB commencing with the quarter ended March 31, 1995 and for each quarter thereafter, through and including September 30, 2002, and has filed audited financial statements with Form 10-KSB for calendar year 1994, covering calendar years 1987, 1988, 1989, 1990, 1991, 1992, 1993 and
1994, and for calendar years 1995,  1996, 1997, 1998, 1999, 2000 and 2001, there can be no assurance that the SEC might not assert claims against the Company or question its classification.

Lack of Insurance Protection

The Company may not be able to obtain adequate insurance protection for its potential investments in the Chilean mining project and any Armenian mining project.

Fluctuation in Mineral Prices

The prices of gold and other minerals historically fluctuate and are affected by numerous factors beyond the Company's control and no assurance can be given that any reserves proved or estimated will actually be produced.

Mining Risks

The Company's proposed mining operations will be subject to a variety of potential engineering, seismic and other risks, some of which cannot be predicted and which may not be covered by insurance.

Foreign Risks

The value of the Company's assets may be adversely affected by political, economic and other factors in Chile and Armenia.

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

Control of the Company

Drury J. Gallagher, the Chairman and Chief Executive Officer, and Robert A. Garrison, the President and Chief Operating Officer, own 2,178,453 and 2,000,000 shares respectively, or a total of 4,178,453 shares, out of the 6,858,114 shares of the Company's Common Stock issued and outstanding as of March 31, 2003. If Messrs. Gallagher and Garrison act in concert, they control 60.9% of the issued and outstanding shares of Common Stock of the Company are able to effectively determine the vote on any matter being voted on by the Company's stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company.

As of December 31, 2002, Messrs. Gallagher and Garrison owned 1,828,453 and 1,100,000 shares, respectively, for a combined interest of 64.1%.


ITEM 2. DESCRIPTION OF PROPERTIES

The Company's officers use a portion of their facilities for the conduct of the Company's business without any rental charge to the Company.

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

A settlement was agreed to on October 13, 1999. In the settlement, 600,000 shares of common stock of Sterlite owned by the Company were exchanged for 600,000 shares of Common Stock of the Company held by Eyre and 400,000 common shares of Sterlite owned by the Company were exchanged for 400,000 shares of the Company's Common Stock held by the Parry-Beaumont Trust. Outstanding warrants held by Eyre and the Parry-Beaumont Trust were also canceled as part of such settlement.

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

None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's shares of Common Stock are not publicly traded on any market.

         (b) As of December 31, 2002, the Company had 4,568,114 issued and outstanding shares of its Common Stock.

         (c) As of December 31, 2002, there were approximately 1,100 holders of record of shares of the Company's Common Stock.

         (d) The Company did not pay or declare any cash dividends on its shares of Common Stock during its last two fiscal years ended December 31, 2001 and December 31, 2002.

         (e) The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As of December 31, 2002, the Company's total assets were $337,960, of which $7,784 consisted of cash or cash equivalents.

The Company's plan of operation for calendar year 2003 is:

         (a) Commence activities with regard to the Chilean mining properties, acquired in January 2003, and developing the properties and /or prospects as previously described;

         (b) Pursue and consummate the acquisition of the Armenian mining properties previously described above, and to possibly acquire additional mineral-bearing properties in Armenia; and

         (c) To sell the 2,300,000 shares of Sterlite common stock, and use the sales proceeds for working capital purposes.

The Company needs financing to meet its anticipated monthly administrative expenses of $3,000 (exclusive of officers' compensation), plus additional amounts for legal and accounting costs. The Company could obtain additional financing in 2003 from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2005 pursuant to the two-year extension granted by the Company as of December 31, 2002. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised at present, although there can be no assurance of such result.

The Company is negotiating with several financing sources for additional capital. The Company needs such financing in order to pay the acquisition cost under the purchase agreement for the Chilean properties, and to pay the acquisition costs of the Armenian mining properties sought to be purchased by the Company.

In the event that the contemplated financing is not obtained, the Company does not have sufficient financial resources to meet its obligations. Additionally, the Company's auditors have issued a going concern opinion in their audit report on the Company's financial statements as of and for the year ended December 31, 2002. See footnote 2a of the financial statements for further details.

The Company does not intend to engage in any research and development during 2003, and does not expect to purchase or sell any plant or significant equipment.

The Company does not expect to hire any additional full-time employees in 2003, except with respect to developing mining properties acquired.

As of December 31, 2002, the Company had two employees. One employee, who was in charge of the overall business of the Company on a part-time basis, and one employee who is principally involved in overseeing the Company's proposed mining activities on a part-time basis.

Pursuant to a Confidential Private Placement Memorandum dated November 15, 2002 (the "2002 Offering"), the Company offered to sell up to 1,000,000 shares of its common stock at $0.25 per share. In January and February 2003, the Company sold 350,000 shares of its Common Stock at a price of $0.25 per share and raised total proceeds of $87,500. In addition, the Company granted another 100,000 shares, valued at $0.25 per share under the 2002 Offering, for services previously performed for the Company. All such shares under the 2002 Offering have not been issued as of March 31, 2003.

In January 2003, the Company sold to an individual 500,000 shares of common stock for $0.05 per share, for total proceeds of $25,000. These shares have a reduced price as an inducement for future funding services that the Company desires to be performed from such individual.


ITEM 7. FINANCIAL STATEMENTS

The audited financial statements of the Company, notes thereto and reports of Independent Certified Public Accountants thereon for the years ended December 31, 2002 by Grassi and Co., CPAs, P.C, and December 31, 2001 by Feldman Sherb & Co., P.C., are attached hereto as a part of, and at the end of, this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:



Name                       Age   Officer
Drury J. Gallagher         64    Chairman, Chief Executive Officer,
                                 Treasurer and Director

Robert A. Garrison         61    President, Chief Operating Officer,
                                 Chief Financial Officer, Secretary
                                 and Director



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

Mr. Garrison has served as a director and Vice President of the Company from June 26, 1995 until February 1, 1997. He became the President, Chief Operating Officer and Secretary on February 1, 1997 and became the Chief Financial Officer in September, 2002.

ITEM 10. EXECUTIVE COMPENSATION

(a) The summary compensation table shown below indicates the cash or accrued compensation paid by the Company as well as other compensation paid or accrued to the Chairman and Chief Executive Officer (the Company's chief executive officer) and the next highest compensated executive officer at December 31, 2002 for services rendered in all capacities during calendar years 2002, 2001 and 2000.



SUMMARY COMPENSATION TABLE



Name and                                                        Other Annual   Restricted        Underlying  LTIP  All Other
Principal Position       Year   Salary     Bonus  Compensation  Stock Awards   Options/SARs(#)   Payout            Compensation
----------------------  ------- ---------  ------ ------------  -------------  ---------------  ------------ ----- --------------
Drury J. Gallagher      2002    $  5,000      -0-         -0-            -0-           -0-           -0-       -0-      -0-
Chairman, Chief         2001    $     -0-     -0-         -0-            -0-           -0-           -0-       -0-      -0-
Executive Officer       2000    $162,500      -0-         -0-            -0-           -0-           -0-       -0-      -0-
and Treasurer
(the Company's Chief
Executive Officer)


Robert A. Garrison      2002    $  5,000      -0-         -0-            -0-           -0-           -0-       -0-      -0-
President, Chief        2001    $     -0-     -0-         -0-            -0-           -0-           -0-       -0-      -0-
Operating Officer,      2000    $     -0-     -0-         -0-            -0-           -0-           -0-       -0-      -0-
Chief Financial Officer
and Secretary,
(the Company's
Chief Financial Officer)


(b)       Stock Options and Awards

          The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. A total of 200,000 shares remain to be issued under the 1995 Stock Option Plan as of March 31, 2003.

          Aggregated Option Exercises in Last Fiscal Year and Options Values

                                               Value          Number of Options and           Value of In-The-Money
                                  Shares     Realized($)      Underlying Secuirities     Options\SARs At Fiscal Year-End
                                 Acquired      from               at year end
                                    on       Excercise of
             Name               Excercise(#)   Options     Unexercisable   Exercisable     Unexercisable   Exercisable
  --------------------------    ----------   ----------   -----------------------------   ----------------------------
  Drury J. Gallagher,                  -           -         150,000              -                -            -

  Chairman, Chief Executive
  Officer

  Robert A. Garrison,
  President, Chief
  Operating  Officer                   -           -         150,000              -                -            -


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Set forth below is information as of December 31, 2002 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's Common Stock:


                  Name and Address of     Number of
Title of Class    Beneficial Owner        Shares(1)       Percent of Class
---------------   -------------------   ------------      --------------------
Common            Drury J. Gallagher     1,928,453(2)     40.4(2)
                  107 Eakins Road
                  Manhasset, NY 11030

Common            Robert A. Garrison     1,200,000(3)     25.2(3)
                  44 Lords Highway East
                  Weston, CT 06883       ------------     -------

                  Total:                 3,128,453        65.6


                           (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 2002. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 2002 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

                           (2) This amount includes 100,000 shares of common stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher and 100,000 shares of common stock issued as compensation for 2002 under his Employment Agreement with the Company dated as of July 1, 2002.

(3) This amount includes 100,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Mr. Garrison and 100,000 shares of common stock as compensation for 2002 under the Employment Agreement with the Company dated as of July 1, 2002.



(b) Set forth below is information as of December 31, 2002 pertaining to ownership of the Company's Common Stock by all directors and executive officers of the Company:



                         Name and Address of     Number of
         Title of Class  Beneficial Owner        Shares(1)     Percent of Class
         --------------  -------------------  ------------     -----------------
         Common          Drury J. Gallagher    1,928,453(2)         40.4(2)
                         107 Eakins Road
                         Manhasset, NY 11030


         Common          Robert A. Garrison    1,200,000(3)         25.2(3)
                         44 Lords Highway East
                         Weston, CT 06883
                                             ----------------     ----------
                           Total               3,128,453            65.6



                           (1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 2002. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 2002 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

                           (2) This amount includes 100,000 shares of common stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher and 100,000 shares of common stock as compensation for 2002 under his Employment Agreement with the Company dated as of July 1, 2002.

                           (3)This amount includes 100,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Mr. Garrison and 100,000 shares of Common Stock as compensation for 2002 under the Employment Agreement with the Company dated as of July 1, 2002.



(c) As of December 31, 2002, there were no arrangements in effect which may result in a change of control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers

On March 15, 2000, the Company issued 1,000,000 restricted shares of its Common Stock out of its treasury to the Company's Chairman and Chief Executive Officer, Drury J. Gallagher, for accrued salary of $162,500 at a price of $0.1625 per share.

On October 31, 2000 the Company granted warrants to purchase 100,000 shares of its Common Stock to each of Messrs. Gallagher and Garrison at an exercise price of $0.25 for each share of common stock of the Company subject to each warrant, which initially were to expire on October 31, 2003, but which were extended as of December 31, 2002 for an additional two years until October 31, 2005.

The Company entered into four-year Employment Agreements with each of Messrs. Gallagher (its Chairman and Chief Executive Officer) and Garrison (its President and Chief Financial Officer) as of July 1, 2002. Pursuant to these agreements, the Company agreed to deliver to each of these officers 100,000 shares of its Common Stock as base compensation for each year during the four-year term, subject to an adjustment each year, as determined by the Board of Directors (i) in an amount equal to the increase in the consumer price index or (ii) up to 10% of the then base compensation. In addition, each officer was entitled to annual bonus compensation under any bonus plan as determined by the Board of Directors. On October 31, 2002, the Company issued 100,000 shares of its Common Stock as compensation to each officer for the year ended December 31, 2002. The Company entered into Amended and Restated Employment Agreements with Messrs. Gallagher and Garrison dated as of February 1, 2003 that modified the existing four-year Employment Agreements and terminating on June 30, 2006. Each Amended and Restated Employment Agreement provides for base compensation of $100,000 per year (subject to payment as cash flow permits), and the granting of 900,000 shares as a stock award subject to a substantial risk of forfeiture if either terminates his employment with the Company (other than by death or disability) over the 41-month term of the agreement, and which is to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors. On February 21, 2003, the Company issued the 900,000 shares to such officers.

In July 2002, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. These options expire five years from the date of issuance.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

1. The following documents are filed as part of this report: Financial Statements of the Company, including reports of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2002 and December 31, 2001.

2.       Exhibits which are listed on the Exhibit Index attached hereto:

         3.3   Certificate   of  Renewal   and  Revival  of   Certification   of
               Incorporation dated as of January 23, 2003.

         10.57 Form of Amendment to Warrant Nos, U-1, U-2, U-3, U-4 and U-5 dated as of December 31, 2002.

         10.58 Amended and Restated Employment Agreement between the Registrant and Drury J. Gallagher dated as of February 1, 2003.

         10.59 Amended and Restated Employment Agreement between the Registrant and Robert A. Garrison dated as of February 1, 2003.

         10.60 Purchase, Option, Lease, Mandate and Prohibition to Lien and Alienate Contract by and among the Registrant and Alfredo Soto Torino and Adrian Soto Torino dated January 15, 2003.

         10.61 Purchase, Option, Lease, Mandate and Prohibition to Lien and Alienate Contract by and among the Registrant and Alfredo Soto Torino and Adrian Soto Torino, as amended, dated March 3, 2003.

         10.62 Agreement between the Registrant and SHA Armenia LLC dated as of March 17, 2003.

          99.1 Certification of Chief Executive Officer

          99.2 Certification of Chief Financial Officer

3. No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this report.


ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d - 14). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GLOBAL GOLD CORPORATION
                                  (Registrant)


Dated: April 8, 2003                        By:      /s/ Drury J. Gallagher
                                                     -----------------------
                                                     Drury J. Gallagher,
                                                     Chairman, Chief Executive
                                                     Officer and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Name                       Title                            Date

 /s/ Drury J. Gallagher    Chairman, Chief Executive Officer,   April 8, 2003
     Drury J. Gallagher    Treasurer and Director (Principal
                           Executive and Financial Officer)


 /s/ Robert A. Garrison    President, Chief Operating           April 8, 2003
-------------------------
     Robert A. Garrison    Officer, Chief Financial Officer,
                           Secretary and Director

                                  CERTIFICATION



     I, Robert A. Garrison, the President, Chief Financial Officer and Chief Operating Officer of Global Gold Corporation (the "Company"), certify that:

     1. I have reviewed this annual report on Form 10-KSB of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 8, 2003                             /s/ Robert A. Garrison
                                                 ----------------------
                                                 Robert A. Garrison, President,
                                                 Chief Financial Officer and
                                                 Chief Operating Officer

                                  CERTIFICATION



     I, Drury J. Gallagher, the Chairman, Chief Executive Officer and Treasurer of Global Gold Corporation (the "Company"), certify that:

     1. I have reviewed this annual report on Form 10-KSB of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:   April 8, 2003                      /s/ Drury J. Gallagher
                                           ----------------------
                                           Drury J. Gallagher, Chairman,
                                           Chief Executive Officer and Treasurer

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                              Financial Statements


                                                                                                   Page
Independent Auditors' Reports - for the Year Ended December 31, 2002                                F-1
Independent Auditors' Reports - for the Year Ended December 31, 2001                                F-2

Balance Sheet - as of December 31, 2002                                                             F-3

Statements of Operations - for the years ended
December 31, 2002 and 2001 and the development
stage period January 1, 1995 through December 31, 2002                                              F-4

Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income
(Loss)- for the years ended December 31, 2002 and 2001 and the development stage
period January 1, 1995 through December 31, 2002                                                    F-5

Statements of Cash Flows - for the years ended December 31, 2002 and 2001 and the development stage
period January 1, 1995 through December 31, 2002                                                    F-6

Notes to Financial Statements                                                                       F-7 to F-19



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Global Gold Corporation

We have audited the accompanying balance sheet of Global Gold Corporation (a development stage enterprise) as of December 31, 2002 and the related statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended and for the period from January 1, 1995 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the period January 1, 1995 to December 31, 2002 include amounts for the period January 1, 1995 to December 31, 2001 and for each of the years in the seven-year period ended December 31, 2001, which were audited by other auditors whose reports included explanatory paragraphs describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for the period January 1, 1995 through December 31, 2001, is based solely on the reports of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Gold Corporation as of December 31, 2002 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 1995 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2a to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                                    /s/ Grassi & Co., CPAs, P.C.
                                                    Grassi & Co., CPAs, P.C.
                                                    Certified Public Accountants
March 31, 2003
New York, New York

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Global Gold Corporation

We have audited the accompanying statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows of Global Gold Corporation (a development stage enterprise), for the year ended December 31, 2001 and for the period from January 1, 1995 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the period January 1, 1995 to December 31, 2001 include amounts for the period January 1, 1995 to December 31, 1998 and for each of the years in the four-year period ended December 31, 1998, which were audited by other auditors whose report included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for the period January 1, 1995 through December 31, 1998, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Gold Corporation for the year ended December 31, 2001 and for the period from January 1, 1995 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2a to the financial statements, the Company has incurred significant losses since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2a to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


                                                   /s/ Feldman Sherb & Co., P.C.
                                                   Feldman Sherb & Co., P.C.
                                                   Certified Public Accountants
March 26, 2002
New York, New York

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                                  BALANCE SHEET

                                December 31, 2002

                                     ASSETS

CURRENT ASSETS:
      Cash and cash equivalents                                                                  $            7,784
                                                                                                   -----------------
         TOTAL CURRENT ASSETS                                                                                 7,784

Deferred costs                                                                                               53,502

Investment in securities available for sale                                                                 276,674
                                                                                                   -----------------
                                                                                                 $          337,960
                                                                                                   =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses                                                      $          105,784
      Due to related parties                                                                                 63,932
                                                                                                   -----------------
         TOTAL CURRENT LIABILITIES                                                                          169,716
                                                                                                   -----------------

STOCKHOLDERS' EQUITY:
      Common stock $0.001 par, 100,000,000 shares authorized,
         4,568,114 shares issued and outstanding                                                              4,568
      Additional paid-in capital                                                                          4,844,755
      Deficit accumulated during the development stage                                                   (4,807,485)
      Accumulated other comprehensive income                                                                126,406
                                                                                                   -----------------
         TOTAL STOCKHOLDERS' EQUITY                                                                         168,244
                                                                                                   -----------------
                                                                                                 $          337,960
                                                                                                   =================





   The accompanying notes are an integral part of these financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS


                                                                                                     January 1, 1995
                                                                          Years Ended                    through
                                                                          December 31,                December 31,
                                                                --------------------------------
                                                                    2002              2001               2002
                                                                ---------------    -------------    ----------------

 REVENUES                                                    $               -  $             -  $                -
                                                                ---------------    -------------    ----------------

 EXPENSES:
       Selling, general and administrative                              39,774           19,300           1,362,797
       Legal fees                                                       24,958            7,602             656,253
       Write-off investment in Georgia
          mining interests                                                   -                -             135,723
       Gain on sale of interest in
          Global Gold Armenia                                                -                -            (268,874)
       Gain on sale of interest in
          Sterlite Gold Ltd.                                            (4,619)               -              (4,619)
       Miscellaneous other                                                   -              (70)             18,557
                                                                ---------------    -------------    ----------------
              TOTAL EXPENSES                                            60,113           26,832           1,899,837
                                                                ---------------    -------------    ----------------

 NET LOSS                                                    $         (60,113) $       (26,832) $       (1,899,837)
                                                                ===============    =============    ================

 NET LOSS PER SHARE-BASIC AND DILUTED                        $           (0.01) $         (0.01)
                                                                ===============    =============

 WEIGHTED AVERAGE SHARES OUTSTANDING                                 4,404,641        4,368,114
                                                                ===============    =============




  The accompanying notes are an integral part of these financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

                                                                     Deficit
                                                                   Accumulated           Accumulated       Total
                                                        Additional  During the              Other       Stockholders'
                                          Common Stock    Paid-in   Development Treasury Comprehensive    Equity      Comprehensive
                                        Shares   Amount   Capital     Stage      Stock   Income (Loss)   (Deficit)     Income (Loss)
                                       -------- --------  --------  -----------  ------  -------------  -----------    ------------
 Balance from February 21, 1980
        to December 31, 1994
        (Note 1)                        898,074 $ 89,807  3,147,693  (2,907,648) $    -  $         -    $   329,852

     Adjustment for the restatement
        of par value                          -  (88,909)    88,909           -       -                           -
     Issuance of stock for acquisition
        of Eyre Resources, N.L.       1,000,000    1,000    849,000                                -        850,000
     Proceeds received from private
        placement                       200,000      200    421,373                                         421,573
     Net loss                                -         -          -    (361,345)      -            -       (361,345)
                                       --------  -------- ---------- -----------  ------  -----------    -----------

 Balance at December 31, 1995         2,098,074    2,098  4,506,975  (3,268,993)      -            -      1,240,080

     Warrants exercised                      40                 100                                             100
     Net loss                                                          (668,577)                           (668,577)
                                       --------  -------- ---------- -----------  ------  -----------    -----------

 Balance at December 31, 1996         2,098,114    2,098  4,507,075  (3,937,570)      -            -        571,603

     Issuance of common stock         2,250,000    2,250    222,750                                         225,000
     Net loss                                -         -          -    (690,747)      -            -       (690,747)
                                       --------  -------- ---------- -----------  ------  -----------     ----------

 Balance at December 31, 1997         4,348,114    4,348  4,729,825  (4,628,317)      -            -        105,856

     Net income                                                          34,944                              34,944

                                       --------  -------- ---------- -----------  ------  -----------     ----------
 Balance at December 31, 1998         4,348,114    4,348  4,729,825  (4,593,373)      -            -        140,800

     Purchase of treasury stock              -         -          -           -   (60,000)         -        (60,000)
     Unrealized loss on investment           -         -          -           -       -      (16,000)       (16,000)   $  (16,000)
     Net loss                                -         -          -     (93,826)      -            -        (93,826)      (93,826)
                                       --------  -------- ---------- -----------  ------  -----------     ----------   ------------

 Balance at December 31, 1999         4,348,114    4,348  4,729,825  (4,687,199)  (60,000)   (16,000)       (29,026)   $ (109,826)
                                                                                                                       ============

     Issuance of common stock in
        connection with settlement       20,000       20      1,980                                           2,000
     Cancellation of treasury stock  (1,000,000)  (1,000)   (59,000)              60,000                        -
     Settlement of accrued salary     1,000,000    1,000    161,500                                         162,500
     Sale of warrants                                           650                                             650
     Unrealized loss on investment                                                           (90,000)       (90,000)   $  (90,000)
     Net loss                                -         -          -     (33,341)      -            -        (33,341)      (33,341)
                                       --------  -------- ---------- -----------  ------  -----------     ----------   ------------

 Balance at December 31, 2000         4,368,114    4,368  4,834,955  (4,720,540)      -     (106,000)        12,783   $  (123,341)
                                                                                                                       ============

     Net loss                                -         -          -     (26,832)      -            -        (26,832)  $   (26,832)
     Unrealized loss on investment                                                           (15,000)       (15,000)      (15,000)
                                       --------  -------- ---------- -----------  ------  -----------     ----------   ------------

 Balance at December 31, 2001         4,368,114    4,368  4,834,955  (4,747,372)      -     (121,000)       (29,049)  $   (41,832)
                                                                                                                       ============

     Issuance of common stock for
        compensation                    200,000      200      9,800                                          10,000
     Net loss                                -         -          -     (60,113)      -            -        (60,113)  $   (60,113)
     Unrealized gain on investment                                                           247,406        247,406       247,406
                                       --------  -------- ---------- -----------  ------  -----------     ----------   ------------

 Balance at December 31, 2002         4,568,114 $  4,568 $4,844,755 $(4,807,485) $    -  $   126,406     $  168,244   $   187,293
                                      ========= ======== ==========  ===========  ======  ===========    ===========   ============

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS


                                                                                                             January 1, 1995
                                                                                   Years Ended                    through
                                                                                   December 31,                 December 31,
                                                                          ----------------------------
                                                                              2002             2001                 2002
                                                                          ------------    ------------       ----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                             $  (60,113)   $    (26,832)      $    (1,899,837)
     Adjustments to reconcile net loss
        to net cash used in operating activities:
            Provision for bad debt                                                 -               -                 325,000
            Gain on sale of Armenia mining interests                               -               -                (268,874)
            Write-off of mining investment in Georgia                              -               -                 135,723
            Gain on sale of marketable securities                             (4,619)              -                  (4,619)
            Non cash expenses related to issuance of common stock             10,000               -                 174,500
     Changes in assets and liabilities:
        Organization costs                                                         -               -                  (9,601)
        Accounts receivable and deposits                                           -               -                    (154)
        Accounts payable and accrued expenses                                 23,573            22,852               224,605
                                                                          ------------    ------------       ----------------
 NET CASH USED IN OPERATING ACTIVITIES                                       (31,159)           (3,980)           (1,323,257)
                                                                          ------------    ------------       ----------------

 CASH FLOW FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining interests                                -               -               1,891,155
     Proceeds from sale of First Dynasty Mines, Ltd. interests                50,351                                  50,351
     Investment in certain mining
        interests - net of financing                                               -               -                (153,494)
     Deferred costs - mining interests                                       (53,502)              -                (932,360)
                                                                          ------------    ------------       ----------------
 NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                          (3,151)              -                 855,652
                                                                          ------------    ------------       ----------------

 CASH FLOW FROM FINANCING ACTIVITIES:
     Net proceeds from private
        placement offering                                                        -               -                  421,573
     Due to related party                                                     28,214          13,500                  41,714
     Sale of warrants                                                             -               -                      650
     Warrants exercised                                                           -               -                      100
                                                                          ------------    ------------       ----------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                                    28,214          13,500                 464,037
                                                                          ------------    ------------       ----------------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (6,096)          9,520                  (3,568)

 CASH AND CASH EQUIVALENTS  - beginning of period                             13,880           4,360                  11,352
                                                                          ------------    ------------       ----------------

 CASH AND CASH EQUIVALENTS - end of period                             $       7,784    $     13,880         $         7,784
                                                                          ============    ============       ================


 SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid during the period for:
        Income taxes paid                                              $          -     $         -          $          2,683
                                                                          ============    ============       ================
        Interest paid                                                  $          -     $         -          $         15,422
                                                                          ============    ============       ================





     The accompanying notes are an integral part of these financial statements.

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                          NOTES TO FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

     The accompanying financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through December 31, 2002.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis of Presentation - These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues (other than interest income and the proceeds from the sale of an interest in an Armenian mining venture, and the sale of common stock of marketable securities received as consideration, therewith) while incurring costs in excess of $1,800,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operations. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from the Chilean mining interest acquired by it or other future projects or from its investment in marketable securities. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     b. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c. Fair Value of Financial Instruments - The Company's financial instruments include cash, marketable securities and accounts payable. The Company believes that the carrying amounts of these accounts are reasonable estimates of their fair value because of the short-term nature of such instruments.

     d. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive.

     e. Stock Based Compensation - The Company accounts for employee stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued to Employees". The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation". The Company accounts for all stock transactions other than with employees in accordance with SFAS No. 123, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

     f. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those due to investments by stockholders, changes in paid-in capital and distribution to owners.

     g. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" ("SFAS No.109"). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

     h. Investment in Marketable Securities - The Company's investment in available for sale securities consists of certain equity securities not classified as trading securities nor as securities to be held-to-maturity. Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Declines in fair value on individual available for sale securities below their cost that are other than temporary would result in the write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

     i. Deferred costs - The Company has incurred fees in connection with their acquisition of mining properties. These fees are recorded on the balance sheet as deferred costs. Upon completion of these acquisitions, the Company will capitalize such fees as fixed assets.

     j. Reclassifications - Certain amounts in the prior period financial statements have been reclassified to conform to the current year's presentation.

     k.   New Accounting Standards:

                  - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, which eliminates the amortization for goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the implied fair value of the reporting unit's goodwill is determined by allocating the unit's fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its implied fair value. The adoption did not have an effect on the Company's financial statements.

                  - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
                           - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption did not have an effect on the Company's financial statements.

                  - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No.13, and Technical Corrections." The rescission of SFAS No.4, "Reporting Gains and Losses from Extinguishments," and SFAS No.64, "Extinguishments of Debt made to Satisfy Sinking Fund Requirements," which amended SFAS No.4, will affect income statement classification of gains and losses from extinguishment of debt. SFAS No.4 requires that gains and losses from extinguishment of debt be classified as an extraordinary item, if material. Under SFAS No. 145, if the extinguishment of debt is a routine and recurring transaction by the entity, as in a risk management strategy, then it should not be considered extraordinary under the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," as it does not meet the unusual in nature and infrequency of occurrence criteria in APB Opinion No.
                           30. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, extinguishments of debt shall be classified under the criteria in APB Opinion No. 30. The Company does not expect the provisions of SFAS No.146 to materially affect its financial position and results of operations.

                  - In June 2002, the FASB issued SFAS No.146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred versus the date an entity commits to an exit plan under EITF 94-3. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the provisions of SFAS No.146 to materially affect its financial position and results of operations.


                  - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements.


                  - In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have an impact on the Company's financial statements.

                  - In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an impact on the Company's financial statements.

                  - In December 2001, Accounting Standards Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-6"). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers' purchases of goods and services using trade receivables. SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and the Company has adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on the Company's financial position, results of operations or cash flows.


3.   ACQUISITION OF ARMENIAN MINING INTEREST FROM EYRE

     Pursuant to an Asset Purchase Agreement dated June 1995, the Company acquired from Eyre Resources N.L., ("Eyre") an Australian corporation, all of its potential interest in its Armenian gold mining project (Note 4) and all of Eyre's potential interest in its Georgia gold and copper mining project (Note 5).

     In January 1998, the Company brought an action against Eyre, the Parry-Beaumont Trust, a Singapore trust, and Kevin Parry, individually, in the United States District Court for the Southern District of New York, seeking damages in excess of $81,000,000 arising out of the alleged fraud committed by the defendants.

     The defendants denied such claims and asserted counterclaims against the Company, the Company's Chairman, and the Company's President.

     A settlement was agreed to on October 13, 1999. In the settlement, 1,000,000 common shares of First Dynasty Mines Ltd., which on July 5, 2002 changed its name to Sterlite Gold Ltd., ("Sterlite"), owned by the Company that were received in exchange for the investment in Global Gold Armenia Limited were exchanged for 1,000,000 shares of Common Stock of Global Gold Corporation, 600,000 of which were held by Eyre and 400,000 of which were held by the Parry-Beaumont Trust. All outstanding Warrants held by Eyre and the Parry-Beaumont Trust were canceled as part of the settlement.

     In March 2000, an additional 20,000 shares of the Company's common stock were issued as a final settlement of obligations resulting from the lawsuit.

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

     An agreement was entered into with Sterlite on July 24, 1998, transferring the Company's interest in AGRC in exchange for 4,000,000 Special Warrants exchangeable at no cost into common shares of Sterlite. In 1998 the Company recognized a gain of $268,874 in the exchange.

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


6.   INVESTMENT IN SECURITIES AVAILABLE FOR SALE

     The Company, Global Gold Armenia ("GGA"), a Cayman Island Company, and Sterlite on July 5, 2002, entered into a preliminary agreement dated January 27, 1997, whereby Sterlite agreed to advance funds in stages necessary for the development of the Armenian mining projects.

     The Company and Sterlite entered into a definitive agreement dated May 13, 1997, reflecting the final agreement of the parties with respect to the Armenian mining projects (the "FDM Agreement").

     The Company and GGA, in conjunction with Sterlite, negotiated for AGRC to develop the Zod and Meghradzor mines and concluded the amended Armenian Joint Venture Agreement on September 30, 1997. Sterlite agreed to advance a maximum of $24,510,000 under the FDM Agreement. All funds advanced by Sterlite were to be advanced to GGA as debt, which is convertible into stock of GGA at Sterlite's option, or is automatically converted into such stock under certain circumstances, with $24,510,000 equal to 80% of the capital stock of GGA. Upon obtaining 80% of the capital stock of GGA, or upon making aggregate advances of $24,510,000, Sterlite would be entitled to acquire the remaining 20% of the outstanding capital stock of GGA within 18 months after making such total advances, by issuance of 4,000,000 special warrants.

     On July 24, 1998, Sterlite and the Company entered into an agreement to accelerate the issuance of the 4,000,000 special warrants. The 4,000,000 special warrants are exchangeable into 4,000,000 common shares of Sterlite at no cost within one year or with the public offering of common shares, whichever comes first. The common shares were valued at approximately CND $0.20 on the Toronto Stock Exchange or approximately US $0.13 on August 31, 1998. For reporting purposes, the shares were discounted 50% for absence of a market for the warrants, lack of trading volume and future dilution.

     In September 1999, the warrants were exchanged for 4,000,000 shares of Sterlite common stock.

     In October 1999, as noted in Note 3, the Company reacquired 1,000,000 shares of its outstanding common stock in exchange for 1,000,000 shares of Sterlite owned by the Company. As a result, total stock of Sterlite owned by the Company amounted to 3,000,000 shares.

     The Company has determined that these Sterlite shares are marketable securities to be held for an indefinite period, and has thus classified them available for sale. Unrealized gains or losses on these securities are added to stockholders' equity as accumulated other comprehensive gain or loss.

     During the years ended December 31, 2002, the Company sold 700,000 shares of Sterlite for $50,351 and recorded a profit of $4,619. There were no sales of Sterlite shares in the year ended December 31, 2001. As of December 31, 2002 the Company owned 2,300,000 shares of Sterlite valued at $276,674. In addition, the Company has recorded a comprehensive gain of $126,406 on these marketable securities, included in the Company's statements of changes in stockholders' equity (deficit).

     The Company will retain the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite or any of its affiliates in any exploration project undertaken by them in Armenia.

     In connection with the Sterlite financing, the Company paid a finder's fee of 125,000 shares of its common stock to each of Walker Investments Ltd. and Alpine Holdings Ltd. at $.10 per share which approximated fair market value as determined by management at the time.


7.   DUE TO RELATED PARTIES

     Due to related parties of $63,932 represents non-interest bearing advances from officers/stockholders of the Company, which are due on demand.


8.   PRIVATE PLACEMENT MEMORANDUM

     Pursuant to a Confidential Private Placement Memorandum dated May 17, 1995, as amended (the "1995 Offering"), the Company issued $500,000 of 10% Convertible Notes due December 31, 1996. Expenses in connection with the Offering were $78,427.

     Each $1,000 Convertible Note, entitled the holder to 400 shares of common stock and warrants to purchase 800 shares of common stock at an adjusted exercise price of $.50 per share at any time before December 31, 1998. The exercise price was subsequently reduced to $.125 per share to reflect the current market valuation as determined by management and the exercise date was extended to December 31, 1999. The exercise date was further extended to December 31, 2000 at which time the warrants expired.

     In accordance with the Offering, interest was not payable on the Convertible Notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of Convertible Notes were exchanged for 200,000 shares of Common Stock, as computed after the Reverse Split (see Note 11).

9.   OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION
     RIGHTS

     Management currently consists of two individuals: the Chairman, Chief Executive Officer and Treasurer of the Company (the "Chairman") who has been a stockholder since 1981 and was previously the Company's President, and the current President of the Company (the "President") who was hired in April 1995 to oversee mining and related financing activities.

     In March 2000, the Company paid the Chairman accrued salary from prior years of $162,500 by issuing 1,000,000 shares of its common stock out of its Treasury shares.

     The Company entered into four-year Employment Agreements with both the Company's Chairman and its President commencing as of July 1, 2002, and terminating on June 30, 2006. Pursuant to these agreements, the Company agreed to deliver to each of these officers 100,000 shares of its Common Stock as base compensation for each year during the four-year term, subject to an adjustment each year, as determined by the Board of Directors (i) in an amount equal to the increase in the consumer price index or (ii) up to 10% of the then base compensation. On October 31, 2002, the Company issued 100,000 shares of common stock, valued at $0.05 per share, to both the Chairman and President as compensation for the year 2002. Such expense was reflected in the Statement of Operations for the year ended December 31, 2002. In addition, each officer is entitled to annual bonus compensation under any bonus plan as determined by the Board of Directors.

     The Company, on February 1, 2003, entered into Amended and Restated Employment Agreements with both the Chairman and President that modified the existing four-year Employment Agreements that commenced on July 1, 2002. Each Amended and Restated Employment Agreement provides for base compensation of $100,000 per year (subject to payment as cash flow permits) and the grant of 900,000 shares as a stock award subject to a substantial risk of forfeiture if either terminates their employment with the Company (other than by death or disability) over the 41-month term of the agreement. On February 21, 2003, the Company issued the 900,000 shares to both officers of the Company. These shares are to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors.

10.  INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2002, the Company had net deferred tax assets of $666,000. The Company has recorded a valuation allowance for the full amount of the net deferred tax assets.

     The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2002:


Net operating loss carryforwards             $          666,000
Valuation allowance                                    (666,000)
                                                  ---------------
Net deferred tax asset recorded              $                -
                                                  ===============

The provisions for income taxes for the years ended December 31, 2002 and 2001 differ from the amounts computed by applying the statutory Federal income tax rate to the loss before income taxes as follows:


                                                                        Years ended December 31,
                                                                       ----------------------------
                                                                          2002            2001
                                                                       ------------    ------------
Income tax benefit computed at the Federal statutory rate              $   (15,000)    $    (9,000)

Deductions for which no benefit is recognized                               15,000           9,000
                                                                       ------------    ------------
Provision for income taxes                                             $         -     $         -
                                                                       ============    ============

The Company has net operating loss carryforwards for tax purposes of approximately $1,960,000 at December 31, 2002 expiring at various dates from 2003 to 2022. A significant portion of these carryforwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

11. STOCKHOLDERS' EQUITY (DEFICIT)

         a. Reverse stock split - The Company filed a Certificate of Amendment to the Certificate of Incorporation with respect to a 1 for 10 reverse split with the Delaware Secretary of State on December 31, 1996. Such step was taken by the written consent of the holders of a majority of the Company's issued and outstanding shares of common stock.

         b. Treasury stock - As part of the settlement with Eyre and the Parry-Beaumont Trust (Note 3), 1,000,000 shares of Sterlite common stock, owned by the Company with a market value of $60,000 as October 13, 1999, were exchanged for 1,000,000 shares of the Company's common shares, of which 600,000 shares were held by Eyre and 400,000 shares were held by the Parry-Beaumont Trust. Upon exchange the Company classified their shares as treasury stock.

                  On March 15, 2000, the Company issued 1,000,000 restricted shares of its common stock out of its treasury to the Company's Chairman and Chief Executive Officer, Drury Gallagher, for accrued salary of $162,500 or $0.1625 per share.

         c. On October 31, 2002, the Company issued 100,000 shares of its common stock to each of the Chairman and President of the Company, as payment of salaries payable under terms of their Employment Agreements dated as of July 1, 2002 (Note 9).

         d.       Stock Warrants and Options

                  - On October 31, 2000, the Company sold, for $0.005 per share, warrants to purchase 130,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, expiring on October 31, 2005, as amended.

                  - On October 31, 2000, the Company granted warrants to purchase 100,000 shares of the Common Stock of the Company at an exercise price of $0.25 per share, expiring on October 31, 2005, as amended, to each of Drury J. Gallagher, the Company's Chairman and Robert
                           A. Garrison, the Company's President, in consideration of their prior services to the Company.

                  - The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. These options expire five years from the date of issuance. As of December 31, 2002, there were 200,000 stock awards available under the Plan for future issuance.

                  - The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2002 and December 31, 2001, respectively.

                                                             WARRANTS                           OPTIONS
                                                   ------------------------------    ------------------------------
                                                      Shares          Weighted          Shares          Weighted
                                                                      Average                           Average
                                                    Underlying        Exercise        Underlying        Exercise
                                                     Warrants          Price           Options           Price
                                                   -------------    -------------    -------------    -------------
        Outstanding at December 31, 2000                330,000  $          0.25                -  $             -
           Granted                                            -                -                -                -
           Canceled                                           -                -                -                -
           Exercised                                          -                -                -                -
                                                   -------------    -------------    -------------    -------------
        Outstanding at December 31, 2001                330,000  $          0.25                -  $             -
           Granted                                            -                -          300,000             0.11
           Canceled                                           -                -                -                -
           Exercised                                          -                -                -                -
                                                   -------------    -------------    -------------    -------------
        Outstanding at December 31, 2002                330,000  $          0.25          300,000  $          0.11
                                                   =============    =============    =============    =============


          The following is additional information with respect to the Company's options and warrants as of December 31, 2002:


                                WARRANTS OUTSTANDING                                         WARRANTS
                                                                                            EXERCISABLE
        ---------------------------------------------------------------------    ----------------------------------
           Exercise          Number of           Weighted         Weighted         Number of           Weighted
                            Outstanding          Average                          Exercisable
                               Shares           Remaining          Average          Shares
                             Underlying        Contractual        Exercise        Underlying           Average
            Price             Warrants             Life             Price          Warrants         Exercise Price
        --------------     ---------------    ---------------    ------------    --------------     ---------------
           $ 0.25                 330,000       2.83 years         $ 0.25              330,000          $ 0.25


                                                                                              OPTIONS
                                OPTIONS OUTSTANDING                                         EXERCISABLE
        ---------------------------------------------------------------------    ----------------------------------
           Exercise          Number of           Weighted         Weighted         Number of           Weighted
                            Outstanding          Average                          Exercisable
                               Shares           Remaining          Average          Shares
                             Underlying        Contractual        Exercise        Underlying           Average
            Price             Options              Life             Price           Options         Exercise Price
        --------------     ---------------    ---------------    ------------    --------------     ---------------
           $ 0.11                 300,000       4.50 years         $ 0.11                    -           $ -

          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma information regarding net loss and net loss per share is presented below as if the Company had accounted for its employee stock options under the fair value method using SFAS No. 123; such pro-forma information is not necessarily representative of the effects on reported net loss for future years due primarily to option vesting periods and to the fair value of additional options in future years.

                           Had compensation cost for the options been determined using the methodology prescribed under the Black-Scholes option pricing model, the Company's net loss and loss per share would have been $53,166 and $.01, respectively, for the year ended December 31, 2002. There were no options issued in the year ended December 31, 2001.

                           Assumptions used for the pro-forma above information are: expected dividend yield of 0%, risk free interest of 5.7%, expected option lives of 2 years and expected volatility of 100%. Based on these assumptions the weighted average fair value of stock options granted during the year ended December 31, 2002 was $0.07 per share.


12.       AGREEMENTS

          On October 28, 2002 the Company entered into an agreement on cooperation and confidentiality and to negotiate with Sipan Limited, an Armenian company, for the purchase of the Lichvaz - TEI and Terterasar gold/silver properties in southern Armenia. No purchase price has been agreed upon.


13.       SUBSEQUENT EVENTS

          a.) On January 15, 2003, the Company entered into an option/purchase/lease agreement with Alfred Soto Torino and Adrian Soto Torino for the purchase of copper and gold properties in Chile for a total purchase price of $400,000 US$ payable over four years at $25,000 US$ per quarter for four years, commencing on March 31, 2003, of which payment was made. In addition to the purchase price, a royalty of $1 US$ per ounce is to be paid quarterly on all ounces of gold produced in excess of 500,000 ounces, provided that the average price of gold per quarter exceeds U.S. $310 per ounce as measured by the London Metal Exchange. Under such agreement, the Company has the right to develop the property under the lease thereof. Upon expiration of four years from the date of such agreement, or sooner at the Company's option, the Company can exercise its option to acquire the title to the property, subject to the above royalty obligation.

               The Chilean properties consists of approximately 1100 acres in total, including the Candelaria 1 to 3, Santa Candelaria 1 to 8 and the Torino I mining claims 1 to 7 and the Torino II mining claims 1 to 11. The Company has not yet developed a feasibility report for the development of these properties, and has not yet ascertained the amount of the proven or probable reserves of gold, copper and other minerals on the property, if any.


          b.) On March 17, 2003, the Company entered into an agreement with SHA, LLC, an Armenian limited liability company, for the acquisition of the Hankavan mine, a gold and copper mine located in Armenia, for a total purchase price of $150,000 US$ (or $175,000 if an additional mining property is also transferred) payable in installments. Under such agreement, the Company has the option, exercisable within 45 days from March 17, 2003, to acquire either (i) the exclusive license, permits, and all rights related to such mine, or (ii) all of the ownership shares of SHA and any other entity which may hold rights to such mine.

               The Hankavan mine deposit is located in central Armenia between Vanadzor and Meghradzor north of the Marmarik River. The Company has not yet developed a feasibility report for the development of the properties, and has not yet determined the amount of proven or probable reserves of gold, copper and other minerals on the property, if any.

          c.) Pursuant to a Confidential Private Placement Memorandum dated November 15, 2002 (the "2002 Offering"), the Company offered to sell up to 1,000,000 shares of its common stock at $0.25 per share. In January and February 2003, the Company sold 350,000 shares of its Common Stock at a price of $0.25 per share and raised total proceeds of $87,500. In addition, the Company granted another 100,000 shares, valued at $0.25 per share under the 2002 Offering, for services previously performed for the Company. All such shares under the 2002 Offering have not been issued as of March 31, 2003.

          d.) In January 2003, the Company sold to an individual 500,000 shares of common stock for $0.05 per share, for total proceeds of $25,000. These shares have a reduced price as an inducement for future funding services that the Company desires to be performed from such individual.

                                  EXHIBIT INDEX


                                                              FORMER
EXHIBIT NO.     EXHIBIT NO.                        DESCRIPTION OF EXHIBIT

   3.1              1        Certificate of Incorporation, as amended.* (1)

   3.2              2                           By Laws*(1)

   3.3 Certificate of Renewal and Revival of Certification of Incorporation dated as of January 23, 2003**

   4.1             21        Promissory Note of the Registrant dated December 1,
                             1995 in the principal amount of $100,000 *(2)

   4.2             22        Promissory Note of the Registrant dated as of
                             December 1, 1995 in the principal amount of $100,000 *(2)

   4.3             29        Promissory Note of Global Gold Armenia Limited
                             dated as December 1, 1995 in the principal amount of $802,740 *(2)

   4.4             30        Promissory Note of Global Gold Georgia Limited
                             dated as of December 1, 1995 in the principal amount of $47,260 *(2)

   4.5             43        Debenture of Global Gold Armenia Limited issued to
                             First Dynasty Mines Ltd. dated February 3, 1997, including Guarantee thereof by the Registrant *(3)

  10.1             3         Certificate of Merger between the Registrant and
                             Everest Petroleum Inc. *(1)

  10.2             4         Agreement of Merger between the Registrant and
                             Everest Petroleum Inc.*(1)

  10.3             5         Asset Purchase Agreement between the Registrant and
                             Eyre Resources N.L. dated as of June 30, 1995 *(1)

  10.4             6         Form of 1995 Stock Option Plan + *(1)

  10.5             7         Letter Agreement between Registrant, Eyre Resources
                             N.L. and Robert A. Garrison + *(1)

  10.6             8         Employment Agreement between the Registrant and
                             Drury J. Gallagher dated as of July 1, 1995 + *(2)

  10.7             9         Employment Agreement between the Registrant and
                             Robert A. Garrison dated as of July 1, 1995 + *(2)

  10.8             10        Employment Agreement between Autosport (Asia) Pte.
                             Ltd. and Robert A. Garrison dated as of July 1,
                             1996 +*(2)

  10.9             11        Stock Option Agreement between the Registrant and
                             Drury J. Gallagher dated as of July 1, 1995 with respect to the grant of 1,000,000 shares of the Company's Common Stock +*(2)

  10.10            12        Stock Option Agreement between the Registrant and
                             Drury J. Gallagher dated as of July 1, 1995 with respect to the grant of 487,500 shares of the Company's Common Stock + *(2)

  10.11            13        Stock Option Agreement between the Registrant and
                             Drury J. Gallagher dated as of July 1, 1995 with respect to the grant of 12,500 shares of the Company's Common Stock +*(2)

  10.12            14        Stock Option Agreement between the Registrant and
                             Robert A. Garrison dated as of July 1, 1995 with respect to the grant of 487,500 shares of the Company's Common Stock +*(2)

  10.13            15        Stock Option Agreement between the Registrant and
                             Robert A. Garrison dated as of July 1, 1995 with respect to the grant of 12,500 shares of the Company's Common Stock +*(2)

  10.14            16        Stock Appreciation Rights Agreement between the
                             Registrant and Drury J. Gallagher dated July 21,
                             1995 +*(2)

  10.15            17        Stock Appreciation Rights Agreement between the
                             Registrant and Robert A. Garrison dated July 21,
                             1995 + *(2)

  10.16            18        Assignment and Assumption Agreement between Eyre
                             Resources N.L. and Global Gold Armenia Limited dated December 1, 1995 *(2)

  10.17            19        Assignment and Assumption Agreement between Eyre
                             Resources N.L. and Global Gold Georgia Limited dated December 1, 1995 *(2)

  10.18            20        Assignment and Assumption Agreement between Eyre
                             Resources N.L. and Global Gold Australia Limited dated December 1, 1995 *(2)

  10.19            23        Stockholders Agreement by and among the Registrant,
                             Eyre Resources N.L., the Parry Beaumont Trust,
                             Drury J. Gallagher, Francis A. Hayman, John Hayman,
                             Howard G. Seitz and George L. Ryan dated December
                             1, 1995 *(2)

  10.20            24        Guarantee and Indemnification Agreement of the
                             Registrant dated December 1, 1995 *(2)

  10.21            25        Warrant Agreement to purchase 20,000 shares of the
                             Registrant's Common Stock dated December 1, 1995
                             issued to David Steadly *(2)

  10.22            26        Warrant Agreement to purchase 20,000 shares of the
                             Registrant's Common Stock dated December 1, 1995
                             issued to Karekin Arzoomanian *(2)

  10.23            27        Form of Warrant Agreement issued to 20 purchasers
                             of the Registrant's 10% Convertible Notes pursuant to the Confidential Private Placement Memorandum dated May 17, 1995, as amended *(2)

  10.24            28        Restructuring Agreement dated as of December 1,
                             1995 by and among the Registrant, Global Gold
                             Armenia Ltd., Global Gold Georgia Ltd., Global Gold
                             Australia Ltd., Eyre Resources N.L., and the Parry-
                             Beaumont Trust *(2)

  10.25            31        Amended Employment Agreement between the Registrant
                             and Robert A. Garrison dated as of April 11, 1996
                             *(2)

  10.26            32        Agreement No. 1 by and between the Registrant,
                             London & International Mercantile Limited and HCL
                             Communications Ltd. *(3)

  10.27            33        Agreement No. 2 by and between the Registrant,.
                             London & International Mercantile Limited and HCL
                             Communications Ltd. *(3)

  10.28            34        Warrant Agreements to purchase 2,000,000 shares of
                             the Registrant's Common Stock issued to London &
                             International Mercantile Limited and HCL
                             Communications Ltd. under Agreement No. 1 with such party. *(3)

  10.29            35        Warrant Agreements to purchase 2,000,000 shares of
                             the Registrant's Common Stock issued to London &
                             International Mercantile Limited and HCL
                             Communications Ltd. under Agreement No. 2 with such party. *(3)

  10.30            36        Assignment and Assumption Agreement between the
                             Registrant and Global Gold Armenia Limited dated as of July 30, 1996. *(3)

  10.31            37        Stock Option Agreement between the Registrant and
                             Drury J. Gallagher dated as of July 19, 1996, as amended on November 4, 1996 + *(3)

  10.32            38        Stock Option Agreement between the Registrant and
                             Robert A. Garrison dated as of July 19, 1996, as amended on November 4, 1996 + *(3)

  10.33            39        Restructuring Agreement dated December 4, 1996 by
                             and among the Registrant, Eyre Resources N.L. and the Parry-Beaumont Trust *(3)

  10.34            40        Certificate of Amendment to the Certificate of
                             Incorporation of the Registrant filed with the Delaware Secretary of State on December 31, 1996
                             *(3)

  10.35            41        Unanimous Written Consent of the Board of Directors
                             of the Registrant dated as of January 3, 1997, approving the transfer of 1,000,000 shares of the Registrant's Common Stock to each of Drury J.
                             Gallagher and Robert A. Garrison+ *(3)

  10.36            42        Letter Agreement by and among the Registrant,
                             Global Gold Armenia Limited and First Dynasty Mines
                             Ltd.*(3)

  10.37            44        Global Gold Armenia Limited Charge Over Shares
                             issued to First Dynasty Mines Ltd. dated February
                             3, 1997 *(3)

  10.38            45        Form of Amendments No. 2, 3 and 4 to Warrant
                             Agreement issued to the purchasers of the Registrant's 10% Convertible Notes pursuant to the
                             Confidential Private Placement Memorandum dated
                             May 17, 1995, as amended *(3)

  10.39            46        Definitive Agreement by and among the Registrant,
                             Global Gold Armenia Limited and First Dynasty Mines
                             Ltd. dated as of May 13, 1997 *(3)

  10.40            47        First Amendment to the Definitive Agreement by and
                             among the Registrant, Global Gold Armenia Limited and First Dynasty Mines Ltd. dated as of October
                             10, 1997 *(4)

  10.41            48        Restated Employment Agreement between the
                             Registrant and Drury J. Gallagher dated as of July
                             1, 1997 + *(4)

  10.42            49        Restated Debenture of Global Gold Armenia Limited
                             issued to First Dynasty Mines Ltd. dated October 3,
                             1997, including Guarantee thereof issued by the Registrant *(4)

  10.43            50        Form of Amendment No. 5 to Warrant Agreement
                             issued to the purchasers of the Registrant's 10%
                             Convertible Notes pursuant to the Confidential
                             Private Placement Memorandum dated May 17, 1995, as amended *(4)

  10.44            51        Letter Agreement dated July 24, 1998 between Global
                             Gold Corporation, First Dynasty Mines Ltd. and
                             Global Gold Armenia Ltd. and Robert A. Garrison
                             +*(5)

  10.45            52        Release dated as of August 31, 1998 given to Global
                             Gold Corporation with respect to its guaranty of Debenture of Global Gold Armenia Limited and the
                             Change Over Shares issued to First Dynasty Mines
                             Ltd.* (5)

  10.46            53        Share Transfer Certificate with respect to the
                             transfer of shares of shares of First Dynasty Mines
                             Armenia Limited (formerly known as Global Gold
                             Armenia Limited) to First Dynasty Mines (USA) LLC dated August 31, 1998* (5)

  10.47            54        Joint Acknowledgement by First Dynasty Mines
                             Armenia Limited and Robert A. Garrison dated August
                             31, 1998+* (5)

  10.48            55        Joint Acknowledgement between First Dynasty Mines
                             Ltd., First Dynasty Mines Armenia Limited and First
                             Dynasty Mines (USA) LLC and the Registrant dated
                             August 31, 1998 terminating all rights under the Shareholders Agreement between the parties* (5)

  10.49            56        Special Warrants to purchase 4,000,000 shares of
                             common stock of First Dynasty Mines Ltd. issued to the Registrant* (5)

  10.50            57        Special Warrants to purchase 500,000 shares of
                             common stock of First Dynasty Mines Ltd. issued to the Registrant* (5)

  10.51            58        Special Trust Indenture dated as of August 31, 1998
                             between first Dynasty Mines Ltd. and CIBC Mellon
                             Trust Company providing for the issue of special warrants to purchase common stock of First Dynasty
                             Mines Ltd. issued to the Registrant and Robert A.
                             Garrison* (5)

  10.52            59        Form Amendment No. 6 to Warrant Agreement issued
                             to the purchasers of the Registrant's 10%
                             Convertible Notes pursuant to the Confidential
                             Private Placement Memorandum dated May 17, 1995, as amended*(6)

  10.53 Employment Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 2002.*+

  10.54 Employment Agreement between the Registrant and Robert A. Garrison dated as of July 1, 2002.*+

  10.55 Stock Option Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 2002 with respect to the grant of 150,000 shares of the Registrant's Common Stock.*+

  10.56 Stock Option Agreement between the Registrant and Robert A. Garrison dated as of July 1, 2002 with respect to the grant of 150,000 shares of the Registrant's Common Stock.*+

  10.57 Form of Amendment to Warrant Nos, U-1, U-2, U-3, U-4 and U-5 dated as of December 31, 2002.**

  10.58 Amended and Restated Employment Agreement between the Registrant and Drury J. Gallagher dated as of February 1, 2003.**+

  10.59 Amended and Restated Employment Agreement between the Registrant and Robert A. Garrison dated as of February 1, 2003.**+

  10.60 Purchase, Option, Lease, Mandate and Prohibition to Lien and Alienate Contract by and among the Registrant and Alfredo Soto Torino and Adrian Soto Torino dated January 15, 2003.**

  10.61 Purchase, Option, Lease, Mandate and Prohibition to Lien and Alienate Contract by and among the Registrant and Alfredo Soto Torino and Adrian Soto Torino, as amended, dated March 3, 2003.**

  10.62 Agreement between the Registrant and SHA Armenia LLC dated as of March 17, 2003.**

  27.1                       Financial data schedule*

  99.1                       Certification of Chief Executive Officer**

  99.2                       Certification of Chief Financial Officer**

         -----------------------

         *(1) Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSB filed for the fiscal year ended December 31, 1994.

         *(2) Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSB filed for the fiscal year ended December 31, 1995.

         *(3) Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSB filed for the fiscal year ended December 31, 1996.


         *(4) Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSB filed for the fiscal year ended December 31, 1997.

         *(5) Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSB filed for the fiscal year ended December 31, 1998.


         **       Filed herewith

         +        Management contract or compensation plan or arrangement

                                                                     Exhibit 3.3

                      CERTIFICATE OF RENEWAL AND REVIVAL OF
                          CERTIFICATE OF INCORPORATION
                                       OF
                             GLOBAL GOLD CORPORATION

              It is hereby certified that:

              1. The name of the corporation (hereinafter the "corporation") is:

                 Global Gold Corporation

              2. The corporation was organized under the provisions of the General Corporation Law of the State of Delaware. The date of filing of its original certificate of incorporation with the Secretary of State of the State of Delaware (under its then name of Triad Energy Corp.) is February 21, 1980.

              3. The address of the registered office of the corporation in the State of Delaware and the name of the registered agent at such address are as follows: Corporation Service Company, Wilmington, Delaware 19808.

              4. The corporation hereby procures a renewal and revival of its certificate of incorporation, which became inoperative by law on March 1, 1997 for failure to file annual reports and non-payment of taxes payable to the State of Delaware.

              5. The certificate of the corporation, which provides for and will continue to provide for, perpetual duration, shall, upon the filing of this Certificate of Renewal and Revival of the Certificate of Incorporation in the Department of State of the State of Delaware, be renewed and revived and shall become fully operative on February 28, 1997.

              6. This Certificate of Renewal and Revival of the Certificate of Incorporation is filed by authority of the duly elected directors as prescribed by Section 312 of the General Corporation Law of the State of Delaware.

         Signed and attested to on January 23, 2003


                                                GLOBAL GOLD CORPORATION

                                                By:
                                                   -----------------------
                                                Drury J. Gallagher, Chairman and
                                                         Chief Executive Officer

                                                                   EXHIBIT 10.57

                         AMENDMENT TO WARRANT NO. U-____

                                    ISSUED BY

                             GLOBAL GOLD CORPORATION

     Warrant No. U-___ issued by Global Gold Corporation (the "Warrant") on October 31, 2000, is hereby amended as follows:

                  1. The first paragraph of the Warrant is hereby amended to substitute the following paragraph in lieu of the paragraph appearing therein:

                  "Global Gold Corporation, a Delaware corporation (the "Company"), hereby certifies that, for value received, ____________________ _________________________________, or registered permitted assigns, is entitled, subject to the terms set forth below, to purchase from the Company at any time or from time to time before 5:30 P.M., Eastern Standard Time, on October 31, 2005, _______ fully paid and nonassessable shares of Common Stock, $.001 par value, of the Company, at a purchase price per share of $0.25 (such purchase price per share as adjusted from time to time as herein provided is referred to herein as the "Purchase Price"). The number and character of such shares of Common Stock and the Purchase Price are subject to adjustment as provided herein."

                  2. Section 20 of the Warrant is hereby amended to read as follows:

                  "The right to exercise this Warrant shall expire at 5:30 p.m., Eastern Standard Time, on October 31, 2005."

                  3. Except as otherwise set forth herein, all of the other terms and conditions of the Warrant shall remain in full force and effect.


Dated: As of December 31, 2002                      GLOBAL GOLD CORPORATION



                                                    By:_________________________
                                                    Drury J. Gallagher, Chairman
                                                    and Chief Executive Officer

                                                                   Exhibit 10.58

                              AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT



     AGREEMENT dated as of the 1st day of February, 2003 between Global Gold Corporation, a Delaware corporation (the "Corporation"), and Drury J. Gallagher, an individual residing at 107 Eakins Road, Manhasset, New York 11030 (the "Employee") (the "Agreement").

                              W I T N E S S E T H :
                               - - - - - - - - - -

     WHEREAS, the Corporation and the Employee entered into a three-year employment agreement effective as of July 1, 1997 and which terminated on June 30, 2000;

     WHEREAS, the Corporation needs the active service of the Employee in light of the Corporation's renewed efforts to obtain and exploit gold mining projects;

     WHEREAS, the Corporation and the Employer entered into a four-year employment agreement dated as of July 1, 2002 (the "Employment Agreement");

     WHEREAS, the Corporation and the Employee desire to enter into an amended and restated employment agreement, which supersedes the Employment Agreement, on the terms and conditions hereinafter set forth;

                  NOW, THEREFORE, the parties hereto agree as follows:

     1. DUTIES.


     (a) The Corporation hereby employs the Employee, and the Employee hereby accepts and agrees to such employment, as Chairman and Chief Executive Officer and, in such capacity, to be responsible for overseeing, supervising and participating in the day-to-day activities of the Corporation. The Employee shall, subject to the supervision and control of the Board of Directors of the Corporation, perform such executive duties and exercise such supervisory powers over and with regard to the business of the Corporation and its present and future subsidiaries, consistent with such position, and such additional duties as specified in the Corporation's By-Laws or as may be assigned to him from time to time by the Board of Directors of the Corporation.

     (b) The Employee agrees to devote 60% of his available business time to the performance of his duties hereunder, or 1,200 hours per each 12-month period. The Employee may provide services to other organizations, on a compensation or pro bono basis, provided that such services do not constitute more than 40% of his available business time.

     2. TERM. The term of this Agreement shall be for a period of four years commencing on July 1, 2002 and ending on June 30, 2006, and shall be automatically renewed for consecutive one-year periods thereafter unless (a) terminated by the Employee on 120 days written notice prior to the expiration of the initial term hereof, (b) terminated by either party on 120 days written notice prior to the expiration of the fourth year hereof or any year thereafter or (c) sooner terminated as otherwise provided herein.

     3. COMPENSATION.

     (a) Base Compensation. In consideration for the services rendered by the Employee under this Agreement, the Corporation shall transfer and deliver to the Employee as base compensation for the three-year and five-month remaining term of this Agreement commencing on February 1, 2003 and ending on June 30, 2006 a total of 900,000 shares of its common stock pursuant to the terms of the Restricted Stock Award attached hereto as Exhibit A, which have a fair market value of $0.05 per share as determined by the Corporation (the "Restricted Stock Award"). The Employee acknowledges receipt of the delivery of 100,000 shares of the Corporation's common stock pursuant to the Employment Agreement as base compensation for the seven-month period ending January 31, 2003. In addition to the foregoing, the Corporation shall pay to the Employee, as base compensation, the sum of $100,000 for each 12-month period commencing on and after July 1, 2003 during the term of this Agreement, payable in equal monthly installments of $8,333.33 on the 15th day of each month, provided that the Corporation shall not be required to make such payment if the Corporation lacks the financial resources or adequate cash flow to do so, as determined by the Board of Directors of the Corporation pursuant to a unanimous written consent. If such sum of $100,000 or portion thereof is not paid when due, such sum in question shall accrue without interest, but any sum accrued during the 12-month period ended June 30, 2004 shall become due and payable on June 30, 2005, and any sum due accrued during the period ended June 30, 2005 or June 30, 2006 shall become due and payable on June 30, 2006.

     (b) Bonus Compensation. In addition to the foregoing compensation, the Employee shall be entitled to receive annual bonus compensation ("Annual Bonus") in an amount determined in accordance with any bonus plan approved by the Board of Directors, or any committee thereof duly authorized by the Board to make such determination, based upon qualitative and quantitative goals determined by the Board of Directors, or such committee thereof, in its sole discretion, as the case may be. Any Annual Bonus shall be subject to all applicable tax withholdings.

     (c) In the event that the Employee voluntarily elects not to work 60% for the Corporation as contemplated hereunder, both his base compensation, and bonus compensation, if any, to which he would otherwise have been entitled, set forth in Section 3(a) and (b) shall be reduced to the amount computed by multiplying such base compensation and bonus entitlement by the ratio of the number of hours worked during such 12-month period to 1,200 hours.

     (d) Change of Control.

           (i) If during the term of this Agreement, there shall occur a Change of Control of the Corporation (as defined herein), the Employee may terminate his employment hereunder at any time during the term of this Agreement, in which case he shall be entitled to receive a payment equal to 2.95 times the Employee's average annual compensation paid by the Company within the meaning of
Section 280(G)(d)(1) of the Internal Revenue Code of 1986, as amended, during the four-year period (or, if he has worked less than four years hereunder, such shorter period) immediately preceding the date of his termination of employment (the "Severance Payment"), provided, however, that such Severance Payment shall be reduced if and only to the extent necessary to avoid the imposition of an excise tax on such Severance Payment under Section 4999 of the Internal Revenue Code of 1986, as amended. The Severance Payment shall be payable to Employee within 30 days after the occurrence of a Change of Control.

           (ii) (A) For purposes hereof, the term "Change of Control" shall mean an event or series of events that would be required to be described as a change in control of the Corporation in a proxy or information statement distributed by the Corporation pursuant to Section 14 of the Securities Exchange Act of 1934 in response to Item 6(e) of Schedule 14A promulgated thereunder, or any substitute provision which may hereafter be promulgated thereunder or otherwise adopted.

                (B) (1) Notwithstanding anything contained in this Section 3(d) to the contrary, a "Change of Control" shall be deemed to occur upon

                    (a) (i) the sale of all or substantially all of the Corporation's assets or (y) a merger (including a merger in which the Corporation is the surviving corporation) or consolidation of the Corporation with one or more corporations or entities, as a result of which in each such case the Corporation's voting securities outstanding immediately before such sale, merger or consolidation represent less than 50% of the combined voting power of voting securities of the Corporation or the surviving entity outstanding immediately after such sale, merger or consolidation; or

                        (ii) any "person", as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or persons acting in concert (other than Drury J. Gallagher, Robert A. Garrison, Van Z. Krikorian or any of their affiliates) become the "beneficial owner" or "beneficial owners" (as defined in Rule 13d-3 under the Exchange Act, or any successor rule or regulation thereto as in effect from time to time), directly or indirectly, of the Corporation's securities representing more than 50% of the combined voting power of the Corporation's then outstanding securities, pursuant to a plan of such person or persons to acquire such a controlling interest in the Company, whether pursuant to a merger (including a merger in which the Corporation is the surviving corporation), an acquisition of securities or otherwise, except that this Section 3(d)(ii)(B)(1)(a)(ii) shall not apply to any person who provides financing to the Corporation or any of their affiliates, pursuant to a private placement transaction or otherwise; and

                    (b) a transaction shall not constitute a Change of Control if its sole purpose is to change the state of the Corporation's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Corporation's securities immediately before such transaction.

     4. WORKING FACILITIES. The Corporation shall not be required to provide an office for the Employee for the performance of his services hereunder, but will provide such other facilities and services commensurate with his position as Chairman and Chief Executive Officer of the Corporation, as are reasonably necessary for the performance of his duties hereunder, as determined by the Board of Directors of the Corporation.

     5. REIMBURSEMENT OF BUSINESS EXPENSES. The Employee is authorized to incur reasonable expenses in connection with the conduct of the Corporation's business, including, without limitation, expenses for the Employee's travel, lodging and business entertainment in accordance with the Corporation's customary practice and subject to the general limitations thereof set forth in the annual or more frequent budgets adopted by the Corporation from time to time. The Corporation will promptly reimburse the Employee for such expenses upon the presentation by the Employee, from time to time, of an itemized account of such expenditures together with vouchers or receipts in substantiation thereof.

     6. BENEFITS. During the term of this Agreement, any benefits made available to officers or employees of the Corporation under any pension plan, profit sharing plan, employee stock purchase plan, stock bonus plan, incentive stock option plan, stock appreciation plan, deferred compensation plan, insurance plan, health plan, welfare plan, long-term disability plan or otherwise shall be made available to the Employee, taking into account the Employee's level of compensation, past services, scope of responsibility and such other factors as are customarily used to evaluate executive performance and compensation under such plans.

     7. VACATIONS. The Employee shall be entitled each year during the term of this Agreement to a vacation period of four weeks during which period all compensation, benefits, and other rights to which the Employee is entitled hereunder shall be provided in full. Such vacation may be taken, in the Employee's discretion, at such time or times as are not inconsistent with the reasonable business needs of the Corporation. During the term of this Agreement, the vacation time provided for herein shall not be cumulative to the extent not taken by the Employee during a given year. In the event that the vacation time provided hereunder has not been taken during the 12-month period prior to the termination or expiration of this Agreement for any reason other than those set forth in Section 8(a) hereof, the Corporation shall pay the Employee, in addition to any other benefits due to the Employee hereunder, an amount equal to the number of weeks (or fraction thereof) of vacation time not so taken during such period multiplied by an amount equal to the result obtained by dividing (x) the then base salary in effect on the Termination Date (as defined in Section 8(e) hereof) by (y) 52.

     8. TERMINATION.

     (a) Early Termination by Corporation for Cause. During the term of this Agreement, the Employee's employment may be terminated by the Corporation for Cause (as defined herein) only by the affirmative vote of 100% of all of the members of the Board of Directors of the Corporation then holding office (without counting any vote of the Employee whose services are sought to be terminated, if the Employee is then a member of the Board of Directors) on 30 days prior written notice by means of a Notice of Termination, and an opportunity for the Employee, accompanied by counsel of his choice, to address the full Board of Directors, that one of the following conditions exists or one of the following events has occurred (each of which is defined as "Cause"):

              (i) Wrongful act or acts on the part of the Employee which caused material damage to the Corporation;

              (ii) The conviction of the Employee for a felony involving the Corporation or moral turpitude;

              (iii) The refusal by the Employee, continued for at least 90 days, to perform such employment duties as may reasonably be delegated or assigned to him under this Agreement, consistent with his executive position, by the Board of Directors of the Corporation;

              (iv) Willful and unexcused neglect by the Employee of his employ-ment duties under this Agreement, continued for at least 90 days; or

              (v) Any other material breach by the Employee of the provisions of this Agreement.

     Subject only to a final determination by an arbitrator made pursuant to the provisions of Section 11 of this Agreement, the Board of Directors' determination, in good faith, in writing that cause exists for termination of the Employee's employment shall be binding and conclusive for all purposes under this Agreement. Upon such determination by the Board of Directors, the Employee's compensation pursuant to Section 3 hereof and all other benefits provided hereunder shall terminate on the Termination Date, except that the Employee shall be entitled to be paid severance pay equal to his then base compensation for a period of three months thereafter. In the event that the Employee desires to take any matter with respect to such determination to arbitration, he must commence an arbitration proceeding within 30 days after receipt of written notice of the Board of Directors' determination. If the Employee fails to take such action within such period, he will be deemed conclusively to have waived his right to arbitration of the termination of his employment hereunder.

     (b) Termination by Employee. In the event that the Corporation shall default in the performance of any of its obligations under this Agreement in any material respect (other than by reason of its financial inability to make payments as determined by the Board of Directors of the Corporation in writing), and shall not cure such default within 10 days of receipt by the Corporation of written notice of such default from the Employee, the Employee may terminate this Agreement by delivery of a Notice of Termination. Upon any termination pursuant to the provisions of this Section 8(b), the Employee shall be entitled to receive, as liquidated damages and not as a penalty, one year's payments which would have been made to the Employee on account of his base salary in effect at the date of the delivery of a Notice of Termination. Upon fulfillment of the conditions set forth in Section 8(b) hereof and subject to Section 8(f) hereof, all rights and obligations of the parties under this Agreement shall thereupon be terminated. The Employee shall have no obligation to mitigate damages, and amounts payable pursuant to the provisions of this Section 8(b) shall not be reduced on account of any income earned by the Employee from other employment or other sources.

     (c) Termination by Reason of Disability. In the event that Employee shall be prevented from rendering all of the services or performing all of his duties hereunder by reason of illness, injury or incapacity (whether physical or mental) for a period of six consecutive months, determined by an independent physician selected by the Board of Directors of the Corporation, the Corporation shall have the right to terminate this Agreement, by giving 10 days prior written notice to the Employee, provided that the Corporation shall continue to pay his then base compensation for a period of 12 months thereafter (exclusive of any benefit under the Restricted Stock Award). Until terminated in the manner set forth in this Section 8(c), the Employee shall be entitled to receive his full compensation and benefits provided hereunder through the Termination Date. Any payments to the Employee under any disability insurance or plan maintained by the Corporation shall be applied against and shall reduce the amount of the base compensation payable by the Corporation under this Section 8(c).

     (d) Termination by Reason of Death. In the event that the Employee shall die during the term of this Agreement, this Agreement shall terminate upon such death. The death benefit payable to the Employee under this Agreement (exclusive of any benefit under the Restricted Stock Award) shall be the life insurance benefits provided to the Employee, if any.

     (e) Certain Definitions.

              (i) Any termination of the Employee's employment by the Corporation or by the Employee shall be communicated by a Notice of Termination to the other party hereto. For purposes hereof, a "Notice of Termination" shall mean a notice which shall state the specific reasons, and shall set forth in reasonable detail the facts and circumstances, for such termination.

              (ii) "Termination Date" shall mean the date specified in the Notice of Termination as the last day of Employee's employment by the Corporation.

     (f) Continued Maintenance of Benefit Plans in Certain Cases. Notwithstanding anything contained in this Agreement to the contrary, if the Employee's employment is terminated pursuant to Sections 8(b) or 8(c) hereof, the Corporation shall maintain in full force and effect, for the continued benefit of the Employee for the number of years (including partial years) remaining in the term of employment hereunder, all employee benefit plans and programs in which the Employee was entitled to participate immediately prior to the Termination Date, provided that the Employee's continued participation is possible under the general terms and provisions of such plans and programs. In the event that the Employee's participation in any such plan or program is barred, the Corporation shall have no obligation to provide any substitute benefits for the Employee.

     9. CONFIDENTIALITY.


     (a) During the term of this Agreement, and for a period of two years thereafter, the Employee shall not, without the prior written consent of the Board of Directors of the Corporation, disclose to any person, other than an employee of the Corporation or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of his duties hereunder, any of the Corporation's confidential information obtained by the Employee during the term of this Agreement, including, without limitation, trade secrets, products, designs, customers or methods of distribution.

     (b) The obligations of confidentiality contained in this Section shall not extend to any matter which is in or becomes part of the public domain otherwise than by reason of a breach by the Employee of his obligations of confidentiality hereunder or which is disclosed by the Employee pursuant to an order of a governmental body or court of competent jurisdiction or as required pursuant to a legal proceeding in which the Employee or the Corporation is a party.

     10. CERTAIN REMEDIES IN EVENT OF BREACH. In the event that the Employee commits a breach, or threatens to commit a breach, of any of the restrictions on confidentiality contained in Section 9 of this Agreement, the Corporation shall have the following rights and remedies:

     (a) to obtain an injunction restraining any violation or threatened violation of the provisions of Section 9 or any other appropriate decree of specific performance by any court having equity jurisdiction, it being acknowledged and agreed by the Employee that the services rendered, and to be rendered to the Corporation by him as an Employee, are of a special, unique and extraordinary character and that any such breach or threatened breach will cause irreparable injury to the Corporation and that money damages will not provide an adequate remedy to the Corporation; and

     (b) to require the Employee to account for and pay over to the Corporation all compensation, profits, monies, accruals, increments or other benefits (collectively the "Benefits") derived or received by the Employee as the result of any transactions constituting a breach of any of the provisions of Section 9, and the Employee hereby agrees to account for and pay over the Benefits to the Corporation.

     Each of the rights and remedies enumerated in this Section 10 shall be independent of the other, and shall be severally enforceable, and such rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to the Corporation at law or in equity.

     11. ARBITRATION.

     (a) Selection of Arbitrators. In the event of any disagreement or controversy arising out of or relating to this Agreement, such controversy or disagreement shall be settled by three arbitrators in the City of New York in accordance with the rules of the American Arbitration Association (the "AAA") in arbitrations administered by it (other than the AAA rules relating to the appointment of arbitrators), and any award granted in such arbitration shall finally determine such controversy or disagreement. The arbitrators for any of the arbitral proceedings referred to in the preceding sentence shall be chosen as follows: (x) one shall be chosen by the Employee, (y) one shall be chosen by the Board of Directors of the Corporation, and (z) one shall be chosen by the two arbitrators selected under Section 11(a)(x) and (y) hereof. The arbitrators to be chosen by the parties shall be chosen within 30 days after the service of a demand for arbitration on any party hereto. If the two arbitrators appointed above shall not agree to the appointment of the third arbitrator to be appointed as provided in Section 11(a)(z) within 15 days after their appointment, such arbitrator shall be chosen by the then President of the Association of the Bar of the City of New York, subject to challenge by any party only by reason of a conflict of interest.

     (b) Jurisdiction. Any judicial proceeding brought against any of the parties to this Agreement in connection with compelling or staying arbitration or enforcing any arbitral decision shall be brought in the courts of the State of New York in the City of New York or in the United States District Court for the Southern District of New York, and by the execution and delivery of this Agreement, each of the parties to this Agreement accepts for himself or itself the exclusive jurisdiction of such courts, and irrevocably agrees to be bound by any judgment rendered thereby in connection with this Agreement. Such consent shall not constitute a general appearance or be available to any other person who is not a party to this Agreement. The parties agree that service of process will be deemed sufficient if made upon each party hereto at the address set forth herein.

     12. MISCELLANEOUS.


     (a) Notices. All notices or other communications required or permitted to be given pursuant to this Agreement shall be in writing and shall be considered as duly given on (a) the date of delivery, if delivered in person, by nationally recognized overnight delivery service or by facsimile or (b) three days after mailing if mailed from within the continental United States by registered or certified mail, return receipt requested to the party entitled to receive the same, if to the Corporation, Global Gold Corporation, c/o Robert A. Garrison, 44 Lords Highway East, Weston, Connecticut 06883, facsimile number (203) 222-9037, with a copy to Law Offices of Stephen R. Field, 240 Madison Avenue, New York, New York 10016, Attn: Stephen R. Field, Esq., facsimile number (212) 681-0845; and if to the Employee, Mr. Drury J. Gallagher, 107 Eakins Road, Manhasset, New York 11030, facsimile number (516) 627-5067. Any party may change his or its address by giving notice to the other party stating his or its new address. Commencing on the 10th day after the giving of such notice, such newly designated address shall be such party's address for the purpose of all notices or other communications required or permitted to be given pursuant to this Agreement.

     (b) Governing Law. This Agreement and the rights of the parties hereunder shall be governed by and construed in accordance with the laws of the State of New York determined without regard to conflicts of law principles.

     (c) Entire Agreement; Waiver of Breach. This Agreement constitutes the entire agreement among the parties and supersedes any prior agreement or understanding among them with respect to the subject matter hereof, and it may not be modified or amended in any manner other than as provided herein; and no waiver of any breach or condition of this Agreement shall be deemed to have occurred unless such waiver is in writing, signed by the party against whom enforcement is sought, and no waiver shall be claimed to be a waiver of any subsequent breach or condition of a like or different nature.

     (d) Binding Effect; Assignability. This Agreement and all the terms and provision hereof shall be binding upon and shall inure to the benefit of the parties and their respective heirs, successors and permitted assigns. This Agreement and the rights of the parties hereunder shall not be assigned except with the written consent of all parties hereto.

     (e) Captions. Captions contained in this Agreement are inserted only as a matter of convenience and in no way define, limit or extend the scope or intent of this Agreement or any provision hereof.

     (f) Number and Gender. Wherever from the context it appears appropriate, each term stated in either the singular or the plural shall include the singular and the plural, and pronouns stated in either the masculine, the feminine or the neuter gender shall include the masculine, feminine and neuter.

     (g) Severability. If any provision of this Agreement shall be held invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and shall not in any manner affect or render invalid or unenforceable any other severable provision of this Agreement, and this Agreement shall be carried out as if any such invalid or unenforceable provision were not contained herein.

     (h) Amendments. This Agreement may not be amended except in a writing signed by all of the parties hereto.

     (i) Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument. In addition, this Agreement may contain more than one counterpart of the signature page and this Agreement may be executed by the affixing of such signature pages executed by the parties to one copy of the Agreement; all of such counterpart signature pages shall be read as though one, and they shall have the same force and effect as though all of the signers had signed a single signature page.

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                                                Global Gold Corporation


                                                By:
                                                   Robert A. Garrison, President
                                                   and Chief Financial Officer



                                                   Drury J. Gallagher

                                                                       EXHIBIT A

                             Global Gold Corporation
                          734 Franklin Avenue, No. 333
                        Garden City, New York 11530-4525

                                               February 1, 2003

Mr. Drury J. Gallagher 107 Eakins Road Manhasset, New York 11030

                  Re:      Restricted Stock Award

Dear Mr. Gallagher:

     As an inducement for your rendering of services to the Company, we hereby grant you 900,000 shares of the Common Stock of the Company, evidenced by a certificate of shares of our common stock, $.001 par value per share (the "Shares"), subject to applicable securities law restrictions and the terms and conditions set forth herein:

     1. You shall be required to spend at least 60% of your business time (1,200 hours for each 12-month period) in connection with the responsibility assigned to you (or to be assigned to you) by the Board of Directors of the Company in promoting the business of the Company pursuant to your employment agreement with the Company.

     2. For the first five month period commencing with the date hereof within which you render the services provided herein, you shall become fully vested in 12.195% of the total Shares granted hereunder. For each six-month period thereafter commencing on July 1, 2003 through June 30, 2006, you shall become fully vested in 14.634% of the total Shares granted hereunder. Thus, if you complete five, 17, 29 and 41 months of service as provided hereunder, you shall be 12.195%, 41.463%, 70.731% and 100% vested, respectively, in the Shares granted hereunder.

     3. In the event of your termination of your employment on or before the expiration of the initial five-month period commencing with the date hereof or any subsequent six-month period thereafter during the 36-month period commencing with July 1, 2003 for any reason, you shall forfeit all right, title and interest in and to any of the Shares granted hereunder which have not become vested in you, without any payment by the Company therefor.

     4. (a) Any Shares granted hereunder are not transferable and cannot be assigned, pledged, hypothecated or disposed of in any way until they become vested, and may be transferred thereafter in accordance with applicable securities law restrictions. Any attempted transfer in violation of the Section shall be null and void.

        (b) Notwithstanding anything contained in this Agreement to the contrary, after you become vested in any of the Shares granted hereunder, no sale, transfer or pledge thereof may be effected without an effective registration statement or an opinion of counsel for the Company that such registration is not required under the Securities Act of 1933, as amended, and any applicable state securities laws.

     5. During the period commencing with the date hereof and prior to your forfeiture of any of the Shares granted hereunder, you shall have all right, title and interest in and to the Shares granted hereunder, including the right to vote the Shares and receive dividends or other distributions with respect thereto.

     6. You shall be solely responsible for any and all Federal, state and local income taxes arising out of your receipt of the Shares and your future sale of other disposition of them.

     7. This Agreement and the rights of the parties hereunder shall be governed by and construed in accordance with the laws of the State of New York, without regard to its conflicts of law principles. All parties hereto (i) agree that any legal suit, action or proceeding arising out of or relating to this Agreement shall be instituted only in a Federal or state court in the City of New York in the State of New York, (ii) waive any objection which they may now or hereafter have to the laying of the venue of any such suit, action or proceeding, and
(iii) irrevocably submit to the exclusive jurisdiction of any Federal or state court in the City of New York in the State of New York, in any such suit, action or proceeding, but such consent shall not constitute a general appearance or be available to any other person who is not a party to this Agreement. All parties hereto agree that the mailing of any process in any suit, action or proceeding at the addresses of the parties shown herein shall constitute personal service thereof.

     8. If any provision of this Agreement shall be held invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and shall not in any manner affect or render invalid or unenforceable any other severable provision of this Agreement, and this Agreement shall be carried out as if any such invalid or unenforceable provision were not contained herein.

     9. This Agreement and all the terms and provisions hereof shall be binding upon and shall inure to the benefit of the parties and their respective heirs and successors and, in the case of the Company, its assigns.

     10. This Agreement may not be amended except in a writing signed by all of the parties hereto.

     11. Nothing contained herein shall be construed to create an employment agreement between the Company and you or require the Company to employ or retain you under such a contract or otherwise.

     12. Notwithstanding anything contained this in Agreement to the contrary:

        (a) the Shares shall become fully vested upon the occurrence of a Change of Control (as defined in this Section 12), which shall occur upon

            (i) (x) the sale of all or substantially all of the Company's assets or (y) a merger (including a merger in which the Company is the surviving corporation) or consolidation of the Company with one or more corporations or entities, as a result of which in each such case the Company's voting securities outstanding immediately before such sale, merger or consolidation represent less than 50% of the combined voting power of voting securities of the Company or the surviving entity outstanding immediately after such sale, merger or consolidation; or

            (ii) any "person", as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or persons acting in concert (other than Drury J. Gallagher, Robert A. Garrison, Van Z. Krikorian or any of their affiliates) become the "beneficial owner" or "beneficial owners" (as defined in Rule 13d-3 under the Exchange Act, or any successor rule or regulation thereto as in effect from time to time), directly or indirectly, of the Company's securities representing more than 50% of the combined voting power of the Company's then outstanding securities, pursuant to a plan of such person or persons to acquire such a controlling interest in the Company, whether pursuant to a merger (including a merger in which the Company is the surviving corporation), an acquisition of securities or otherwise, except that this Section 12(a)(ii) shall not apply to any person who provides financing to the Company or any of their affiliates, pursuant to a private placement transaction or otherwise; and

        (b) a transaction shall not constitute a Change of Control if its sole purpose is to change the state of the Company's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company's securities immediately before such transaction.

        (3) the Shares shall become fully vested upon your death or upon your becoming disabled, which shall mean you shall have been unable to render all of your duties by reason of illness, injury or incapacity (whether physical or mental) for a period of six consecutive months, determined by an independent physician selected by the Board of Directors of the Company.

     13. In the event of any conflict between the terms of this Agreement and of the Amended and Restated Employment Agreement, the provisions contained in this Agreement shall control.

     If this letter accurately reflects our understanding, please sign the enclosed copy of this letter at the bottom and return it to us.

                                                Very truly yours,

                                                Global Gold Corporation

                                                By:_____________________________
                                                   Robert A. Garrison, President
                                                   and Chief Financial Officer

Agreed:

-------------------------------
         Drury J. Gallagher

                                                                   Exhibit 10.59

                              AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT



     AGREEMENT dated as of the 1st day of February, 2003 between Global Gold Corporation, a Delaware corporation (the "Corporation"), and Robert A. Garrison, an individual residing at 44 Lords Highway East, Weston, Connecticut 06883 (the "Employee") (the "Agreement").

                              W I T N E S S E T H :
                               - - - - - - - - - -

     WHEREAS, the Corporation and the Employee entered into a three-year employment agreement effective as of July 1, 1997 and which terminated on June 30, 2000;

     WHEREAS, the Corporation needs the active service of the Employee in light of the Corporation's renewed efforts to obtain and exploit gold mining projects;

     WHEREAS, the Corporation and the Employer entered into a four-year employment agreement dated as of July 1, 2002 (the "Employment Agreement");

     WHEREAS, the Corporation and the Employee desire to enter into an amended and restated employment agreement, which supersedes the Employment Agreement, on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, the parties hereto agree as follows:

     1. DUTIES.

     (a) The Corporation hereby employs the Employee, and the Employee hereby accepts and agrees to such employment, as President and Chief Financial Officer and, in such capacity, to be responsible for overseeing, supervising and participating in the day-to-day activities of the Corporation. The Employee shall, subject to the supervision and control of the Board of Directors of the Corporation, perform such executive duties and exercise such supervisory powers over and with regard to the business of the Corporation and its present and future subsidiaries, consistent with such position, and such additional duties as specified in the Corporation's By-Laws or as may be assigned to him from time to time by the Board of Directors of the Corporation.

     (b) The Employee agrees to devote 60% of his available business time to the performance of his duties hereunder, or 1,200 hours per each 12-month period. The Employee may provide services to other organizations, on a compensation or pro bono basis, provided that such services do not constitute more than 40% of his available business time.

     2. TERM. The term of this Agreement shall be for a period of four years commencing on July 1, 2002 and ending on June 30, 2006, and shall be automatically renewed for consecutive one-year periods thereafter unless (a) terminated by the Employee on 120 days written notice prior to the expiration of the initial term hereof, (b) terminated by either party on 120 days written notice prior to the expiration of the fourth year hereof or any year thereafter or (c) sooner terminated as otherwise provided herein.

     3. COMPENSATION.

     (a) Base Compensation. In consideration for the services rendered by the Employee under this Agreement, the Corporation shall transfer and deliver to the Employee as base compensation for the three-year and five-month remaining term of this Agreement commencing on February 1, 2003 and ending on June 30, 2006 a total of 900,000 shares of its common stock pursuant to the terms of the Restricted Stock Award attached hereto as Exhibit A, which have a fair market value of $0.05 per share as determined by the Corporation (the "Restricted Stock Award"). The Employee acknowledges receipt of the delivery of 100,000 shares of the Corporation's common stock pursuant to the Employment Agreement as base compensation for the seven-month period ending January 31, 2003. In addition to the foregoing, the Corporation shall pay to the Employee, as base compensation, the sum of $100,000 for each 12-month period commencing on and after July 1, 2003 during the term of this Agreement, payable in equal monthly installments of $8,333.33 on the 15th day of each month, provided that the Corporation shall not be required to make such payment if the Corporation lacks the financial resources or adequate cash flow to do so, as determined by the Board of Directors of the Corporation pursuant to a unanimous written consent. If such sum of $100,000 or portion thereof is not paid when due, such sum in question shall accrue without interest, but any sum accrued during the 12-month period ended June 30, 2004 shall become due and payable on June 30, 2005, and any sum due accrued during the period ended June 30, 2005 or June 30, 2006 shall become due and payable on June 30, 2006.

     (b) Bonus Compensation. In addition to the foregoing compensation, the Employee shall be entitled to receive annual bonus compensation ("Annual Bonus") in an amount determined in accordance with any bonus plan approved by the Board of Directors, or any committee thereof duly authorized by the Board to make such determination, based upon qualitative and quantitative goals determined by the Board of Directors, or such committee thereof, in its sole discretion, as the case may be. Any Annual Bonus shall be subject to all applicable tax withholdings.

     (c) In the event that the Employee voluntarily elects not to work 60% for the Corporation as contemplated hereunder, both his base compensation, and bonus compensation, if any, to which he would otherwise have been entitled, set forth in Section 3(a) and (b) shall be reduced to the amount computed by multiplying such base compensation and bonus entitlement by the ratio of the number of hours worked during such 12-month period to 1,200 hours.

     (d) Change of Control.

     (i) If during the term of this Agreement, there shall occur a Change of Control of the Corporation (as defined herein), the Employee may terminate his employment hereunder at any time during the term of this Agreement, in which case he shall be entitled to receive a payment equal to 2.95 times the Employee's average annual compensation paid by the Company within the meaning of
Section 280(G)(d)(1) of the Internal Revenue Code of 1986, as amended, during the four-year period (or, if he has worked less than four years hereunder, such shorter period) immediately preceding the date of his termination of employment (the "Severance Payment"), provided, however, that such Severance Payment shall be reduced if and only to the extent necessary to avoid the imposition of an excise tax on such Severance Payment under Section 4999 of the Internal Revenue Code of 1986, as amended. The Severance Payment shall be payable to Employee within 30 days after the occurrence of a Change of Control.

     (ii) (A) For purposes hereof, the term "Change of Control" shall mean an event or series of events that would be required to be described as a change in control of the Corporation in a proxy or information statement distributed by the Corporation pursuant to Section 14 of the Securities Exchange Act of 1934 in response to Item 6(e) of Schedule 14A promulgated thereunder, or any substitute provision which may hereafter be promulgated thereunder or otherwise adopted.

          (B) (1) Notwithstanding anything contained in this Section 3(d) to the contrary, a "Change of Control" shall be deemed to occur upon

                   (a) (i) the sale of all or substantially all of the Corporation's assets or (y) a merger (including a merger in which the Corporation is the surviving corporation) or consolidation of the Corporation with one or more corporations or entities, as a result of which in each such case the Corporation's voting securities outstanding immediately before such sale, merger or consolidation represent less than 50% of the combined voting power of voting securities of the Corporation or the surviving entity outstanding immediately after such sale, merger or consolidation; or

                   (ii) any "person", as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or persons acting in concert (other than Drury J. Gallagher, Robert A. Garrison, Van Z. Krikorian or any of their affiliates) become the "beneficial owner" or "beneficial owners" (as defined in Rule 13d-3 under the Exchange Act, or any successor rule or regulation thereto as in effect from time to time), directly or indirectly, of the Corporation's securities representing more than 50% of the combined voting power of the Corporation's then outstanding securities, pursuant to a plan of such person or persons to acquire such a controlling interest in the Company, whether pursuant to a merger (including a merger in which the Corporation is the surviving corporation), an acquisition of securities or otherwise, except that this Section 3(d)(ii)(B)(1)(a)(ii) shall not apply to any person who provides financing to the Corporation or any of their affiliates, pursuant to a private placement transaction or otherwise; and

     (b) a transaction shall not constitute a Change of Control if its sole purpose is to change the state of the Corporation's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Corporation's securities immediately before such transaction.

     4. WORKING FACILITIES. The Corporation shall not be required to provide an office for the Employee for the performance of his services hereunder, but will provide such other facilities and services commensurate with his position as President and Chief Financial Officer of the Corporation, as are reasonably necessary for the performance of his duties hereunder, as determined by the Board of Directors of the Corporation.

     5. REIMBURSEMENT OF BUSINESS EXPENSES. The Employee is authorized to incur reasonable expenses in connection with the conduct of the Corporation's business, including, without limitation, expenses for the Employee's travel, lodging and business entertainment in accordance with the Corporation's customary practice and subject to the general limitations thereof set forth in the annual or more frequent budgets adopted by the Corporation from time to time. The Corporation will promptly reimburse the Employee for such expenses upon the presentation by the Employee, from time to time, of an itemized account of such expenditures together with vouchers or receipts in substantiation thereof.

     6. BENEFITS. During the term of this Agreement, any benefits made available to officers or employees of the Corporation under any pension plan, profit sharing plan, employee stock purchase plan, stock bonus plan, incentive stock option plan, stock appreciation plan, deferred compensation plan, insurance plan, health plan, welfare plan, long-term disability plan or otherwise shall be made available to the Employee, taking into account the Employee's level of compensation, past services, scope of responsibility and such other factors as are customarily used to evaluate executive performance and compensation under such plans.

     7. VACATIONS. The Employee shall be entitled each year during the term of this Agreement to a vacation period of four weeks during which period all compensation, benefits, and other rights to which the Employee is entitled hereunder shall be provided in full. Such vacation may be taken, in the Employee's discretion, at such time or times as are not inconsistent with the reasonable business needs of the Corporation. During the term of this Agreement, the vacation time provided for herein shall not be cumulative to the extent not taken by the Employee during a given year. In the event that the vacation time provided hereunder has not been taken during the 12-month period prior to the termination or expiration of this Agreement for any reason other than those set forth in Section 8(a) hereof, the Corporation shall pay the Employee, in addition to any other benefits due to the Employee hereunder, an amount equal to the number of weeks (or fraction thereof) of vacation time not so taken during such period multiplied by an amount equal to the result obtained by dividing (x) the then base salary in effect on the Termination Date (as defined in Section 8(e) hereof) by (y) 52.

     8. TERMINATION.

     (a) Early Termination by Corporation for Cause. During the term of this Agreement, the Employee's employment may be terminated by the Corporation for Cause (as defined herein) only by the affirmative vote of 100% of all of the members of the Board of Directors of the Corporation then holding office (without counting any vote of the Employee whose services are sought to be terminated, if the Employee is then a member of the Board of Directors) on 30 days prior written notice by means of a Notice of Termination, and an opportunity for the Employee, accompanied by counsel of his choice, to address the full Board of Directors, that one of the following conditions exists or one of the following events has occurred (each of which is defined as "Cause"):

            (i) Wrongful act or acts on the part of the Employee which caused material damage to the Corporation;

            (ii) The conviction of the Employee for a felony involving the Corporation or moral turpitude;

            (iii) The refusal by the Employee, continued for at least 90 days, to perform such employment duties as may reasonably be delegated or assigned to him under this Agreement, consistent with his executive position, by the Board of Directors of the Corporation;

            (iv) Willful and unexcused neglect by the Employee of his employment duties under this Agreement, continued for at least 90 days; or

            (v) Any other material breach by the Employee of the provisions of this Agreement.

     Subject only to a final determination by an arbitrator made pursuant to the provisions of Section 11 of this Agreement, the Board of Directors' determination, in good faith, in writing that cause exists for termination of the Employee's employment shall be binding and conclusive for all purposes under this Agreement. Upon such determination by the Board of Directors, the Employee's compensation pursuant to Section 3 hereof and all other benefits provided hereunder shall terminate on the Termination Date, except that the Employee shall be entitled to be paid severance pay equal to his then base compensation for a period of three months thereafter. In the event that the Employee desires to take any matter with respect to such determination to arbitration, he must commence an arbitration proceeding within 30 days after receipt of written notice of the Board of Directors' determination. If the Employee fails to take such action within such period, he will be deemed conclusively to have waived his right to arbitration of the termination of his employment hereunder.

     (b) Termination by Employee. In the event that the Corporation shall default in the performance of any of its obligations under this Agreement in any material respect (other than by reason of its financial inability to make payments as determined by the Board of Directors of the Corporation in writing), and shall not cure such default within 10 days of receipt by the Corporation of written notice of such default from the Employee, the Employee may terminate this Agreement by delivery of a Notice of Termination. Upon any termination pursuant to the provisions of this Section 8(b), the Employee shall be entitled to receive, as liquidated damages and not as a penalty, one year's payments which would have been made to the Employee on account of his base salary in effect at the date of the delivery of a Notice of Termination. Upon fulfillment of the conditions set forth in Section 8(b) hereof and subject to Section 8(f) hereof, all rights and obligations of the parties under this Agreement shall thereupon be terminated. The Employee shall have no obligation to mitigate damages, and amounts payable pursuant to the provisions of this Section 8(b) shall not be reduced on account of any income earned by the Employee from other employment or other sources.

     (c) Termination by Reason of Disability. In the event that Employee shall be prevented from rendering all of the services or performing all of his duties hereunder by reason of illness, injury or incapacity (whether physical or mental) for a period of six consecutive months, determined by an independent physician selected by the Board of Directors of the Corporation, the Corporation shall have the right to terminate this Agreement, by giving 10 days prior written notice to the Employee, provided that the Corporation shall continue to pay his then base compensation for a period of 12 months thereafter (exclusive of any benefit under the Restricted Stock Award). Until terminated in the manner set forth in this Section 8(c), the Employee shall be entitled to receive his full compensation and benefits provided hereunder through the Termination Date. Any payments to the Employee under any disability insurance or plan maintained by the Corporation shall be applied against and shall reduce the amount of the base compensation payable by the Corporation under this Section 8(c).

     (d) Termination by Reason of Death. In the event that the Employee shall die during the term of this Agreement, this Agreement shall terminate upon such death. The death benefit payable to the Employee under this Agreement (exclusive of any benefit under the Restricted Stock Award) shall be the life insurance benefits provided to the Employee, if any.

     (e) Certain Definitions.

            (i) Any termination of the Employee's employment by the Corporation or by the Employee shall be communicated by a Notice of Termination to the other party hereto. For purposes hereof, a "Notice of Termination" shall mean a notice which shall state the specific reasons, and shall set forth in reasonable detail the facts and circumstances, for such termination.

            (ii) "Termination Date" shall mean the date specified in the Notice of Termination as the last day of Employee's employment by the Corporation.

     (f) Continued Maintenance of Benefit Plans in Certain Cases. Notwithstanding anything contained in this Agreement to the contrary, if the Employee's employment is terminated pursuant to Sections 8(b) or 8(c) hereof, the Corporation shall maintain in full force and effect, for the continued benefit of the Employee for the number of years (including partial years) remaining in the term of employment hereunder, all employee benefit plans and programs in which the Employee was entitled to participate immediately prior to the Termination Date, provided that the Employee's continued participation is possible under the general terms and provisions of such plans and programs. In the event that the Employee's participation in any such plan or program is barred, the Corporation shall have no obligation to provide any substitute benefits for the Employee.

     9. CONFIDENTIALITY.

     (a) During the term of this Agreement, and for a period of two years thereafter, the Employee shall not, without the prior written consent of the Board of Directors of the Corporation, disclose to any person, other than an employee of the Corporation or a person to whom disclosure is reasonably necessary or appropriate in connection with the performance by the Employee of his duties hereunder, any of the Corporation's confidential information obtained by the Employee during the term of this Agreement, including, without limitation, trade secrets, products, designs, customers or methods of distribution.

     (b) The obligations of confidentiality contained in this Section shall not extend to any matter which is in or becomes part of the public domain otherwise than by reason of a breach by the Employee of his obligations of confidentiality hereunder or which is disclosed by the Employee pursuant to an order of a governmental body or court of competent jurisdiction or as required pursuant to a legal proceeding in which the Employee or the Corporation is a party.

     10. CERTAIN REMEDIES IN EVENT OF BREACH. In the event that the Employee commits a breach, or threatens to commit a breach, of any of the restrictions on confidentiality contained in Section 9 of this Agreement, the Corporation shall have the following rights and remedies:

     (a) to obtain an injunction restraining any violation or threatened violation of the provisions of Section 9 or any other appropriate decree of specific performance by any court having equity jurisdiction, it being acknowledged and agreed by the Employee that the services rendered, and to be rendered to the Corporation by him as an Employee, are of a special, unique and extraordinary character and that any such breach or threatened breach will cause irreparable injury to the Corporation and that money damages will not provide an adequate remedy to the Corporation; and


     (b) to require the Employee to account for and pay over to the Corporation all compensation, profits, monies, accruals, increments or other benefits (collectively the "Benefits") derived or received by the Employee as the result of any transactions constituting a breach of any of the provisions of Section 9, and the Employee hereby agrees to account for and pay over the Benefits to the Corporation.

     Each of the rights and remedies enumerated in this Section 10 shall be independent of the other, and shall be severally enforceable, and such rights and remedies shall be in addition to, and not in lieu of, any other rights and remedies available to the Corporation at law or in equity.

     11. ARBITRATION.

     (a) Selection of Arbitrators. In the event of any disagreement or controversy arising out of or relating to this Agreement, such controversy or disagreement shall be settled by three arbitrators in the City of New York in accordance with the rules of the American Arbitration Association (the "AAA") in arbitrations administered by it (other than the AAA rules relating to the appointment of arbitrators), and any award granted in such arbitration shall finally determine such controversy or disagreement. The arbitrators for any of the arbitral proceedings referred to in the preceding sentence shall be chosen as follows: (x) one shall be chosen by the Employee, (y) one shall be chosen by the Board of Directors of the Corporation, and (z) one shall be chosen by the two arbitrators selected under Section 11(a)(x) and (y) hereof. The arbitrators to be chosen by the parties shall be chosen within 30 days after the service of a demand for arbitration on any party hereto. If the two arbitrators appointed above shall not agree to the appointment of the third arbitrator to be appointed as provided in Section 11(a)(z) within 15 days after their appointment, such arbitrator shall be chosen by the then President of the Association of the Bar of the City of New York, subject to challenge by any party only by reason of a conflict of interest.

     (b) Jurisdiction. Any judicial proceeding brought against any of the parties to this Agreement in connection with compelling or staying arbitration or enforcing any arbitral decision shall be brought in the courts of the State of New York in the City of New York or in the United States District Court for the Southern District of New York, and by the execution and delivery of this Agreement, each of the parties to this Agreement accepts for himself or itself the exclusive jurisdiction of such courts, and irrevocably agrees to be bound by any judgment rendered thereby in connection with this Agreement. Such consent shall not constitute a general appearance or be available to any other person who is not a party to this Agreement. The parties agree that service of process will be deemed sufficient if made upon each party hereto at the address set forth herein.

     12. MISCELLANEOUS.

     (a) Notices. All notices or other communications required or permitted to be given pursuant to this Agreement shall be in writing and shall be considered as duly given on (a) the date of delivery, if delivered in person, by nationally recognized overnight delivery service or by facsimile or (b) three days after mailing if mailed from within the continental United States by registered or certified mail, return receipt requested to the party entitled to receive the same, if to the Corporation, Global Gold Corporation, c/o Drury J. Gallagher, 107 Eakins Road, Manhasset, New York 11030, facsimile number (516) 627-5067, with a copy to Law Offices of Stephen R. Field, 240 Madison Avenue, New York, New York 10016, Attn: Stephen R. Field, Esq., facsimile number (212) 681-0845; and if to the Employee, Robert A. Garrison, 44 Lords Highway East, Weston, Connecticut 06883, facsimile number (203) 222-9037. Any party may change his or its address by giving notice to the other party stating his or its new address. Commencing on the 10th day after the giving of such notice, such newly designated address shall be such party's address for the purpose of all notices or other communications required or permitted to be given pursuant to this Agreement.

     (b) Governing Law. This Agreement and the rights of the parties hereunder shall be governed by and construed in accordance with the laws of the State of New York determined without regard to conflicts of law principles.

     (c) Entire Agreement; Waiver of Breach. This Agreement constitutes the entire agreement among the parties and supersedes any prior agreement or understanding among them with respect to the subject matter hereof, and it may not be modified or amended in any manner other than as provided herein; and no waiver of any breach or condition of this Agreement shall be deemed to have occurred unless such waiver is in writing, signed by the party against whom enforcement is sought, and no waiver shall be claimed to be a waiver of any subsequent breach or condition of a like or different nature.

     (d) Binding Effect; Assignability. This Agreement and all the terms and provision hereof shall be binding upon and shall inure to the benefit of the parties and their respective heirs, successors and permitted assigns. This Agreement and the rights of the parties hereunder shall not be assigned except with the written consent of all parties hereto.

     (e) Captions. Captions contained in this Agreement are inserted only as a matter of convenience and in no way define, limit or extend the scope or intent of this Agreement or any provision hereof.

     (f) Number and Gender. Wherever from the context it appears appropriate, each term stated in either the singular or the plural shall include the singular and the plural, and pronouns stated in either the masculine, the feminine or the neuter gender shall include the masculine, feminine and neuter.

     (g) Severability. If any provision of this Agreement shall be held invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and shall not in any manner affect or render invalid or unenforceable any other severable provision of this Agreement, and this Agreement shall be carried out as if any such invalid or unenforceable provision were not contained herein.

     (h) Amendments. This Agreement may not be amended except in a writing signed by all of the parties hereto.

     (i) Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original but all of which shall constitute one and the same instrument. In addition, this Agreement may contain more than one counterpart of the signature page and this Agreement may be executed by the affixing of such signature pages executed by the parties to one copy of the Agreement; all of such counterpart signature pages shall be read as though one, and they shall have the same force and effect as though all of the signers had signed a single signature page.

     IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                                                 Global Gold Corporation


                                                 By:
                                                    Drury J. Gallagher, Chairman
                                                    and Chief Executive Officer



                                                    Robert A. Garrison

                                                                       EXHIBIT A

                             Global Gold Corporation
                          734 Franklin Avenue, No. 333
                        Garden City, New York 11530-4525

                                                              February 1, 2003

Mr. Robert A. Garrison 44 Lords Highway East Weston, Connecticut 06883

                  Re:      Restricted Stock Award

Dear Mr. Garrison:

     As an inducement for your rendering of services to the Company, we hereby grant you 900,000 shares of the Common Stock of the Company, evidenced by a certificate of shares of our common stock, $.001 par value per share (the "Shares"), subject to applicable securities law restrictions and the terms and conditions set forth herein:

     1. You shall be required to spend at least 60% of your business time (1,200 hours for each 12-month period) in connection with the responsibility assigned to you (or to be assigned to you) by the Board of Directors of the Company in promoting the business of the Company pursuant to your employment agreement with the Company.

     2. For the first five month period commencing with the date hereof within which you render the services provided herein, you shall become fully vested in 12.195% of the total Shares granted hereunder. For each six-month period thereafter commencing on July 1, 2003 through June 30, 2006, you shall become fully vested in 14.634% of the total Shares granted hereunder. Thus, if you complete five, 17, 29 and 41 months of service as provided hereunder, you shall be 12.195%, 41.463%, 70.731% and 100% vested, respectively, in the Shares granted hereunder.

     3. In the event of your termination of your employment on or before the expiration of the initial five-month period commencing with the date hereof or any subsequent six-month period thereafter during the 36-month period commencing with July 1, 2003 for any reason, you shall forfeit all right, title and interest in and to any of the Shares granted hereunder which have not become vested in you, without any payment by the Company therefor.

     4. (a) Any Shares granted hereunder are not transferable and cannot be assigned, pledged, hypothecated or disposed of in any way until they become vested, and may be transferred thereafter in accordance with applicable securities law restrictions. Any attempted transfer in violation of the Section shall be null and void.

        (b) Notwithstanding anything contained in this Agreement to the contrary, after you become vested in any of the Shares granted hereunder, no sale, transfer or pledge thereof may be effected without an effective registration statement or an opinion of counsel for the Company that such registration is not required under the Securities Act of 1933, as amended, and any applicable state securities laws.

     5. During the period commencing with the date hereof and prior to your forfeiture of any of the Shares granted hereunder, you shall have all right, title and interest in and to the Shares granted hereunder, including the right to vote the Shares and receive dividends or other distributions with respect thereto.

     6. You shall be solely responsible for any and all Federal, state and local income taxes arising out of your receipt of the Shares and your future sale of other disposition of them.

     7. This Agreement and the rights of the parties hereunder shall be governed by and construed in accordance with the laws of the State of New York, without regard to its conflicts of law principles. All parties hereto (i) agree that any legal suit, action or proceeding arising out of or relating to this Agreement shall be instituted only in a Federal or state court in the City of New York in the State of New York, (ii) waive any objection which they may now or hereafter have to the laying of the venue of any such suit, action or proceeding, and
(iii) irrevocably submit to the exclusive jurisdiction of any Federal or state court in the City of New York in the State of New York, in any such suit, action or proceeding, but such consent shall not constitute a general appearance or be available to any other person who is not a party to this Agreement. All parties hereto agree that the mailing of any process in any suit, action or proceeding at the addresses of the parties shown herein shall constitute personal service thereof.

     8. If any provision of this Agreement shall be held invalid or unenforceable, such invalidity or unenforceability shall attach only to such provision and shall not in any manner affect or render invalid or unenforceable any other severable provision of this Agreement, and this Agreement shall be carried out as if any such invalid or unenforceable provision were not contained herein.

     9. This Agreement and all the terms and provisions hereof shall be binding upon and shall inure to the benefit of the parties and their respective heirs and successors and, in the case of the Company, its assigns.

     10. This Agreement may not be amended except in a writing signed by all of the parties hereto.

     11. Nothing contained herein shall be construed to create an employment agreement between the Company and you or require the Company to employ or retain you under such a contract or otherwise.

     12. Notwithstanding anything contained this in Agreement to the contrary:

     (a) the Shares shall become fully vested upon the occurrence of a Change of Control (as defined in this Section 12), which shall occur upon

         (i) (x) the sale of all or substantially all of the Company's assets or
(y) a merger (including a merger in which the Company is the surviving corporation) or consolidation of the Company with one or more corporations or entities, as a result of which in each such case the Company's voting securities outstanding immediately before such sale, merger or consolidation represent less than 50% of the combined voting power of voting securities of the Company or the surviving entity outstanding immediately after such sale, merger or consolidation; or

         (ii) any "person", as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or persons acting in concert (other than Drury J. Gallagher, Robert A. Garrison, Van Z. Krikorian or any of their affiliates) become the "beneficial owner" or "beneficial owners" (as defined in Rule 13d-3 under the Exchange Act, or any successor rule or regulation thereto as in effect from time to time), directly or indirectly, of the Company's securities representing more than 50% of the combined voting power of the Company's then outstanding securities, pursuant to a plan of such person or persons to acquire such a controlling interest in the Company, whether pursuant to a merger (including a merger in which the Company is the surviving corporation), an acquisition of securities or otherwise, except that this Section 12(a)(ii) shall not apply to any person who provides financing to the Company or any of their affiliates, pursuant to a private placement transaction or otherwise; and

     (b) a transaction shall not constitute a Change of Control if its sole purpose is to change the state of the Company's incorporation or to create a holding company that will be owned in substantially the same proportions by the persons who held the Company's securities immediately before such transaction.

     (3) the Shares shall become fully vested upon your death or upon your becoming disabled, which shall mean you shall have been unable to render all of your duties by reason of illness, injury or incapacity (whether physical or mental) for a period of six consecutive months, determined by an independent physician selected by the Board of Directors of the Company.

     13. In the event of any conflict between the terms of this Agreement and of the Amended and Restated Employment Agreement, the provisions contained in this Agreement shall control.

     If this letter accurately reflects our understanding, please sign the enclosed copy of this letter at the bottom and return it to us.

                                                Very truly yours,

                                                Global Gold Corporation

                                                By:____________________________
                                                   Drury J. Gallagher, Chairman
                                                   and Chief Executive Officer

Agreed:
-------------------------------
         Robert A. Garrison

                                                                   EXHIBIT 10.60

IVAN TORREALBA ACEVEDO
    NOTARIO PUBLICO
HUERFANOS 979 OF. 501 - SANTIAGO


                         Digest N(degree) 632-03

          PURCHASE OPTION, LEASE, MANDATE,
          AND PROHIBITION TO LIEN
          AND ALIENATE
          CONTRACT
          ALFREDO VICTOR RICARDO SOTO TORINO
          AND
          ADRIAN FRANCISCO SOTO TORINO
          TO
          GLOBAL GOLD CORPORATION

          IN SANTIAGO, CHILE, on January 15th 2003, before me, IVAN TORREALBA ACEVEDO, Chilean, married, attorney-at-law and Incumbent Notary Public of the 33rd Notary Office of Santiago, National ID Card 3.417.990-5, bearing legal domicile at Huerfanos No. 979, Suite 501, Santiago, there appear: Mr. ALFREDO VICTOR RICARDO SOTO TORINO, a Chilean national, married, mining entrepreneur, National ID Card No. 5.387.074-0, bearing legal domicile in the city of Copiapo, at Maraton No. 477, Villa El Cobre Dos, and visiting this city; Mr. ADRIAN FRANCISCO SOTO TORINO, Chilean, married under the property separation regime, mining entrepreneur, ID Card n(0) 5.535.932-7, (hereinafter, both indistinctly and jointly, " The Offerer" or "The Offerers"), on one hand, and on the other Mr. Robert A. Garrison, a US national, married, agent of commerce, US Passport No. 141168159, bearing legal domicile at 731 Franklin Avenue Suite 333, Garden City, New York 11530, and visiting this city, on behalf, as accredited hereinbelow, of GLOBAL GOLD CORPORATION, a company incorporated as per the laws of the State of Delaware, USA, bearing the same legal domicile as its representative (hereinafter, indistinctly, the "Beneficiary"); all of statutory age, who accredit their identities with the aforementioned documents, and represent: FIRST.- MINING CLAIMS AND RIGHTS PURCHASE OPTION CONTRACT.- One.- Mr. Alfredo Victor Ricardo Soto Torino, is the sole owner of the following mining claims and rights: a/ Candelaria 1 to 3 mining claims, which boundaries certificate was recorded on folio 26, under number 9 of the 1983 Chanaral Mining Registry, and re-recorded on folio 85 number 19 of the 1992 Diego de Almagro Mining Registry.- b/ Santa Candelaria 1 to 8 mining claims, which boundaries certificate and constitution decree are recorded on the reverse of folio 70 number 22 of the 1993 Diego de Almagro Mining Registry. Whereas, Mr. Adrian Francisco Soto Torino, is the sole owner of the following mining claims and rights arising from the following manifestations duly recorded in the Corresponding Registrars: c/ "Torina Una" 1 to 7 mining manifestation, introduced on December 23rd, 2002, to the El Salvador Civil Court and registered on the Mining Discoveries Record of the 2003 Diego de Almagro Mining Registry as of January 7th 2003, on the reverse of folio 2, number 2. d/ "Torina Dos" 1 to 11 mining manifestation, introduced on December 23rd, 2002, to the El Salvador Civil Court and registered on the Mining Discoveries Record of the 2003 Diego de Almagro Mining Registry on January 7th 2003, on the reverse of folio 3, number 3. e/ "Torina Tres" 1 to 5 mining manifestation, introduced on December 23rd, 2002, to the El Salvador Civil Court and registered on the Mining Discoveries Record of the 2003 Diego de Almagro Mining Registry on January 7th 2003, on the reverse of folio 4, number 4. f/ "Torina Cuatro" 1 to 7 mining manifestation, introduced on December 23rd, 2002, to the El Salvador Civil Court and registered on the Mining Discoveries Record of the 2003 Diego de Almagro Mining Registry on January 7th, 2003, on the reverse of folio 5, number 5. g/ "Torina Cinco" 1 to 8 mining manifestation, introduced on December 23rd, 2002, to the El Salvador Civil Court and registered on the Mining Discoveries Record of the 2003 Diego de Almagro Mining Registry on January 7, 2003, on the
          reverse of folio 6, number 6. h/ "Torina Seis" 1 to 8 mining manifestation, introduced on December 23rd, 2002, to the El Salvador Civil Court and registered on the Mining Discoveries Record of the 2003 Diego de Almagro Mining Registry on January 7, 2003, on the reverse of folio 7, number 7. The Offerers state the maps which are being registered, dully signed by both parties, on this same date, jointly with the public deed hereby, under the number 204, effectively correspond, one, to the mining claims individualised on letters a/ and b/ above, and the other, to the mining claims and manifestations individualised on letters a/ to h/. Two: Under the contract hereby, the Offerers, grant Global Gold Corporation, on behalf of which Mr. Robert A. Garrison accepts, a purchase option right, under the provisions set forth in Article 169 of the Mining Code currently in force, over the respective mining claims and rights specified on number One above of this First Clause. Such option, therefore, encompasses both the mining claims already constituted and individualised on letters a/ and b/ of number One above, and the rights on the constitution processes of those specified on letter c/ to h/ of Section One above. Three.- Global Gold Corporation, as Beneficiary, shall have, at any time, the right to assign to a third party its rights of this purchase option, and the Assignee shall, at the same time, have the right to assign its rights to any person or entity, acquiring the Assignee(s), at its sole discretion, the right to exercise the purchase option granted under this instrument as well as be obliged to make, subject to the conditions applicable to each case, the payments defined in Sections Eight and/or Ten hereinbelow of this First Clause. Four.- The purchase option subject matter hereof is irrevocable and exclusive, and is granted for a term of four years as of this date. At any time, within such term, whoever bears the legal representation of Global Gold Corporation or its Assignees as stipulated in section Three above shall have the right to accept or not, at its sole discretion, the purchase option granted herein. Five.- For materialisation of the purchases offered hereby, Global Gold Corporation or its Assignees, each duly represented on each case, shall formalise the acceptance thereof by means of a public deed within the time limit set forth in Section Four above. Six: Both the Offerers, their heirs in any degree and their Assignees are, and shall be, held liable for this obligation. Seven: As the period to exercise the option is not due yet, Mr. Adrian Francisco Soto Torino shall have the obligation to perform all the acts, processes, and procedures, be these judicial or not, including the payment of mining patents and tariffs, as well as any other expense related to and destined to the duly constitution of the mining claims whose manifestation and registration are individualised on the letters c/ to h/ of the Section One above. Particularly, but not limiting to, the Offerer shall perform the judicial acts or carry on with the corresponding jurisdictional acts for the defence of the manifestations individualised. Global Gold Corporation shall reimburse Mr. Adrian Francisco Soto Torino for the necessary and verifiable expenses made by him in the performance of the aforementioned acts, procedures and processes. Eight.- Purchase Price: Should the Beneficiary or its Assignees exercise the purchase option, the price of the latter for each mining claim and right given in option herein shall have one fixed and one variable component. A/ The fixed component shall be the equivalent in pesos, at the moment the respective payment of fifty thousand American dollars, hereinafter Dollars, may have been or be made, as the case may be, at the exchange rate prevailing on the date of such payment is made for the assets individualised on letters a/ to h/ of number One above. To the effects of the deed herein shall be understood that the "dollar observed" or the "exchange rate prevailing on the date", shall be the Dollar value, at the date in question, published by the Central Bank of Chile in conformance to second subparagraph of article 44 of the Law n(0) 18,840. Thus, the fixed component for the price of all the assets subject matter hereof shall be four hundred thousand dollars (US$400,000), as per the exchange rate of the United States Dollar prevailing the payment date and it shall be paid as follows: (i) Firstly, by assigning to such price the amounts the Beneficiary or its Assignee may have paid, before exercising the option, for the lease contract payment set forth on the SECOND clause herein. In order to assign such payment, the US dollar exchange rate shall be that of the date in which each lease payment had been made and the amounts paid for this concept , as set forth on the SECOND clause hereinbelow, shall be allocated on an equal part basis to the assets subject matter hereof; (ii) then, by assigning in the same fashion as letter (i) above, the amount paid as compensation for the option granted hereby as set forth in article Ten hereinbelow of this First clause; (iii) the difference between the purchase price (four hundred thousand dollars for all the assets subject matter of this purchase) plus the amounts paid for letters (i) and (ii) above, shall be paid in instalments equivalent in pesos to twenty five thousand dollars each, in a quarterly fashion until completing the difference, being payable any of these instalments the first working day of March, June, September or December, right after the date in which the option may have been exercised, in conformance to the exchange rate prevailing on such date. B/ The variable component of the purchase price shall be, for each asset individualised in letters a/ to h/ of the number One above, the equivalent in pesos to US$1.25 per each oz gold over the first 500,000 oz the Beneficiary or its Assignees extract, from the mining claims purchased, and sell in the market, and up to a million oz extracted and sold in the market until May 1st 2015. Should the option be exercised, therefore, the obligation of the Beneficiary or its Assignees to pay the variable part set forth in letter B/ shall be extinguished when reaching the million oz extracted and sold in the market or when reaching the date of May 1st 2015. The payment of the aforementioned variable part of the price shall only be claimable to the Beneficiary or its Assignees if the average price of gold at the London Metal Exchange, at the payment date, is higher than US$310 per oz. The total amount allocated to the aforementioned price variable component shall not exceed, in any case, the equivalent to US$500,000, as per the exchange rate prevailing on the date of each payment composing it. Such variable component shall be liquidated provisionally every three months, having to perform a final adjustment no further than March in the following calendar year. Notwithstanding the aforesaid, for the Beneficiary or its Assignees' the obligation to pay the variable part of the prices described on letter B/ shall also be extinguished if the Beneficiary or its Assignees alienate the mining claims and/or rights described on the number One of the First Clause of this instrument to a person they are no related to. The determination of the variable part of the price does not entitle the Offerers to supervise the exploitation the Beneficiary or its Assignees make of the mining claims subject matter of this contract. Nine.- Payment Form. All payments set forth in the option herein and the lease set forth in the Second clause hereinbelow, shall be made through promissory note(s) payable at sight to the name of one or the other Offerer, indistinctively, or to the name of the Mandatories individualized on the Clause Third hereinbelow, which shall be left to the disposal of one or the others at the Notary Office granting the acceptance public deed, being left on record by means of a certification issued by the Notary, which shall be annotated in the margin of the original of this instrument. Ten.- As the sole compensation for granting the hereby option Global Gold Corporation or its Assignees shall pay no further than March 5th 2003, the equivalent in pesos, at the payment date, to US$25,000 as per the exchange rate prevailing on that date. Eleven.- In the event of exercising this purchase option, the assets subject matter hereof shall be transferred, in each case, ad corpus, free from any lien, interdiction, encumbrance, injunction, ownership limitation, litigation, action or suit for enforcement of a contractual obligation, with all its uses, customs, rights as well as active and passive easements, and the Offerers, in each case, shall be held liable for any legal reparation or eviction in compliance with law. SECOND.- MINING CLAIMS LEASE CONTRACT.- One.- By the instrument herein the Offerers shall lease Global Gold Corporation the assets subject matter of the option contract set forth on number One of the First Clause, as of this date and till the end of the time period for the option, being understood this lease shall end by the mere fact of granting the acceptance of the irrevocable purchase offer contained in the previously mentioned option contract. Under the aforesaid, Global Gold Corporation shall be entitled to execute exploration and exploitation works at its sole risk, as set forth in article 171 of the Mining Code. By virtue of this lease contract, Global Gold Corporation shall pay a quarterly rent or royalty to the Offerers equivalent to US$25,000 as per the prevailing exchange rate of that date. Likewise, it is agreed that during the duration of the hereby lease contract Global Gold Corporation or its Assignee shall pay the mining patents corresponding to the aforementioned mining claims. In this act, however, the Offerers grant Global Corporation Gold a special and irrevocable proxy to pay, acting through its agents, and on behalf of the Offerers, the mining patents corresponding to the aforementioned mining claims. The fulfilment of this lease contract, shall not affect in any form the validity, duration, and effectiveness of the option contract contained herein. Two. Suspensive Conditions.- The obligations Global Gold Corporation acquires under the hereby lease contract, including the payment of the respective rent, are subject to the following copulative suspensive conditions: a/ that the titles of the mining claims and rights subject matter hereof be, at the sole discretion of Prieto and Cia Law Firm. lawfully constituted; specially fully perfected and free from any lien, mortgage, interdiction, encumbrance, injunction, ownership limitation, litigation, action or suit for enforcement of a contractual obligation; b/ that Intercontinental Investments Chile S.A., and the Offerer have subscribed a public instrument, in a valid and sufficient fashion, at the sole discretion of Prieto and Cia. Law Firm, before a Notary Public rescinding the Rights Assignment Agreement entered into by public deed dated October 9th, 1998, granted at the Santiago Notary Office of Mr. Aliro Veloso Munoz (Digest 9165-98); c/ (i) that Intercontinental Investments Chile S.A., (ii) each of its shareholders or partners and, if these were others than Messrs. Jorge Lopehandia and Jaime Chavez Teuber, also each one of them, (iii) the partnerships or people related to Messrs. Jorge Lopehandia and/or Chavez, and/or Intercontinental Investments S.A., as well as Ms. Ana Maria Quevedo Valdivia, have granted, whether jointly or individually, in a valid and sufficient manner, at the sole discretion of Prieto and Cia Law Firm, a termination and release document in respect of each and every act and contract that might be related to any of the mining claims and/or rights subject matter hereof, and in which any of them partook or partakes, may have or may have had an interest in; said termination and release document should be as broad as legally permissible, stating that each of them waives to each and every claim, right or action to which they may be entitled in the future, whether directly or indirectly through other related persons, in connection with said mining claims or rights, and waives to file any type of action against the Offerer, Global Gold Corporation, its Assignees or their respective representatives, partners, managers or former owners of such mining claims; of whatever nature such actions are or may be; d/ be verified, to the sole satisfaction of Prieto and Cia. Law Firm, that over the estate comprised of any of the mining claims or rights subject matter of the hereby contract no other concessions or mining claim applications governed by the Mining Code exist on the land on which the mining claims are located, and in respect of which there may exist an overlapping with the mining claims or rights subject matter hereof; e/ be verified, to the sole satisfaction of Prieto and Cia. Law Firm, that all the authorisations, or that it has not been necessary to obtain, in each case, have been given by the owners of the superficial land where the mining claims are constituted or the rights expressed on each mining claim have been requested, all individualized on the number One of the First Clause above. The suspensive conditions described above shall be deemed as fulfilled once Prieto and Cia. Law Firm through a public deed entered into in this same Notary Office state such action has taken place. The payment of the first rent shall be made, by Global Gold Corporation or its Assignees, the first working day of March, June, September or December, right after the granting of the aforementioned public deed. Three. Resolutory Condition. The lease contract contained herein shall be subject to the following resolutory conditions: A/ that the engineering company which has performed the feasibility study of the mining project to be developed in the mining claims deems, at its sole judgement, "as economically non feasible" for Global Gold Corporation or its Assignees the exploitation mining project of the mining claims subject thereof; B/ that any of the exploitation mining claims whose respective manifestations and registries are individualised on letters c/ to h/ on the number One of the First Clause above shall not come to be fully or dully constituted or, to the sole judgment of Prieto and Cia., Law Firm, its constitution becomes excessively difficult or expensive and; C/ that any legal action be entered into, of any nature this may be and before any court, whether national or foreign, ordinary or arbitral, which is related to the assets subject matter of the option and lease contracts hereto, or that intends to discuss the property, possession or mere tenancy of the mining claims and/or rights subject matter of the option and lease contract, or which pursuits any liability, whether civil or criminal or of any other nature, against any of the Offerers, Global Gold Corporation or its Assignees, of its respective representatives, partners or managers, or former owner of the claims. The resolutory conditions established above are set forth to the sole and exclusive benefit of the Beneficiary and its Assignees and shall operate once they have been solicited by the Beneficiary or its Assignees, and once solicited, they shall be fully in force, without need of any further proceeding or additional statement. Four. Assignment. The lease contract herein may be assigned to a third party by Global Gold Corporation, and this third party may also assign it to someone else and so on, without any limitation. THIRD: ENVIRONMENTAL OBLIGATIONS FULFILMENT. Each of the Messrs Alfredo Victor Ricardo Soto Torino and Adrian Francisco Soto Torino, hereinafter "the Soto Torino Messrs.", state and guarantee Global Gold Corporation and its successors that, as of the date of this instrument: One/ each one of them is in total compliance with all the environmental laws and regulations applicable to the mining claims constituted or in the process of being constituted, and such compliance includes, but no limiting to, for both of them, having all the permits and other governmental, administrative or city council authorisations required by the environmental laws and regulations and the compliance of their terms and provisions. They also state and guarantee that none of the Soto Torino Messrs has ever received any notice, whether from a governmental, administrative or city council authority, group of inhabitants, employees or in any other way, in which is stated that any of the claims described in this number One or the Offerers, as legal bearers of the right, do not comply fully with the aforementioned laws and regulations, and to the true knowledge of each of the Soto Torino Messrs, there are no circumstances which may impede or interfere in the future with such full compliance. Two/ There are neither environmental claim being processed against any of the Soto Torino Messrs nor against any of the mining claims individualised in the letters a/ to h/ of the number One of the First Clause above.- Three/ There are no actions, activities, circumstances, conditions, events or incidents, past or present, including, but not limiting to, the liberation, emission, discharge, presence or disposal of any contaminant material against the owner, current or future, of the mining claims or, to the true knowledge of the Soto Torino Messrs, any person or entity whose responsibility has, or may have, been undertaken by any of the Soto Torino Messrs, whether contractually or due to legal cause. FOURTH- IRREVOCABLE MANDATE.- By this act, Messrs Alfredo Victor Ricardo Soto Torino and Adrian Francisco Soto Torino, hereinafter the "Mandators" sign one another an irrevocable mandate and each one of them also signs an irrevocable mandate to Ms. Ana Maria Quevedo Valdivia, Ms. Herlinda Edith Herrera Palma and to the arbitrators appointed in the Eighth Clause of this instrument, hereinafter the "Mandators", to receive any of the appointed Mandators all or a share of the prices Global Gold Corporation or its Assignees shall pay due to the option and lease contracts and or for having exercised the option set forth herein, or due to any other obligation amongst the parties. The mandate to receive stated in this clause is of irrevocable nature in the terms of the article two hundred and forty one of the Commerce Code, for being granted in benefit of Global Gold Corporation and its Assignees. Furthermore, and in accordance with the article two thousand one hundred and sixty nine of the Civil Code, the mandate hereby shall not either terminate due to Mr. Alfredo Victor Ricardo Soto Torino and/or Mr. Adrian Francisco Soto Torino demise, being each of such Mandators able to continue receiving all or a share of the aforementioned prices paid by Global Gold Corporation and its Assignees even after one or both Mandators demise.- FIFTH.- Prohibitions.- Mr. Alfredo Victor Ricardo Soto Torino agrees to constitute in favour of the Beneficiary, for whom accepts Mr. Robert
          A. Garrison, prohibition to lien, alienate or provide by all means all and each of the mining claims individualised in the letters a/ to h/, or signing acts and contracts that limit or affect its tenancy, possession or property, without the authorisation of the Beneficiary or its Assignees; authorisation that, in any case, should be given by public deed. On the other hand, Mr. Adrian Francisco Soto Torino hereby constitutes in favour of the Beneficiary, for whom accepts Mr. Robert A. Garrison, a prohibition to lien, alienate or provide by all means all and each of the mining rights arising from the claims individualised in the letters c/ to g/ of the number One of the First Clause above or signing acts and contracts that limit or affect its tenancy, possession or property, without the authorisation of the Beneficiary or its Assignees; authorisation that, in any case, should be given by public deed. Upon acceptance of the irrevocable offer subject matter hereof, all prohibitions referred to in this clause shall be rendered null and void when they refer particularly to the asset in which respect such acceptance has been granted, and release thereof by the respective Mining Registrar may be requested by merely submitting the acceptance public deed. SIXTH.- This purchase option contract shall be recorded in the Liens and Encumbrances Registry of the respective Mining Registrars where each of the mining claims and rights subject matter hereof are recorded, in order to produce the effects set forth in the second subparagraph of Article 169 of the Mining Code. SEVENTH.- AUTHORIZATION.- Present to this act, Ms. Herlinda Edith Herrera Palma, Chilean, head of household, ID card number 5.093.929-4 married in community property regime to Mr. Alfredo Victor Soto Torino, of the same domicile, who accredits his identity with the aforementioned document and states she expressly authorizes her spouse to enter into the contracts subject matter hereto. EIGHTH.- ARBRITATION.- Any doubt, difficulty, difference or controversy arising between the Offerers, on one hand and on the other, the Beneficiary in connection with the existence, validity, effectiveness, application, interpretation, duration, enforcement or fulfilment of this purchase option contract shall be submitted on each occasion to the consideration of an arbitrator, who shall have arbitration powers as regards the procedure and de jure powers as regards the sentence, who shall resolve the matter in a single instance, and the granting parties hereby expressly waive to any legal recourses to which they may resort to appeal against the arbitrator's resolutions, except for the appeal for reversal, clarification, amendment or rectification before the same arbitrator, and remedy of complaint. To this end, the parties hereby designate as arbitrator Mr. Jorge Montes Bezanilla; should the arbitrator so designated be unable or refused to accept to act in this capacity, the parties agree to designate Mr. Eduardo Gonzalez Errazuriz in his replacement, and finally, if the latter is unable or fails to accept to act as such, the parties agree to designate Mr. Juan Luis Ossa Bulnes. If none of the aforementioned people is able to act as arbitrator or fails to accept to act in such capacity, the parties shall meet to agree on the designation of another arbitrator, and if they fail to reach such agreement any of them shall have the right to request that such designation be made by the Ordinary Justice, being the one in charge of appointing him, in which case the person designated to act as such shall necessarily be an attorney-at-law who is or has been Dean or Director of the Juridical and Social Sciences Department of Universidad Catolica de Chile or Universidad de Chile or who has or has had the position of an ordinary or extraordinary Professor of Civil, Commercial or Criminal Law at the Santiago Law Schools of any of the aforementioned universities for a period of not less than 5 years. None of the arbitrators designated shall be rejected based on the fact that they have heard any of the matter subject matter hereof or issued a sentence in respect thereof. The arbitration proceedings shall take place in the city of Santiago. The arbitrator acting as such shall be vested with all necessary powers to solve any matter related to his competency or jurisdiction, and to issue any injunction orders, no matter if they are prior or after the arbitration proceedings.

          Expenses originating from the arbitration, from the experts' reports required and others arising therefrom shall be borne by the parties as determined in the respective sentence.- NINTH.- Global Gold Corporation, Mr. Alfredo Victor Ricardo Soto Torino and Mr. Adrian Francisco Soto Torino state they have had independent legal counselling to enter into this instrument. TENTH.- DOMICILE.- For all legal purposes hereof the parties establish their special domicile in the city of Santiago. ELEVENTH.- AGREEMENTS: the instrument hereby constitutes a complete and definitive agreement amongst the parties in relation to the negotiation they have performed and it shall prevail over any other agreement, oral or written, which may have previously existed amongst the parties; in respect of which they fully and broadly terminate. TWELFTH.- The parties state the contracts subject matter hereof shall not originate any payment or commission for brokerage or discovery of any of the mining claims subject matter thereof, and, therefore, Global Gold Corporation shall not be held liable for any payment in relation to such concept. THIRTEENTH: The parties commit to fulfil the contract hereby, as well as construe its clauses abiding by the good faith principle. FOURTEENTH. No hindrance or delay in exercising, by Global Gold Corporation or its Assignees, any right given in virtue of the contracts subject matter hereof, shall be construed as a waiver thereof. Global Gold Corporation or its Assignees shall be able to waive some conditions, be these suspensive or resolutory, all of which have been set forth for its own benefit, or any other right, condition, time limit or requirement which may have been set forth for its own benefit in the contracts subject matter hereof. Nevertheless, its particular waiver to one of these rights, conditions, time limits or requirements neither shall mean nor be construed, under any circumstance, as a waiver to the others.
          FIFTEENTH.- The Offerers, indistinctively, shall cover, pay or reimburse Global Gold Corporation or its Assignees all expenses and detriments inflicted on them, in relation to the property or operation of the mining claims and/or rights individualised in letters a/ to h/ of the Number One of the First Clause above and which may arise due to facts or circumstances prior to this date. SIXTEENTH EXPENSES.- All expenses and taxes related to the granting of this instrument and the acts subject matter hereof shall be borne by Global Gold Corporation.- SEVENTEENTH.- The appearing parties grant power of attorney to the attorneys-at-law Mr. Luis Victor Delpiano Del Rio, Rodrigo de Alencar Barahona, Francisco Javier Mujica Escobar and Leonidas Prieto Larrain to act, whether individually or jointly, and on behalf of the appearing parties, give or subscribe documents and deeds, whether public or private that be necessary to rectify, amend, clarify or complement the purchase option, lease, and mandate deed herein, in order to correct mistakes or omissions and to enable the materialisation of the will manifested by the parties herein and to perform the corresponding registrations.- EIGHTEENTH REGISTRATIONS.-

          The bearer of an authorized copy hereof shall be empowered to request to the competent Mining Registrars all necessary and applicable registrations and annotations in virtue of the hereby instrument.- LEGAL CAPACITIES.- The legal capacity of Mr. Robert A. Garrison to represent Global Gold Corporation is stated in the Board session of Global Gold Corporation of this same date.- In witness whereof and after reading the instruments herein, the parties set their hand and seal hereto. Copy granted, and annotated in the Digest under the number mentioned hereinabove. I attest.

          -----------------------
          Robert Garrison
          p.p. Global Gold Corporation
          American Passport N(degree) 141168159



          -----------------------
          Alfredo Victor Ricardo Soto Torino
          ID Card Number.: 5.387.074-0



         -----------------------
         Adrian Francisco Soto Torino
         I.D Card Number: 5.535.932-6



         -----------------------
         Herlinda Edith Herrera Palma
         I.D Card Number: 5.093.929-4

                                                                   EXHIBIT 10.61


IVAN TORREALBA ACEVEDO
   NOTARIO PUBLICO
HUERFANOS 979 OF. 501 - SANTIAGO

                         Digest N(degree) 2698-03

          AMENDMENT TO PURCHASE OPTION AND LEASE AGREEMENTS

          ALFREDO VICTOR RICARDO SOTO TORINO
          AND
          ADRIAN FRANCISCO SOTO TORINO
          TO
          GLOBAL GOLD CORPORATION


          IN SANTIAGO, CHILE, on March 3, 2003, before me, IVAN TORREALBA ACEVEDO, Chilean, married, attorney-at-law and Incumbent Notary Public of the 33rd Notary Office of Santiago, National ID Card 3.417.990-5, domiciled at Huerfanos No. 979, Suite 501, Santiago, there appear: Mr. ALFREDO VICTOR RICARDO SOTO TORINO, a Chilean national, married, mining entrepreneur, National ID Card No. 5.387.074-0, domiciled in the city of Copiapo, at Maraton No. 477, Villa El Cobre Dos, and visiting this city; Mr. ADRIAN FRANCISCO SOTO TORINO, Chilean, married under the property separation regime, mining entrepreneur, ID Card n(0) 5.535.932-7, (hereinafter, both indistinctly and jointly, " The Offerer" or "The Offerers"), on one hand, and on the other Mr. Robert
          A. Garrison, a US national, married, agent of commerce, US Passport No. 141168159, bearing legal domicile at 734 Franklin Avenue Suite 333, Garden City, New York 11530, and visiting this city, on behalf, as accredited hereinbelow, of GLOBAL GOLD CORPORATION, a company incorporated as per the laws of the State of Delaware, USA, domiciled as its representative (hereinafter, indistinctly, the "Beneficiary"); all of statutory age, who evidence their identities with the aforementioned documents, and represent: FIRST.- By public deed dated January 15, 2003, at this Notary Public's Office (Digest N(degree)
          632-03)  the  parties  hereto  granted a  Purchase  Option,  Lease and

          Mandate Agreement, establishing as well prohibitions to place liens and to alienate on the mining properties and rights described in the aforementioned public deed. SECOND.- The parties hereby replace in its integrity letter B/ of Point Eight of Clause First of the public deed described in the preceding paragraph, by the following: "B/ The variable component of the purchase price shall be, for each asset individualised in letters a/ to h/ of the number One above, the equivalent in pesos to US$0.125 per each oz of gold over the first 500,000 oz of gold the Beneficiary or its Assignees extract from the mining claims purchased and sell in the market, and up to a million oz of gold extracted and sold in the market until March 1st 2015. Therefore, should the option be exercised, the obligation of the Beneficiary or its Assignees to pay the variable part of the purchase price set forth in this letter B/ shall arise if more than 500,000 oz of gold are extracted from the previously individualised mining claims and are sold in the market, and shall be extinguished when reaching the million oz of gold extracted from such claims and sold in the market, or when reaching the date of May 1st 2015, whatever occurs first. The payment of the aforementioned variable part of the price shall only be claimable to the Beneficiary or its Assignees if the average price of gold at the London Metal Exchange, at the payment date, is higher than US$310 per oz. The total amount allocated to the aforementioned price variable component shall not exceed, in any case, the equivalent to US$500,000, as per the exchange rate prevailing on the date of each payment composing it. Such variable component shall be liquidated provisionally every three months, having to perform a final adjustment no further than March in the following calendar year, month in which the payment shall be done. Notwithstanding the aforesaid, the Beneficiary's or its Assignees' obligation to pay the variable part of the price described in this letter B/ shall also be extinguished by operation of law if the Beneficiary or its Assignees alienate the mining claims and/or rights described on the number One of the First Clause of this agreement to a person they are not related to. The calculation of the variable part of the price does not entitle the Offerers to supervise the exploitation the Beneficiary or its

          Assignees make of the mining claims subject matter of this contract." THIRD.- The parties hereby replace in its integrity Point Nine of
          Clause First of the public deed described in Clause First of this Agreement by the following: "Nine.- Payment Form. All payments set forth in the option herein and the lease set forth in the Second clause hereinbelow, shall be made through promissory note(s) payable at sight to the name of one or the other Offerer, indistinctively, or to the name of the Mandatories individualised on the Clause Third hereinbelow, which shall be left to the disposal of one or the others at the Notary Office granting the acceptance public deed, being left on record by means of a certification issued by the Notary. The aforementioned payments can also be made by wire transfer to bank accounts held by any of the Offerers, or by any one of the Mandatories individualised in Clause Fourth below." FOURTH: These amendments shall be recorded at a margin of the registration(s) that correspond with the Liens and Encumbrances Registry(s) of the respective(s) Mining Registrar(s). FIFTH.- AUTHORIZATION.- Present to this act, Mrs. Herlinda Edith Herrera Palma, Chilean, head of household, ID card number 5.093.929-4 married in community property regime to Mr. Alfredo Victor Soto Torino, of the same domicile, who accredits his identity with the aforementioned document and states she expressly authorizes her spouse to amend the agreements contained in the public deed individualised in Clause First herein in the terms described in this Agreement. Furthermore, she expressly authorizes her spouse in the future, to amend, every time its necessary, the Option, Lease and Mandate Agreements already individualised, being able her spouse to agree on new terms and conditions thereof, precise the interpretation of those already in force and, in general, create, amend or extinguish rights. SIXTH.- In all which has not been amended, the public deed individualised will stay in force and effect. SEVENTH: All costs and taxes arising out of the granting of this document shall be borne exclusively by Global Gold Corporation. EIGHTH: REGISTRATIONS.- The bearer of an authorized copy hereof shall be empowered to request to the competent Mining Registrars all necessary and applicable registrations and annotations in virtue of the hereby instrument.- LEGAL CAPACITIES.- The legal capacity of Mr. Robert A. Garrison to represent Global Gold Corporation is stated in the Board session of Global Gold Corporation registered at this Notary Public's Office on January 15, 2003.- In witness whereof and after reading the instruments herein, the parties set their hand and seal hereto. Copy granted, and annotated in the Digest under the number mentioned hereinabove. I attest.

         -----------------------
         Robert  Garrison
         p.p. Global Gold Corporation
         American Passport N(degree) 141168159



         -----------------------
         Alfredo Victor Ricardo Soto Torino
         ID Card Number.: 5.387.074-0



         -----------------------
         Adrian Francisco Soto Torino
         I.D Card Number: 5.535.932-6



         -----------------------
         Herlinda Edith Herrera Palma
         I.D Card Number: 5.093.929-4

                                                                   EXHIBIT 10.62

                                    Agreement

This Agreement is made as of 17th March 2003 by and between SHA, LLC, an Armenian limited liability company ("SHA") and Global Gold Corporation, a Delaware, United States corporation ("Global") to set the terms for the acquisition of the Hankavan mine in Armenia with proven mineral reserves as further described in Exhibit A attached (the "Mine"),

Premises

Whereas, SHA owns the exclusive exploration license, registration, permits, other assets and rights with respect to the Mine, as further described in Exhibit B attached; and

Whereas, SHA has represented that the attached Mine exploration license and registration can be converted to an exploitation license and all necessary permits according to Armenian legislation to begin mining and processing of the ore at the mine can be acquired within twelve months; and

Whereas, SHA desires to sell the Mine and related assets to Global and Global desires to acquire and develop the Mine, all on the terms and conditions of this Agreement, the parties hereby agree as follows.

1. At Global's option to be exercised within 45 days, SHA shall: (a) transfer the exclusive license, registration, permits, and all other rights related to the Mine to Global; or (b) with its limited liability company participants transfer of 100% of all ownership shares of SHA and any other entity which may hold rights in the Mine to Global or Global's designee.

2. The total purchase price shall be One Hundred Fifty Thousand U.S. Dollars ($150,000 USD), payable as follows:

         a. Fifteen Thousand U.S. Dollars ($15,000 USD) payable within five days of execution of the final documentation and transfer of assets, licenses, registration, and/or shares to Global (the "Closing");

         b. Sixty Seven Thousand Five Hundred U.S. Dollars ($67,500 USD) payable within six month of the Closing; and

         c. Sixty Seven Thousand Five Hundred U.S. Dollars ($67,500 USD) payable within thirty days of issuance of the exploitation license and all other licenses and permits necessary to begin commercial mining and processing operations at the Mine.

3. SHA or its designee shall work with Global or its designee to acquire all the necessary licenses and permits to commence commercial mining and processing operations. Global shall pay the governmental fees and additional compensation for these services, as mutually agreed.

4. This Agreement is subject to Global's satisfactory completion of the due diligence review and .final documentation, to include detailed representations, warranties, and other agreed terms and conditions, to be completed within sixty days of this Agreement.

5. This is an international agreement which the parties shall implement in good faith. Any disputes shall not be settled in Armenian courts, but by a mutually agreed arbitration forum; if the parties do not agree to an arbitration forum within sixty days of a dispute, all disputes shall be referred for arbitration to the International Chamber of Commerce in London, England.

6. This Agreement contains the complete understanding and agreement of the parties, and no amendment or modification to this Agreement shall be valid unless expressed in writing and duly executed.

7. The individuals executing this Agreement are authorized to execute and ensure performance on behalf of their respective parties.

In witness whereof, the parties execute this Agreement as of the date first written above.

SHA, LLC and for its Participants           Global Gold Corporation

------------------------                    --------------------------
Yurik Lalazarian, Director                  Robert Garrison, President


-------------------------                   ----------------------
Witness                                     Witness

                                                                    Exhibit 99.1


                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report on Form 10-KSB of Global Gold Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Drury J. Gallagher, Chairman, Chief Executive Officer and Treasurer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

1. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

2. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.



April 8, 2003                                          /s/ Drury J. Gallagher
                                                       -----------------------
                                                       Drury J. Gallagher,
                                                       Chairman, Chief Executive
                                                       Officer and Treasurer

                                                                    EXHIBIT 99.2





                             CERTIFICATE PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Annual Report on Form 10-KSB of Global Gold Corporation (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange commission on the date hereof (the "Report"), I, Robert A. Garrison, President, Chief Financial Officer and Chief Operating Officer of the Company, certify, pursuant to 18 U.S.C. ss 1350, as adopted pursuant to ss 906 of the Sarbanes-Oxley Act of 2002, that:

3. The report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934: and

4. The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.



April 8, 2003                                 /s/ Robert A. Garrison
                                              -----------------------
                                              Robert A. Garrison,
                                              President, Chief Financial Officer
                                              and Chief Operating Officer