Form 10QSB
period 2003-03-31
GLOBAL GOLD CORP
filed 2003-05-20
CIK 319671

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

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


          734 FRANKLIN AVENUE, # 333, GARDEN CITY, NEW YORK 11530-4525
          ------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (516) 627-2388

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes / / No / /. Not applicable.

As of March 31, 2003 there were 6,868,114 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes / /  No /X/.

                                EXPLANATORY NOTE:

The financial statements included in this Form 10-QSB have not been reviewed by the Company's independent auditors, nor any other independent accountants, using professional standards and procedures for conducting such audits, as established by generally accepted auditing standards. Accordingly, the Company's independent auditors have not expressed any opinion or any other form of assurance on such financial statements, assume no responsibility for, and disclaim any association with, such financial statements.

                                TABLE OF CONTENTS


PART I   FINANACIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Balance Sheet - as of March 31, 2003 .................................3

         Statements of Operations for the three months
         ended March 31, 2003 and March 31, 2002 ..............................4

         Statements of Cash Flows- for the three month ended March 31, 2003 and March 31, 2002 and for the development stage period from
         January 1, 1995 through March 31, 2003 ...............................5

         Notes to Financial Statements .....................................6-10

Item 2.  Management's Discussion and Analysis or Plan of Operation ........10-11

Item 3.  Controls and Procedures .............................................11


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................12

Item 2.  Changes in Securities and Use of Proceeds ...........................12

Item 3   Default Upon Senior Securities ......................................12

Item 4   Submission of Matters to a Vote of Security Holders .................12

Item 5   Other Information ...................................................13

Item 6.  Exhibits and Reports on Form 8-K ....................................13

SIGNATURE ....................................................................14

CERTIFICATIONS ............................................................15-16

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                                  Balance Sheet

                                 March 31, 2003

                                     ASSETS
                                     ------

CURRENT ASSETS:
         Cash and cash equivalents ...............................  $    21,381
                                                                    -----------
                  TOTAL CURRENT ASSETS ...........................  $    21,381

         Prepaid Expenses ........................................       85,610

         Deferred Costs ..........................................      138,253

         Investment in securities available for sale .............      229,600
                                                                    -----------
                                                                    $   474,844
                                                                    ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------


CURRENT LIABILITIES:
         Accounts payable and accrued expenses ...................  $   144,978
         Due to related parties ..................................       78,010
                                                                    -----------
                  TOTAL CURRENT LIABILITIES ......................      192,988

STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000 shares authorized ..        6,868
         6,868,114 shares issued and outstanding
         Common Stock Subscribed .................................          450
         Additional paid-in-capital ..............................    5,069,505
         Deficit accumulated during the development stage ........   (4,873,355)
         Accumulated other comprehensive income ..................       82,608
                                                                    -----------
                  TOTAL STOCKHOLDERS' EQUITY .....................      286,076
                                                                    -----------
                                                                    $   474,844
                                                                    ===========

    The accompanying notes are an integral part of these financial statements

                                     GLOBAL GOLD CORPORATION
                                  (A Development Stage Company)

                                  Statements of Income and Loss


                                        January 1, 2003      January 1, 2002      January 1, 1995
                                           Through              Through             Through
                                        March 31, 2003       March 31, 2002       March 31, 2003
                                        --------------       --------------       --------------
REVENUES                                  $      -0-           $      -0-           $      -0-
                                          ----------           ----------           ----------

EXPENSES:
Selling general and administrative            44,403                3,125            1,407,200
Legal Fees                                    25,431                4,564              681,684
Write-off investment in Georgia
   mining interests                               --                   --              135,723
Gain on sale of interest in
   Global Gold Armenia                            --                   --             (268,874)
(Gain) Loss on sale of interest in
   Sterlite Gold Ltd.                         (3,963)               9,289               (8,582)
Miscellaneous other                                -                  100               18,557
                                          ----------           ----------           ----------
                  TOTAL EXPENSES              65,871               17,078            1,965,708
                                          ----------           ----------           ----------

NET LOSS                                     (65,871)             (17,078)           1,965,708
                                          ==========           ==========           ==========

NET LOSS PER SHARE-BASIC AND DILUTED           (0.01)              (0.002)
                                          ==========           ==========

WEIGHTED AVERAGE SHARES OUTSTANDING        6,868,114            4,368,114
                                          ==========           ==========

            The accompanying notes are an integral part of these financial statements

                                                4

                                                  GLOBAL GOLD CORPORATION
                                             (A Development Stage Enterprise)

                                                 STATEMENTS OF CASH FLOWS
                                                                                                           January 1, 1995
                                                             January 1, 2003        January 1, 2002       (development stage
                                                                  through               through                through
                                                              March 31, 2003         March 31, 2002       March 31, 2003
                                                            ------------------     ------------------     ------------------
CASH FLOW FROM DEVELOPMENT STAGE ACTIVITIES:

Net Loss ...................................................     $ (65,871)             $  (7,789)           $ (1,965,708)
Adjustments to reconcile net loss
To net cash used in operating activities:
    Provision for bad debts ................................           -0-                    -0-                 325,000
    Gain on sale of Armenia mining interests ...............           -0-                    -0-                (268,874)
    Write-off of mining investment in Georgia ..............           -0-                    -0-                 135,723
    Gain on sale of marketable securities ..................       ( 3,963)                   -0-                  (8,582)
    Non-cash expenses related to issuance of common stock ..           -0-                    -0-                 174,500
Changes in assets and liabilities:
    Organization costs .....................................           -0-                    -0-                  (9,601)
    Accounts receivable and deposits .......................           -0-                 (9,685)                   (154)
    Accounts payables and accrued expenses .................         9,364                (12,891)                233,969
                                                                 ---------              ---------            ------------
    NET CASH USED IN OPERATING ACTIVITIES ..................       (60,470)               (30,365)             (1,383,727)
                                                                 ---------              ---------            ------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Proceeds from sale of Armenia mining interests .........           -0-                    -0-               1,891,155
    Proceeds from sale of investment
      in common stock of Sterlite Gold Ltd. ................         7,240                 16,875                  57,591
    Investment in certain mining interests - net of
    Financing ..............................................           -0-                    -0-                (153,494)
    Deferred costs - mining interest .......................       (84,751)                   -0-              (1,017,111)
                                                                 ---------              ---------            ------------
    NET CASH PROVIDED BY INVESTING ACTIVITIES ..............       (77,511)                16,875                 778,141
                                                                 ---------              ---------            ------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Net proceeds from private placement offering ...........       137,500                    -0-                 559,073
    Due to related party ...................................        14,078                    -0-                  55,792
    Sale of Warrants .......................................           -0-                    -0-                     650
    Warrants exercised .....................................           -0-                    -0-                     100
                                                                 ---------              ---------            ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..............       151,578                    -0-                 615,615
                                                                 ---------              ---------            ------------
NET INCREASE (DECREASE) IN CASH ............................        13,597                (13,490)                 10,962

CASH AND CASH EQUIVALENTS- beginning of period .............         7,784                 13,880                  11,352
                                                                 ---------              ---------            ------------

CASH AND CASH EQUIVALENTS- end of period ...................     $  21,381              $     390            $     21,381
                                                                 =========              =========            ============

SUPPLEMENTAL CASH FLOW INFORMATION

    Income taxes paid ......................................     $     -0-              $     -0-            $      2,683
                                                                 =========              =========            ============
    Interest paid ..........................................     $     -0-              $     -0-            $     15,422
                                                                 =========              =========            ============

                         The accompanying notes are an integral part of these financial statements

                                                            5

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 March 31, 2002

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS:

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

The accompanying financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through December 31, 2003.

The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial positions, results of operations and cash flows for the periods presented. Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the December 31, 2002 annual report on Form 10-KSB. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year.

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

   h. Investment in Marketable Securities - The Company's investment in available for sale securities consist of certain equity securities not classified as trading securities nor as securities to be held-to-maturity. Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Declines in fair value on individual available for sale securities below their cost that are other than temporary would result in the write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

   i. Deferred costs - The Company has incurred fees in connection with their acquisition of mining properties. These fees are recorded on the balance sheet as deferred costs. Upon completion of these acquisitions, the Company will capitalize such fees as fixed assets.

   j. Certain amounts in the prior period financial statements have been reclassified to conform to current years presentation.

   k. New Accounting Standards

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

      - Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The adoption did not have an effect on the Company's financial statements.

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

      - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure requirements apply to all companies for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 is not expected to have a material impact on the Company's financial statements

      - In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The recognition and measurement provisions are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this interpretation is not expected to have an impact on our financial statements.

      - In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of this interpretation is not expected to have an impact on our financial statements.

      - In December 2001, Accounting Standards Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position 01-6, "Accounting by Certain Entities (including Entities with Trade Receivables) That Lend to or Finance the Activities of Others" ("SOP 01-6"). SOP 01-6 provides guidance on accounting and reporting matters for entities that have trade receivables and entities that finance their customers' purchases of goods and services using trade receivables. SOP 01-6 is effective for fiscal years beginning after December 15, 2001, and we have adopted the provisions of SOP 01-6 effective January 1, 2002. The adoption of SOP 01-6 has not had a material effect on our financial position, results of operations or cash flows.

3. INVESTMENTS IN SECURITIES AVAILABLE FOR SALE:

At March 31, 2003 investment in securities consisted of common stock of Sterlite Gold Ltd. classified as available for sale and stated at a quoted fair value of $229,600. The cost of the securities was $146,992. The unrealized gain as of March 31, 2003 was $82,608 which is shown as a separate component of stockholders' equity.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 2003 AND
         THREE MONTHS ENDED MARCH 31, 2002

During the three-month period January 1, 2003 through March 31, 2003, the Company's administrative and other expenses were $69,834 which represented an increase from the amount paid or accrued of $7,789 in the same period last year. The expense increase was attributable to accrued salaries of $33,333, higher legal fees of $20,866, increased accounting of $2,760 and travel expenses of $3,320 due to project development.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31,2003, the Company's total assets were $474,844, of which $21,381 consisted of cash or cash equivalents.

The Company's plan of operation for calendar year 2003 is:

   (a) To commence activities with regard to the Chilean mining properties acquired in January, 2003;

   (b) To pursue and consummate the acquisition of the Armenia mining properties and to possibly acquire additional mineral-bearing properties; and

   (c) To sell the 2,250,000 shares of Sterlite common stock, and use the sales proceeds for working capital purposes

The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia.

The Company needs financing to meet its anticipated monthly administrative expenses of about $7,500 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. The Company anticipates that it might obtain additional financing in 2003 from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2003. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus it does not anticipate that any amount thereof will be exercised, although there can be no assurance of such result. In the event that no contemplated financing is obtained through the exercise of the warrants (which the Company considers highly remote), the Company does not have sufficient financial resources to meet its obligations

The Company does not intend to engage in any research and development during 2003 and does not expect to purchase or sell any plant or significant equipment.

The Company expects to hire one additional full-time employee in 2003.

ITEM 3.  CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a -14 and 15d-14). Based of that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company made sales of shares of its common stock during the first quarter of 2003, each of which is exempt from registration under the Securities Act of 1933, as amended (the "Act"), as set forth below:

         (a) As of January 3, 2003, the Company sold 25,000 shares of its common stock to Thomas G. Davey at $0.25 per share for a total purchase price of $6,250. The Company believes that Mr. Davey is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

         (b) As of January 31, 2003, the Company sold 50,000 shares of its common stock to Donald Galine at $0.25 per share for a total purchase price of $12,500. The Company believes that Donald Galine is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

         (c) On February 12, 2003, the Company sold 50,000 shares of its common stock to Frank Gallagher, Jr. at $0.25 per share for a total purchase price of $12,500. The Company believes that Frank Gallagher, Jr. is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

         (d) As of February 13, 2003, the Company sold 25,000 shares of its common stock to Thomas G. Davey at $0.25 per share for a total purchase price of $6,250. The Company believes that Mr. Davey is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

         (e) As of February 18, 2003, the Company sold 200,000 shares of its common stock to Kang Chan at $0.25 per share for a total purchase price of $50,000. The Company believes that Kang Chan is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

         The Company used such proceeds in connection with its Chilean and Armenian projects.


Item 3.  Default Upon Senior Securities

         None

Item 4.  Submission of Matters to a vote of Security Holder

         None

Item 5.  Other Information

         The Company made additional sales or transfers of shares of its common stock during the first quarter of 2003, each of which is exempt from registration under the Act, as set forth below:

         (a) In January, 2003, the Company sold 100,000 shares of its common stock to Linda Sam, through Sukhmohan Athwal as nominee, at $0.05 per share for a total purchase price of $5,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof). The Company believes that Linda Sam is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

         (b) In January, 2003, the Company sold 200,000 shares of its common stock to EM&P Investments, through Sukhmohan Athwal as nominee at $0.05 per share for a total purchase price of $10,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof). The Company believes that EM&P Investments is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

         (c) In January, 2003, the Company sold 200,000 shares of its common stock to Bank Sat Oppenheim Jr. & CIE, through Sukhmohan Athwal as nominee, at a per share price of $0.05 per share for a total purchase price of $10,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof). The Company believes that Bank Sat Oppenheim Jr. & CIE is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

         (d) On February 21, 2003, the Company transferred 900,000 shares of its common stock at $0.05 per share to Drury J. Gallagher as a stock award subject to a substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 41-month term of his Amended and Restated Employment Agreement, and which is to be earned, and vest ratably, during the 41-month period ending June 30, 2006.

         (e) On February 21, 2003, the Company transferred 900,000 shares of its common stock at a per share price of $0.05 per share to Robert A. Garrison as a stock award subject to a substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 41-month term of his Amended and Restated Employment Agreement, and which is to be earned, and vest ratably, during the 41-month period ending June 30, 2006.

Item 6.  Exhibits and Reports on Form 8-K

         (a) The following documents are filed as part of this report. Financial Statements of the Company (unaudited), including balance sheet as of March 31, 2003, the statements of income and loss for the three months ended March 31, 2003 and March 31, 2002, the statements of cash flow for the three months ended March 31, 2003 and March 31, 2002 and for the development stage period from January 1, 1995 through March 31, 2003 and the Exhibits which are listed on the Exhibit index:

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

99.1          Certificate of Chief Executive Officer
99.2          Certificate of Chief Financial Officer

         (b)  Reports on Form 8-K filed during the quarter ended March 31, 2003

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLD CORPORATION


By: /s/  Drury J. Gallagher                                 May 20, 2003
    -------------------------
    Drury J. Gallagher, Chairman,
    Chief Executive Officer and Treasurer

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

Date:   May 20, 2003                    /s/ Drury J. Gallagher
                                        Drury J. Gallagher, Chairman,
                                        Chief Executive Officer and Treasurer

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

Date:  May 20, 2003                     /s/ Robert A. Garrison
                                        Robert A. Garrison, President,
                                        Chief Financial Officer and
                                        Chief Operating Officer