Form 10QSB/A
period 2003-03-31
GLOBAL GOLD CORP
filed 2003-07-11
CIK 319671

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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


                    104 FIELD POINT ROAD,GREENWICH, CT 06830
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (203) 422-2300

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

As of June 30, 2003 there were 8,468,114 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes / / No /X/.

                                TABLE OF CONTENTS


PART I   FINANACIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

         Condensed Balance Sheet - as of March 31, 2003 (Restated).............3

         Condensed Statements of Operations for the three months ended
              March 31, 2003 (Restated) and March 31, 2002 and for the development stage period from January 1, 1995 through
              March 31,2003 (Restated).........................................4

         Condensed Statements of Cash Flows for the three months
         ended March 31, 2003 (Restated) and March 31, 2002 and for the development stage period from January 1, 1995 through March 31,
         2003(Restated)........................................................5

         Notes to Condensed Financial Statements (Unaudited)................6-13

Item 2.  Management's Discussion and Analysis or Plan of Operation ........14-16

Item 3.  Controls and Procedures .............................................16


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................17

Item 2.  Changes in Securities and Use of Proceeds ...........................17

Item 3   Default Upon Senior Securities ......................................17

Item 4   Submission of Matters to a Vote of Security Holders .................17

Item 5   Other Information ...................................................18

Item 6.  Exhibits and Reports on Form 8-K ....................................19

SIGNATURE ....................................................................19

CERTIFICATIONS ............................................................20-23



                            GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Unaudited Condensed Balance Sheet
                                   (Restated)

                                 March 31, 2003

                                     ASSETS
                                     ------

CURRENT ASSETS:

Cash and cash equivalents ...............................        $    21,381

Investment in securities available for sale .............            229,600
                                                                 -----------
         TOTAL CURRENT ASSETS ...........................            250,981

Mine acquisition costs ..................................            138,253

                                                                 -----------
                                                                 $   389,234
                                                                 ===========


                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued expenses ..............       $   140,758
     Due to related parties .............................            44,677
                                                                -----------
         TOTAL CURRENT LIABILITIES ......................           185,435
                                                                -----------
 STOCKHOLDERS' EQUITY
     Common stock $0.001 par, 100,000,000 shares authorized..         6,868
           6,868,114 shares issued and outstanding
     Common stock subscribed, 350,000 shares..................          350
     Additional paid-in-capital ..............................    5,404,605
     Unearned compensation                                         (428,049)
     Accumulated deficit                                         (2,907,648)
     Deficit accumulated during the development stage........    (1,954,935)
     Accumulated other comprehensive income ..................       82,608
                                                                -----------
         TOTAL STOCKHOLDERS' EQUITY .....................           203,799
                                                                -----------
                                                                $   389,234
                                                                ===========

The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.




                                          GLOBAL GOLD CORPORATION
                                       (A Development Stage Company)

                               Unaudited Condensed Statements of Operations



                                                                                Cumulative amounts
                                                                                       from
                                        January 1, 2003      January 1, 2002      January 1, 1995
                                           through              through             through
                                        March 31, 2003       March 31, 2002       March 31, 2003
                                         (Restated)                                 (Restated)
                                        --------------       --------------       --------------
REVENUES                                  $      -0-           $      -0-           $      -0-
                                          ----------           ----------           ----------

EXPENSES:
Selling general and administrative            33,630                3,125            1,396,427
Legal fees                                    25,431                4,564              681,684
Write-off investment in Georgia
   mining interests                               --                   --              135,723
Gain on sale of interest in
   Global Gold Armenia                            --                   --             (268,874)
(Gain) loss on sale of interest in
   Sterlite Gold Ltd.                         (3,963)               9,289               (8,582)
Miscellaneous other                                -                  100               18,557
                                          ----------           ----------           ----------
                  TOTAL EXPENSES              55,098               17,078            1,954,935
                                          ----------           ----------           ----------

NET LOSS                                  $  (55,098)          $  (17,078)         $(1,954,935)
                                          ==========           ==========           ==========

NET LOSS PER SHARE-BASIC AND DILUTED      $    (0.01)          $   (0.004)
                                          ==========           ==========

WEIGHTED AVERAGE SHARES OUTSTANDING        5,775,892            4,368,114
                                          ==========           ==========












The accompanying notes are an integral part of these condensed financial statements.




                                                  GLOBAL GOLD CORPORATION
                                             (A Development Stage Enterprise)

                                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                           January 1, 1995
                                                             January 1, 2003        January 1, 2002       cumulative amounts
                                                                  through               through                through
                                                              March 31, 2003         March 31, 2002       March 31, 2003

                                                                (Restated)                                    (Restated)
                                                            ------------------     ------------------     ------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ...................................................     $ (55,098)             $ (17,078)           $ (1,954,935)
Adjustments to reconcile net loss
to net cash used in operating activities:
    Provision for bad debts ................................           -0-                    -0-                 325,000
    Amortization of unearned compensation...................        21,951                    -0-                  21,951
    Gain on sale of Armenia mining interests ...............           -0-                    -0-                (268,874)
    Write-off of mining investment in Georgia ..............           -0-                    -0-                 135,723
    (Gain) loss on sale of investment in common stock
      of Sterlite Gold Ltd. .................................       (3,963)                9,289                   (8,582)
    Non-cash expenses related to issuance of common stock...           -0-                    -0-                 174,500
Changes in assets and liabilities:
    Organization costs .....................................           -0-                    -0-                  (9,601)
    Accounts receivable and deposits .......................           -0-                 (9,685)                   (154)
    Accounts payable and accrued expenses .................        (12,255)                (12,891)                212,350
                                                                 ---------              ---------            ------------
    NET CASH FLOWS USED IN OPERATING ACTIVITIES ............       (49,365)               (30,365)             (1,372,622)
                                                                 ---------              ---------            ------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of Armenia mining interests .........           -0-                    -0-               1,891,155
    Proceeds from sale of investment
      in common stock of Sterlite Gold Ltd. ................         7,240                 16,875                  57,591
    Investment in certain mining interests - net of
      financing ............................................           -0-                    -0-                (153,494)
    Mine acquisition costs..................................       (37,522)                   -0-              (  969,882)
                                                                 ---------              ---------            ------------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .......    (30,282)                16,875                 825,370
                                                                 ---------              ---------            ------------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from private placement offering ...........        87,500                    -0-                 509,073
    Due to related parties ...................................       5,744                    -0-                  47,458
    Sale of warrants .......................................           -0-                    -0-                     650
    Warrants exercised .....................................           -0-                    -0-                     100
                                                                 ---------              ---------            ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ..............       93,244                    -0-                 557,281
                                                                 ---------              ---------            ------------
NET INCREASE (DECREASE) IN CASH ............................        13,597                (13,490)                 10,029

CASH AND CASH EQUIVALENTS- beginning of period .............         7,784                 13,880                  11,352
                                                                 ---------              ---------            ------------

CASH AND CASH EQUIVALENTS- end of period ...................     $  21,381              $     390            $     21,381
                                                                 =========              =========            ============

SUPPLEMENTAL CASH FLOW INFORMATION

    Income taxes paid ......................................     $     -0-              $     -0-            $      2,683
                                                                 =========              =========            ============
    Interest paid ..........................................     $     -0-              $     -0-            $     15,422
                                                                 =========              =========            ============
    Noncash Transactions:

    Stock issued for unearned compensation..................     $ 450,000              $     -0-            $   450,000
                                                                 =========              =========            ============
    Mine acquisition costs in accounts payable..............     $ 47,229              $     -0-            $     47,229
                                                                 =========              =========            ============
    Due from related party for stock issuance...............     $ 25,000              $     -0-            $     25,000
                                                                 =========              =========            ============

The accompanying notes are an integral part of these condensed financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Restated)
                                   (Unaudited)
                                 March 31, 2003


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

The accompanying financial statements present the development stage activities of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through March 31, 2003.

The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2002 annual report on Form 10-KSB. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2003.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation - These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues (other than interest income, proceeds from the sale of an interest in an Armenian mining venture, and the sale of common stock of marketable securities received as consideration, therewith) while incurring costs in excess of $2,200,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operations. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from the Chilean mining interest acquired by it or other future projects or from its investment in marketable securities. The accompanying financial statements do not include any adjustments that might be necessary should there be substantial doubt about the Company's ability to continue as a going concern.

b. Restatement - The Company has restated its condensed financial statements for the three months ended March 31, 2003 and the cumulative amounts from January 1, 1995 through March 31, 2003 on its 10-QSB as originally filed. The effects of this restatement are to decrease selling, general and administrative expenses by $10,773 for the three months and by $10,773 for the cumulative period, with a corresponding decrease to net loss and cumulative net loss as previously reported.

c. Reclassifications - Certain amounts in the March 31, 2002 unaudited condensed cash flow statement have been reclassified to conform to the current period presentation.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Restated)
                                   (Unaudited)
                                 March 31, 2003

d. Mine Costs and Depletion - Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. These include the costs of lease bonuses and options to purchase or lease properties, the portion of costs applicable to minerals when land including mineral rights is purchased in fee, brokers' fees, recording fees, legal costs, and other costs incurred in acquiring properties.

     Capitalized acquisition cost of proved properties shall be amortized (depleted) by the unit-of-production method so that each unit produced is assigned a pro rata portion of the unamortized acquisition costs.

e.   New Accounting Standards

     - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial position and results of operations.

     - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: - mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets - instruments that do or may require to buy back some of its shares in exchange for cash or other assets includes put options and forward purchase contracts - obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares.

          SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS 150; however, it believes that it is currently substantially in compliance with the requirements of SFAS 150.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Restated)
                                   (Unaudited)
                                 March 31, 2003

f.   Stock Options and Awards

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

The following is additional information with respect to the Company's options and warrants as of March 31, 2003:





            WARRANTS OUTSTANDING              WARRANTS EXERCISABLE
            --------------------              --------------------


                        Number of          Weighted                        Number of
                        Outstanding        Average         Weighted       Exercisable
                         Shares           Remaining        Average          Shares          Weighted
Exercise                Underlying       Contractual       Exercise        Underlying       Average
 Price                   Warrants           Life            Price           Warrants     Exercise Price
--------------     ---------------    ---------------    ------------   --------------   ---------------
   $ 0.25                 330,000       2.58 years         $ 0.25           330,000          $ 0.25




             OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
             -------------------               -------------------


                        Number of          Weighted                        Number of
                        Outstanding        Average         Weighted       Exercisable
                         Shares           Remaining        Average          Shares          Weighted
Exercise                Underlying       Contractual       Exercise        Underlying       Average
 Price                   Options            Life            Price           Options      Exercise Price
--------------     ---------------    ---------------    ------------   --------------   ---------------


   $ 0.11                 300,000       4.25 years         $ 0.11             -              $ -



At March 31, 2003, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value, as determined by the Board of Directors, of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Restated)
                                   (Unaudited)
                                 March 31, 2003



                                                                                          Three
                                                                                       Months Ended
                                                                                        March 31,

                                                                                     2003         2002
                                                                                 -----------   -----------
        Net Loss as Reported                                                      $(55,098)     $(17,078)

        Deduct:  Total stock-based employee compensation
        expense determined under fair value-based method
        for all awards, net of related tax effect                                    1,636          -
                                                                                   -------       --------

        Pro Forma Net Loss                                                         (56,734)      (17,078
                                                                                   ========      ========

        Basic Net Loss Per Share as Reported                                      $   (.01)     $  (.004)
                                                                                   ========      ========

        Basic Pro Forma Net Loss Per Share                                        $   (.01)     $  (.004)
                                                                                   ========      ========

        Diluted Net Loss Per Share as Reported                                    $   (.01)     $  (.004)
                                                                                   ========      ========

        Diluted Pro Forma Net Loss Per Share                                      $   (.01)     $  (.004)
                                                                                   ========      ========



The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:



                                                                                     2003         2002
                                                                                 -----------   -----------


        Expected Life (Years)                                                          3            2.5
        Interest Rate                                                                 5.70%        5.70%
        Annual Rate of Dividends                                                         0%           0%
        Volatility                                                                     100%         100%



3.   MINE ACQUISITION COSTS

The Company has incurred fees in connection with their acquisition of mining properties. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. These include the costs of lease bonuses and options to purchase or lease properties, the portion of costs applicable to minerals when land including mineral rights is purchased in fee, brokers' fees, recording fees, legal costs, and other costs incurred in acquiring properties.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Restated)
                                   (Unaudited)
                                 March 31, 2003



4.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Officers


The Company entered into four-year Employment Agreements with each of Messrs. Gallagher (its Chairman and Chief Executive Officer) and Garrison (its President and Chief Financial Officer) as of July 1, 2002. Pursuant to these agreements, the Company agreed to deliver to each of these officers 100,000 shares of its Common Stock as base compensation for each year during the four-year term, subject to an adjustment each year, as determined by the Board of Directors (i) in an amount equal to the increase in the consumer price index or (ii) up to 10% of the then base compensation. In addition, each officer was entitled to annual bonus compensation under a bonus plan as determined by the Board of Directors. On October 31, 2002, the Company issued 100,000 shares of its Common Stock as compensation to each officer for the year ended December 31, 2002.


The Company entered into Amended and Restated Employment Agreements with Messrs. Gallagher and Garrison dated as of February 1, 2003 for a term through June 30, 2006 that modified the existing four-year Employment Agreements. Each Amended and Restated Employment Agreement provides for base compensation of $100,000 for each twelve-month period beginning July 1, 2003 (subject to payment as cash flow permits), and the granting of 900,000 shares as a restricted stock award subject to a substantial risk of forfeiture if either terminates his employment with the Company (other than by death or disability) over the 41-month term of the agreement, and which is to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors. On February 21, 2003, the Company issued the 900,000 shares to such officers at their fair market value of $0.25 as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the three-months ended March 31, 2003 is $21,951.


The agreements also call for severance payments if there is a change of control, as defined. Such payments will equal 2.95 times the employee's average annual compensation, as defined, during the term of the agreement. The severance payment shall be payable to the employee within 30 days of the change of control.


The agreements shall be automatically renewed for consecutive one-year terms unless terminated by either the Company or the employee by rendering 120 days written notice.


In January 2003, Drury Gallagher agreed to pay $25,000 on behalf of Sukhmohan Athwal as nominee for the issuance of 500,000 shares of common stock at $0.05 per share, plus performance obligations of Sukhmohan Athwal valued at $100,000, pursuant to a special incentive financing arrangement (which has not been consummated as of the date hereof). This amount is included as an offset to due to related parties.


5.   INVESTMENTS IN SECURITIES AVAILABLE FOR SALE:

At March 31, 2003, investment in securities consisted of 2,250,000 shares of common stock of Sterlite Gold Ltd. classified as available for sale and stated at a quoted fair value of $229,600. The cost of the securities was $146,992. The cumulative unrealized gain as of March 31, 2003 was $82,608 which is shown as a separate component of stockholders' equity.

During the three months ended March 31, 2003, the Company sold 50,000 shares for net proceeds of $7,240 resulting in a gain on the sale of $3,963.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Restated)
                                   (Unaudited)
                                 March 31, 2003



During the three months ended March 31, 2002, the Company had sold 400,500 shares for net proceeds of $16,875 resulting in a gain of $9,289.

6.   EQUITY TRANSACTIONS

(a) The following transactions are a part of a Private Placement Memorandum ("PPM"). No additional shares are to be issued under the PPM.

- As of January 3, 2003, the Company subscribed 25,000 shares of its common stock to Thomas G. Davey at $0.25 per share for a total purchase price of $6,250.

- As of January 31, 2003, the Company subscribed 50,000 shares of its common stock to Donald Galine at $0.25 per share for a total purchase price of $12,500.

- On February 12, 2003, the Company subscribed 50,000 shares of its common stock to Frank Gallagher, Jr. at $0.25 per share for a total purchase price of $12,500.

- As of February 13, 2003, the Company subscribed 25,000 shares of its common stock to Thomas G. Davey at $0.25 per share for a total purchase price of $6,250.

- As of February 18, 2003, the Company subscribed 200,000 shares of its common stock to Kang Chan at $0.25 per share for a total purchase price of $50,000.

The Company issued the above shares in May 2003.

(b) In January, 2003, the Company sold 100,000 shares of its common stock to Linda Sam, through Sukhmohan Athwal as nominee, at $0.25 per share (fair market value). The value of the shares includes the total cash price of $5,000 plus performance obligations by Sukhmohan Athwal valued at $20,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof).

(c) In January, 2003, the Company sold 200,000 shares of its common stock to EM&P Investments, through Sukhmohan Athwal as nominee at $0.25 per share (fair market value). The value of the shares includes the total cash price of $10,000 plus performance obligations by Sukhmohan Athwal valued at $40,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof).

(d) In January, 2003, the Company sold 200,000 shares of its common stock to Bank Sat Oppenheim Jr. & CIE, through Sukhmohan Athwal as nominee, at a per share price of $0.25 per share (fair market value). The value of the shares includes the total cash price of $10,000 plus performance obligations by Sukhmohan Athwal valued at $40,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof).

(e) On February 21, 2003, the Company transferred 900,000 shares of its common stock at $0.25 per share (fair market value) to Drury J. Gallagher as a stock award subject to a substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 41-month term of his Amended and Restated Employment Agreement, and which is to be earned, and vest ratably, during the 41-month period ending June 30, 2006. Compensation for the three-months ended March 31, 2003 is $10,976.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Restated)
                                   (Unaudited)
                                 March 31, 2003

(f) On February 21, 2003, the Company transferred 900,000 shares of its common stock at $0.25 per share (fair market value) to Robert A. Garrison as a stock award subject to a substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 41-month term of his Amended and Restated Employment Agreement, and which is to be earned, and vest ratably, during the 41-month period ending June 30, 2006. Compensation expense for the three-months ended March 31, 2003 is $10,976.

The above transactions have been recorded at the fair market value of the stock issued or services rendered.

7.   COMPREHENSIVE LOSS

The following table summarizes the computations reconciling net loss to comprehensive loss for the three months ended March 31, 2003 and 2002:



                                                                                    2003            2002
                                                                                    ----            ----

Net loss
                                                                                 $(55,098)       $(17,078)
Other comprehensive income:
   Unrealized gain (loss) on available-for-sale of securities                     (39,835)         14,453
   Less:  reclassification adjustment for gains included in net loss               (3,963)         (9,289)
                                                                                   ------          ------
Comprehensive loss                                                               $(98,896)       $(11,914)
                                                                                   =======        =======


8.   AGREEMENTS

a.) On January 15, 2003, the Company entered into an option/purchase/lease agreement with Alfred Soto Torino and Adrian Soto Torino for the purchase of copper and gold properties in Chile for a total purchase price of $400,000 US$ payable over four years at $25,000 US$ per quarter for four years, commencing on March 31, 2003, of which payment was made. In addition to the purchase price, a royalty of $1 US$ per ounce is to be paid quarterly on all ounces of gold produced in excess of 500,000 ounces up to 1,000,000 ounces, provided that the average price of gold per quarter exceeds U.S. $310 per ounce as measured by the London Metal Exchange. Under such agreement, the Company has the right to develop the property under the lease thereof. Upon expiration of four years from the date of such agreement, or sooner at the Company's option, the Company can exercise its option to acquire the title to the property, subject to the above royalty obligation.


     The Chilean properties consists of approximately 1100 acres in total, including the Candelaria 1 to 3, Santa Candelaria 1 to 8 and the Torino I mining claims 1 to 7 and the Torino II mining claims 1 to 11. The Company has not yet developed a feasibility report for the development of these properties, and has not yet ascertained the amount of the proven or probable reserves of gold, copper and other minerals on the property, if any. The Company refers to these properties collectively as the Santa Candelaria mine


     Due to the fact that the lease terms are cancelable at the sole option of the Company, the Company is recording payments as they come due. In 2003 the Company made its first $25,000 payment. Such amount is reflected in mine acquisition costs at March 31, 2003.


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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
               Notes to Condensed Financial Statements (Restated)
                                   (Unaudited)
                                 March 31, 2003


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


     Due to the fact that the purchase terms are cancelable at the sole option of the Company, the Company is recording payments as they come due.


9.  SUBSEQUENT EVENTS

On April 3, 2003, the Company issued 250,000 shares of its common stock at a per share price of $0.25 to Sukhmohan Athwal as a finder's fee related to the Chilean property as part of a special incentive financing arrangement (which has not yet been consummated as of the date hereof).

In May 2003, the Company issued the 350,000 shares which had been subscribed to as of March 31, 3002.

In May 2003, the Company issued 100,000 shares of its common stock at $0.25 per share for payment of a prior payable of $25,000 for legal services.


Effective June 1, 2003, the Company entered into an Employment Agreement with Van Krikorian as Vice President and General Counsel of the Company through June 30, 2006. The agreement provides for base compensation of $100,000 for each twelve-month period beginning July 1, 2003 (subject to payment as cash flow permits), and the granting of 900,000 shares as a restricted stock award subject to a substantial risk of forfeiture if Mr. Krikorian terminates his employment with the Company (other than by death or disability) over the 37-month term of the agreement, and which is to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors. In June 2003 such shares were issued in at their fair market value of $0.25 as determined by the Board of Directors.


The agreement also calls for severance payments if there is a change of control, as defined. Such payments will equal 2.95 times the employee's average annual compensation, as defined, during the term of the agreement. The severance payment shall be payable to the employee within 30 days of the change of control.


The agreement shall be automatically renewed for consecutive one-year terms unless terminated by either the Company or the employee by rendering 120 days written notice.

9. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB/A.


1.   AGREEMENTS

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


     Due to the fact that the lease terms are cancelable at the sole option of the Company, the Company is recording payments as they come due. In 2003 the Company made its first $25,000 payment. Such amount is reflected in mine acquisition costs at March 31, 2003.

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


     Due to the fact that the purchase terms are cancelable at the sole option of the Company, the Company is recording payments as they come due.

2. RESULTS OF OPERATIONS

                THREE MONTHS ENDED MARCH 31, 2003 (RESTATED) AND
                        THREE MONTHS ENDED MARCH 31, 2002

During the three-month period January 1, 2003 through March 31, 2003, the Company's administrative and other expenses were $59,061 which represented an increase from $7,789 in the same period last year. The expense increase was primarily attributable to higher legal fees of $20,866, increased accounting of $7,760 and travel expenses of $3,320 due to project development.

The Company has restated its condensed financial statements for the three months ended March 31, 2003 and the cumulative amounts from January 1, 1995 through March 31, 2003 on its 10-QSB as originally filed. The effects of this restatement are to decrease selling, general and administrative expenses by $10,772 for the three months and by $10,772 for the cumulative period, with a corresponding decrease to net loss and cumulative net loss as previously reported.


LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, the Company's total assets were $389,234, of which $21,381 consisted of cash or cash equivalents.

The Company's plan of operation for calendar year 2003 is:

(a) To commence activities with regard to the Chilean mining properties acquired in January 2003;

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

GOING CONCERN CONSIDERATION

We have continued losses in each of our years of operation, negative cash flow and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

We have been able to continue based upon our receipt of funds from the issuance of equity securities and shareholder loans, and by acquiring assets or paying expenses by issuing stock. Our continued existence is dependent upon our continued ability to raise funds through the issuance of our securities or borrowings, and our ability to acquire assets or satisfy liabilities by the issuance of stock. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

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

SUBSEQUENT EVENTS

On April 3, 2003, the Company issued 250,000 shares of its common stock at a per share price of $0.25 to Sukhmohan Athwal as a finder's fee related to the Chilean property as part of a special incentive financing arrangement (which has not yet been consummated as of the date hereof).

In May 2003, the Company issued the 350,000 shares which had been subscribed to as of March 31, 2003.

In May 2003, the Company issued 100,000 shares of its common stock at $0.25 per share for payment of a prior payable of $25,000 for legal services.

Effective June 1, 2003, the Company entered into an Employment Agreement with Van Krikorian as Vice President and General Counsel of the Company through June 30, 2006. The agreement provides for base compensation of $100,000 for each twelve-month period beginning July 1, 2003 (subject to payment as cash flow permits), and the granting of 900,000 shares as a restricted stock award subject to a substantial risk of forfeiture if Mr. Krikorian terminates his employment with the Company (other than by death or disability) over the 37-month term of the agreement, and which is to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors. In June 2003 such shares were issued in at their fair market value of $0.25 as determined by the Board of Directors.


The agreement also calls for severance payments if there is a change of control, as defined. Such payments will equal 2.95 times the employee's average annual compensation, as defined, during the term of the agreement. The severance payment shall be payable to the employee within 30 days of the change of control.

The agreement shall be automatically renewed for consecutive one-year terms unless terminated by either the Company or the employee by rendering 120 days written notice.




                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes In Securities and use of proceeds

The Company made sales of shares of its common stock during the first quarter of 2003, each of which is exempt from registration under the Securities Act of 1933, as amended (the "Act"), as set forth below:

(a) As of January 3, 2003, the Company subscribed 25,000 shares of its common stock to Thomas G. Davey at $0.25 per share for a total purchase price of $6,250. The Company believes that Mr. Davey is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

(b) As of January 31, 2003, the Company subscribed 50,000 shares of its common stock to Donald Galine at $0.25 per share for a total purchase price of $12,500. The Company believes that Donald Galine is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

(c) On February 12, 2003, the Company subscribed 50,000 shares of its common stock to Frank Gallagher, Jr. at $0.25 per share for a total purchase price of $12,500. The Company believes that Frank Gallagher, Jr. is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

(d) As of February 13, 2003, the Company subscribed 25,000 shares of its common stock to Thomas G. Davey at $0.25 per share for a total purchase price of $6,250. The Company believes that Mr. Davey is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

(e) As of February 18, 2003, the Company subscribed 200,000 shares of its common stock to Kang Chan at $0.25 per share for a total purchase price of $50,000. The Company believes that Kang Chan is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

The Company used such proceeds in connection with its Chilean and Armenian projects.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a vote of Security Holders

None

Item 5. Other Information


The Company made additional sales or transfers of shares of its common stock during the first quarter of 2003, each of which is exempt from registration under the Act, as set forth below:

(a) In January, 2003, the Company sold 100,000 shares of its common stock to Linda Sam, through Sukhmohan Athwal as nominee, at $0.25 per share (fair market value). The value of the shares includes the total cash price of $5,000 plus performance obligations by Sukhmohan Athwal valued at $20,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof). The Company believes that Linda Sam is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

(b) In January, 2003, the Company sold 200,000 shares of its common stock to EM&P Investments, through Sukhmohan Athwal as nominee at $0.25 per share (fair market value). The value of the shares includes the total cash price of $10,000 plus performance obligations by Sukhmohan Athwal valued at $40,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof). The Company believes that EM&P Investments is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon
     Section 4(2) of the Act.

(c) In January, 2003, the Company sold 200,000 shares of its common stock to Bank Sat Oppenheim Jr. & CIE, through Sukhmohan Athwal as nominee, at a per share price of $0.25 per share (fair market value). The value of the shares includes the total cash price of $10,000 plus performance obligations by Sukhmohan Athwal valued at $40,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof). The Company believes that Bank Sat Oppenheim Jr. & CIE is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

(d) On February 21, 2003, the Company transferred 900,000 shares of its common stock at $0.25 per share (fair market value) to Drury J. Gallagher as a stock award subject to a substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 41-month term of his Amended and Restated Employment Agreement, and which is to be earned, and vest ratably, during the 41-month period ending June 30, 2006.

(e) On February 21, 2003, the Company transferred 900,000 shares of its common stock at $0.25 per share (fair market value) to Robert A. Garrison as a stock award subject to a substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 41-month term of his Amended and Restated Employment Agreement, and which is to be earned, and vest ratably, during the 41-month period ending June 30, 2006.

Item 6. Exhibits and Reports on Form 8-K



(a) The following documents are filed as part of this report. Unaudited Condensed Financial Statements of the Company, including Balance Sheet as of March 31, 2003(Restated), Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2003(Restated)and March 31, 2002, and for the development stage period from January 1, 1995 through March 31, 2003 (Restated) and the Exhibits which are listed on the Exhibit index:

EXHIBIT NO.   DESCRIPTION OF EXHIBIT

10.63         Employment Agreement between the Registrant and Van K. Krikorian dated as of February 1, 2003.
99.1          Certificate of Chief Executive Officer
99.2          Certificate of Chief Financial Officer

(b)  Reports on Form 8-K filed during the quarter ended March 31, 2003

              None



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GLOBAL GOLD CORPORATION





By: /s/  Drury J. Gallagher                                July 11, 2003
    -------------------------
    Drury J. Gallagher, Chairman,
    Chief Executive Officer and Treasurer

                                  CERTIFICATION

I, Drury J. Gallagher, the Chairman, Chief Executive Officer and Treasurer of Global Gold Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of the Company;

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


Date:  July 11, 2003                     /s/ Drury J. Gallagher
                                        ------------------------------
                                         Drury J. Gallagher, Chairman,
                                         Chief Executive Officer and Treasurer

                                  CERTIFICATION

I, Robert A. Garrison, the President, Chief Financial Officer and Chief Operating Officer of Global Gold Corporation (the "Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of the Company;

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




Date:  July 11, 2003                     /s/ Robert A. Garrison
                                        ------------------------------
                                        Robert A. Garrison, President,
                                        Chief Financial Officer and
                                        Chief Operating Officer