Form 10QSB
period 2003-06-30
GLOBAL GOLD CORP
filed 2003-08-18
CIK 319671

UNITES STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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

                    104 Field Point Road, Greenwich, CT 06830
                    -----------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (203) 422-2300
                                              --------------

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [ ] No [ ]. Not applicable.

As of June 30, 2003 there were 8,468,134 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANACIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

         Condensed Balance Sheet - as of June 30, 2003.........................3

         Condensed Statements of Operations for the three months
         periods and six months periods ended June 30, 2003 and June
         30, 2002 and for the development stage period from January 1,
         1995 through June 30,2003.............................................4

         Condensed Statements of Cash Flows for the six months
         ended June 30, 2003 and June 30, 2002 and for the
         development stage period from January 1, 1995 through
         June 30, 2003.........................................................5

         Notes to Condensed Financial Statements (Unaudited)................6-11

Item 2.  Management's Discussion and Analysis or Plan of Operation ........12-13

Item 3.  Controls and Procedures .............................................13


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................13

Item 2.  Changes in Securities and Use of Proceeds ...........................13

Item 3   Default Upon Senior Securities ......................................14

Item 4   Submission of Matters to a Vote of Security Holders .................14

Item 5   Other Information ...................................................14

Item 6.  Exhibits and Reports on Form 8-K ....................................15

SIGNATURE ....................................................................15

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Unaudited Condensed Balance Sheet

                                  June 30, 2003

                                     ASSETS
                                     ------

CURRENT ASSETS:

Cash and cash equivalents .......................................   $    44,680

Investment in securities available for sale .....................        88,840
                                                                    -----------
         TOTAL CURRENT ASSETS ...................................       133,520

Mine acquisition costs ..........................................       231,446

                                                                    -----------
                                                                    $   364,966
                                                                    ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY
                      ------------------------------------

CURRENT LIABILITIES:

     Accounts payable and accrued expenses ......................   $   162,190
     Due to related parties .....................................        57,011
                                                                    -----------
         TOTAL CURRENT LIABILITIES ..............................       219,201
                                                                    -----------
 STOCKHOLDERS' EQUITY
     Common stock $0.001 par, 100,000,000 shares authorized
           8,468,134 shares issued and outstanding ..............         8,468
     Additional paid-in-capital .................................     5,715,855
     Unearned compensation ......................................      (676,541)
     Accumulated deficit ........................................    (2,907,648)
     Deficit accumulated during the development stage ...........    (2,017,879)
     Accumulated other comprehensive income .....................        23,510
                                                                    -----------
         TOTAL STOCKHOLDERS' EQUITY .............................       145,765
                                                                    -----------
                                                                    $   364,966
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

                                            GLOBAL GOLD CORPORATION
                                         (A Development Stage Company)
                                 Unaudited Condensed Statements of Operations

                                                                                                   January 1,
                                                                                                     1995
                                          Three Months Ended             Six Months Ended           through
                                                June 30                       June 30,              June 30,
                                       -------------------------     -------------------------     -----------
                                          2003           2002           2003           2002           2003
                                       ----------     ----------     ----------     ----------     -----------
REVENUES ..........................    $        -     $        -     $        -     $        -     $         -
                                       ----------     ----------     ----------     ----------     -----------

EXPENSES:
Selling general and administrative         66,704            198        100,334          3,323       1,463,131
Legal fees ........................        19,185          7,142         44,616         11,706         700,869
Write-off investment in Georgia
   mining interests ...............             -              -              -              -         135,723
Gain on sale of interest in
   Global Gold Armenia ............             -              -              -              -        (268,874)
(Gain) loss on sale of interest in
   Sterlite Gold Ltd. .............       (22,945)       (10,496)       (26,908)        (1,207)        (31,527)
Miscellaneous other ...............             -              -              -            100          18,557
                                       ----------     ----------     ----------     ----------     -----------
                  TOTAL EXPENSES ..        62,944         (3,156)       118,042         13,922       2,017,879
                                       ----------     ----------     ----------     ----------     -----------

NET GAIN/(LOSS) ...................    $  (62,944)    $    3,156     $ (118,042)    $  (13,922)    $(2,017,879)
                                       ==========     ==========     ==========     ==========     ===========

NET GAIN/(LOSS) PER SHARE-BASIC ...    $    (0.01)    $     0.00     $    (0.02)    $    (0.00)
AND DILUTED .......................    ==========     ==========     ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING     7,599,092      4,368,114      6,672,235      4,368,114
                                       ==========     ==========     ==========     ==========

                             The accompanying notes are an integral part of these
                                        condensed financial statements.

                                                       4

                                             GLOBAL GOLD CORPORATION
                                         (A Development Stage Enterprise)
                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                January 1, 1995
                                                         January 1, 2003    January 1, 2002    cumulative amounts
                                                             through            through            through
                                                          June 30, 2003      June 30, 2002       June 30, 2003
                                                         ---------------    ---------------    ------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ................................................   $(118,042)         $ (13,922)         $(2,017,879)
Adjustments to reconcile net loss
to net cash used in operating activities:
    Provision for bad debts .............................         -0-                -0-              325,000
    Amortization of unearned compensation................      60,959                -0-               60,959
    Gain on sale of Armenia mining interests ............         -0-                -0-             (268,874)
    Write-off of mining investment in Georgia ...........         -0-                -0-              135,723
    (Gain) loss on sale of investment in common stock
      of Sterlite Gold Ltd. .............................     (26,908)            (1,207)             (31,527)
    Non-cash expenses related to issuance of common stock         -0-                -0-              174,500
Changes in assets and liabilities:
    Organization costs ..................................         -0-                -0-               (9,601)
    Accounts receivable and deposits ....................         -0-              2,500                (154)
    Accounts payable and accrued expenses ...............      (5,185)           (39,608)             219,420
                                                            ---------          ---------          -----------
    NET CASH FLOWS USED IN OPERATING ACTIVITIES .........     (89,176)           (57,237)          (1,412,433)
                                                            ---------          ---------          -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of Armenia mining interests ......         -0-                -0-            1,891,155
    Proceeds from sale of investment
      in common stock of Sterlite Gold Ltd. .............     111,846             43,672              162,197
    Investment in certain mining interests - net of
      financing .........................................         -0-                -0-             (153,494)
    Mine acquisition costs...............................     (91,353)               -0-           (1,023,713)
                                                            ---------          ---------          -----------
    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .      20,493             43,672              876,145
                                                            ---------          ---------          -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from private placement offering ........      87,500                -0-              509,073
    Due to related parties ..............................      18,079                -0-               59,793
    Sale of warrants ....................................         -0-                -0-                  650
    Warrants exercised ..................................         -0-                -0-                  100
                                                             ---------         ---------          -----------
    NET CASH PROVIDED BY FINANCING ACTIVITIES ...........      105,579               -0-              569,616
                                                            ---------          ---------          -----------
NET INCREASE (DECREASE) IN CASH .........................      36,896            (13,565)              33,328

CASH AND CASH EQUIVALENTS- beginning of period ..........       7,784             13,880               11,352
                                                            ---------          ---------          -----------

CASH AND CASH EQUIVALENTS- end of period ................   $  44,680          $     315          $    44,680
                                                            =========          =========          ===========
SUPPLEMENTAL CASH FLOW INFORMATION
    Income taxes paid ...................................   $     -0-          $     -0-          $     2,683
                                                            =========          =========          ===========
    Interest paid .......................................   $     -0-          $     -0-          $    15,422
                                                            =========          =========          ===========
    Noncash Transactions:

    Stock issued for unearned compensation...............   $ 737,500          $     -0-          $   737,500
    Stock issued in exchange for accounts payable........   $  25,000          $     -0-               25,000
    Due from related party for stock issuance. . ........   $  25,000          $     -0-               25,000
                                                            =========          =========          ===========
    Mine acquisition costs in accounts payable...........   $  86,597          $     -0-          $    86,597
                                                            =========          =========          ===========

                               The accompanying notes are an integral part of these
                                         condensed financial statements.

                                                        5

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003

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

The accompanying financial statements present the development stage activities of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through June 30, 2003.

The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2002 annual report on Form 10-KSB. The results of operations for the six-month period ending June 30, 2003 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation - These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues (other than interest income, proceeds from the sale of an interest in an Armenian mining venture, and the sale of common stock of marketable securities received as consideration, therewith) while incurring costs in excess of $2,300,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operations. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from the Chilean mining interest acquired by it or other future projects or from its investment in marketable securities. These factors raise substantial doubt of the Company's ability to continue as a going concern.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003

c. New Accounting Standards

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

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet completed its analysis of SFAS 150; however, it believes that the adoption of this pronouncement will not have a material effect on the Company's condensed financial statement.

d. Stock Options and Awards

The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. A total of 200,000 shares remain to be issued under the 1995 Stock Option Plan as of June 30, 2003.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003

The following is additional information with respect to the Company's options and warrants as of June 30, 2003:

          WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
 --------------------------------------    -----------------------------------
              Number of      Weighted                   Number of
             Outstanding      Average      Weighted    Exercisable    Weighted
               Shares        Remaining     Average       Shares       Average
 Exercise    Underlying     Contractual    Exercise    Underlying     Exercise
  Price        Warrants        Life         Price       Warrants       Price
 --------    -----------    -----------    --------    -----------    --------
  $ 0.25       330,000       2.33 years     $ 0.25       330,000       $ 0.25


          OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
 --------------------------------------    -----------------------------------
              Number of      Weighted                   Number of
             Outstanding      Average      Weighted    Exercisable    Weighted
               Shares        Remaining     Average       Shares       Average
 Exercise    Underlying     Contractual    Exercise    Underlying     Exercise
  Price        Options         Life          Price       Options       Price
 --------    -----------    -----------    --------    -----------    --------
  $ 0.11       300,000        4 years       $ 0.11          -          $   -

At June 30, 2003, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value, as determined by the Board of Directors, of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                    Three Months Ended      Six Months Ended
                                         June 30,                June 30,
                                     2003       2002        2003         2002
                                     ----       ----        ----         ----

Net loss as Reported ............  $(62,944)   $3,156    $(118,042)    $(13,922)

Deduct: Total stock-based
compensation expense deter-
mined under fair value-based
method for all awards, net
of related tax effect ...........     1,636         -        3,272            -

Pro Forma Net Loss ..............  $(64,580)   $3,156    $(121,314)    $(13,922)

Basic and Diluted Net Loss
Per Share as Reported ...........  $  (0.01)   $ 0.00    $   (0.02)    $  (0.00)
Basic and Diluted Pro Forma
Neet Loss Per Share .............  $  (0.01)   $ 0.00    $   (0.02)    $  (0.00)
________________________________________________________________________________

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003

The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                  2003            2002
                                                --------        --------
         Expected Life (Years) ...........           3             2.5
         Interest Rate ...................        5.70%           5.70%
         Annual Rate of Dividends ........           0%              0%
         Volatility ......................         100%            100%

    The weighted average fair value of options at date of grant using the fair value based method during 2003 and 2002 is estimated at $.20 and $.21 respectively.

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

4. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers

The Company entered into an Employment Agreement with Van Krikorian dated as of February 1, 2003 for a term through June 30, 2006. The Employment Agreement provides for base compensation of $100,000 for each twelve-month period beginning June 1, 2003 (subject to payment as cash flow permits), and the granting of 900,000 shares as a restricted stock award subject to a substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 37-month term of the agreement, and which is to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors. On June 1, 2003, the Company issued the 900,000 shares at their fair market value of $0.25 for financial purposes as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the six-months ended June 30, 2003 is $6,081.

The agreement also provides for a severance payment if there is a change of control, as defined. Such payment will equal 2.95 times the employee's average annual compensation, as defined, during the term of the agreement. The severance payment shall be payable to the employee within 30 days of the change of control.

The agreement shall be automatically renewed for consecutive one-year terms unless terminated by either the Company or the employee upon 120 days prior written notice.

The amount of total unearned compensation amortized for the six-months ended June 30, 2003 is $60,959.

5. INVESTMENTS IN SECURITIES AVAILABLE FOR SALE:

At June 30, 2003, investment in securities consisted of 1,000,000 shares of common stock of Sterlite Gold Ltd. classified as available for sale and stated at a quoted fair value of $88,840. The cost of the securities was $65,330. The cumulative unrealized gain as of June 30, 2003 was $23,510 which is shown as a separate component of stockholders' equity.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003

During the six months ended June 30, 2003, the Company sold 1,300,000 shares of common stock of Sterlite Gold Ltd. for net proceeds of $111,846 resulting in a gain on the sale of $26,908.

During the six months ended June 30, 2002, the Company had sold 650,000 shares for net proceeds of $43,672 resulting in a gain of $1,207.

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

(d) In January, 2003, the Company sold 200,000 shares of its common stock to Bank Sal Oppenheim Jr. & CIE, through Sukhmohan Athwal as nominee, at a per share price of $0.25 per share (fair market value). The value of the shares includes the total cash price of $10,000 plus performance obligations by Sukhmohan Athwal valued at $40,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof).

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



(g)On April 1, 2003 the Company agreed to issue 100,000 shares of its common stock to Stephen R. Field at $0.25 per share (fair market value) in payment of $25,000 of previously invoiced legal expenses. The shares were transferred on May 28, 2003.

(h)On April 3, 2003 the Company transferred 250,000 shares of its common stock to Sukhmohan Athwal at $0.25 per share (fair market value). The shares were issued pursuant to a special incentive financing arrangement (which had not yet been consummated as of June 30, 2003.)

(i)On June 1, 2003, the Company transferred 900,000 shares of its common stock at $0.25 per share (fair market value) to Van Z. Krikorian as a stock award subject to a substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 37-month term of his Employment Agreement and which is to be earned and vest ratably during the 37-month period ending June 30, 2006.

7. COMPREHENSIVE LOSS

The following table summarizes the computations reconciling net loss to comprehensive loss for the three and six months periods ended June30, 2003 and 2002:
                                Three Months Ended         Six Months Ended
                                      June 30,                  June 30,
                              ----------------------    -----------------------
                                 2003         2002         2003          2002
                              ---------     --------    ---------     ---------
Net loss ..................   $ (62,944)    $  3,156    $(118,042)    $ (13,922)

Other comprehensive income:
  Unrealized gain (loss) on
  available-for-sale of
  securities ..............     (59,098)     259,094     (102,895)      385,258
                              ---------     --------    ---------     ---------
Comprehensive Gain / (loss)   $(122,042)    $262,250    $(220,937)    $ 371,336
                              =========     ========    =========     =========

8. AGREEMENTS

   a. On May 1, 2003, the Company entered into a consulting agreement with Analytix Capital to provide advisory services and assist Global in its corporate and project finance. The agreement provides for a compensation of 7% of the net total dollar amount of financing obtained from any entity or individual introduced by Analytix to Global. In addition to the 7% payment, Global will issue a warrant to purchase shares of Global common stock at a price of $0.10 each for a period of two years with 30,000 shares subject to a warrant to be provided for every $1,000,000 of clear funds in financing received up to a maximum of 300,000 shares subject to such warrants. If the price of shares of Global's common stock does not exceed $1.00 at any time during the period commencing from the date of

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003

      issuance of any warrant and ending two years later, then Analytix shall have the right to require Global to purchase the shares subject to the warrants for $1.00. On July 25, 2003, the Company sold 1,000,000 shares of its common stock to NJA Investments at $0.25 per share for a total purchase price of $250,000. NJA Investments was introduced to the Company by Analytix Capital.

   b. On May 15, 2003, the Company entered into a month-to-month lease with Analytix Capital to sublet office space for $1,500 per month and registered to conduct business in the State of Connecticut.

   c. On May 28, 2003, the Company entered into an agreement with GeoExplo Ltda. of Santiago, Chile to provide local administration services for a fee of $1,500 per month and manage a program of geological mapping and metallurgical testing at the Santa Candelaria project for a contract cost of U.S. $28,355. The work was completed on July 25, 2003.

   d. On June 27, 2003, the Company entered into a contract with Roscoe Postel Associates Inc., a Canadian corporation, to provide for an independent technical review of the Company's Armenian mining properties. A second stage will provide for a review of the Santa Candelaria project in Chile. The value of the total contract is U.S. $82,000.

9. SUBSEQUENT EVENTS

   a. On July 24, 2003, the Company entered into an Agreement on Cooperation, on Confidentiality and to Negotiate with Vardani Zartonke LLC, an Armenian company, to study a potential acquisition of the Arevik mine located in the Syunik region of southern Armenia. The term of the agreement is for six months.

   b. On July 24, 2003, the Company entered into an Agreement on Cooperation, on Confidentiality and to Negotiate with Khan Tengry Goldberg CJ, a Kazakhstan company, to study a potential acquisition of the Baynkol Valley River Gold Field Deposit in southeastern Kazakhstan. The term of the agreement is for sixty days and is renewable.

   c. On July 25, 2003, the Company sold 1,000,000 shares of its common stock to NJA Investments for $0.25 per share (fair market value) for a total purchase price of $250,000. As of such date, the Company owed Analytix Capital $17,500 as a result of such sale.

   d. The Company is currently seeking to raise a minimum of $750,000 and a maximum of $2,000,000 upon the sales of shares of its common stock at a purchase price of $0.50 per share pursuant to its Confidential Private Placement Memorandum dated July 25, 2003, although there can be no assurance of the outcome thereof.

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

1. RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND
THREE MONTHS ENDED JUNE 30, 2002

During the three-month period ended June 30, 2003, the Company's administrative and other expenses were $85,889, which represented an increase from $7,340 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $47,300, legal fees of $12,000 and accounting fees of $8,700, due to increased activity resulting from project development in Armenia and Chile.

SIX-MONTHS ENDED JUNE 30, 2003 AND
SIX-MONTHS ENDED JUNE 30, 2002

During the six month period ended Jun 30, 2003, the Company's administrative and other expenses were $144,950, which represented an increase from $15,029 in the same period last year. The expense increase was primarily attributable to amortized compensation of $60,959, legal fees of $32,900, accounting fees of $16,500 and travel expenses of $9,300, due to the development of projects in Armenia and Chile.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, the Company's total assets were $364,966, of which $44,680 consisted of cash or cash equivalents.

The Company's plan of operation for calendar year 2003 is:

(a) To commence activities with regard to the Chilean mining properties acquired in January 2003;

(b) To pursue and consummate the acquisition of the Armenia mining properties and to possibly acquire additional mineral-bearing properties; and

(c) To sell the 1,000,000 shares of Sterlite common stock, and use the sales proceeds for working capital purposes

The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia.

The Company needs financing to meet its anticipated monthly administrative expenses of about $10,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. The Company anticipates that it might obtain additional financing in 2003 from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2005. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus it does not anticipate that any amount thereof will be exercised. In the event that no contemplated financing is obtained through the exercise of the warrants (which the Company considers highly remote) or through its current financing plans, the Company does not have sufficient financial resources to meet its obligations.

The Company does not intend to engage in any research and development during 2003 and does not expect to purchase or sell any plant or significant equipment.

The Company hired one additional full-time employee on June 1, 2003.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

   a. On April 1, 2003, the Company agreed to issue 100,000 shares of its common stock to Stephen R. Field at $0.25 per share (fair market value) in payment of $25,000 of previously invoiced legal expenses. The shares were transferred on May 28, 2003. The Company believes that Stephen R. Field is an accredited investor within the meaning of Regulation D issued under the Securities Act of 1923, as amended (the "Act"). The Company issued such securities in accordance upon Section 4(2) of the Act.

   b. On April 3, 2003, the Company transferred 250,000 shares of its common stock to Sukhmohan Athwal at $0.25 per share (fair market value). The shares were issued pursuant to a special incentive financing arrangement (which had not yet been consummated as of June 30, 2003.) The Company believes that Sukhmohan Athwal is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

   c. On June 1, 2003, the Company transferred 900,000 shares of its common stock at $0.25 per share (fair market value) to Van Z. Krikorian as a stock award subject to a substantial risk of forfeiture if he terminates his Employment with the company (other than by death, or disability) over the 37-month term of this employment agreement an which is to be earned and vest ratably during the 37-month period ending June 30, 2006. The Company believes that Van Z. Krikorian is an accredited investor within the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a vote of Security Holders

None

Item 5. Other Information

(a) On May 1, 2003, the Company entered into a consulting agreement with Analytix Capital to provide advisory services and assist Global in its corporate and project finance. The agreement provides for a compensation of 7% of the net total dollar amount of financing obtained from any entity or individual introduced by Analytix to Global. In addition to the 7% payment Global will issue warrants to purchase shares of Global common stock at a price of $0.10 each for a period of two years with 30,000 shares provided for every $1,000,000 of clear funds in financing received to a maximum of 300,000. If the price of Global's shares of common stock does not exceed $1.00 at any time during the period commencing from the date of issuance of any warrants and ending two years later, then Analytix capital shall have the right to require Global to purchase the warrants for $1.00.

(b) On July 24, 2003, the Company entered into an Agreement on Cooperation, on Confidentiality and to Negotiate with Vardani Zartonke LLC, an Armenian company, to study a potential acquisition of the Arevik mine located in the Syunik region of southern Armenia. The term of the Agreement is for six months.

(c) On July 24, 2003, the Company entered into an Agreement on Cooperation, on Confidentiality and to Negotiate with Khan Tengry Goldberg CJ., a Kazakhstan company, to study the Baynkol Valley River Gold Field Deposit in South Eastern Kazakhstan. The term of the Agreement is for six months.

(d) On July 25, 2003, the Company sold 1,000,000 shares of its common stock to NJA Investments at $0.25 per share (fair market value) for a total purchase price of $250,000. NJA Investment was introduced to the Company by Analytix Capital.

(e) The Company is currently seeking to raise a minimum of $750,000 and a maximum of $2,000,000 upon the sales of shares of its common stock at a purchase price of $0.50 per share pursuant to its Confidential Private Placement Memorandum dated July 25, 2003, although there can be no assurance of the outcome thereof.

Item 6. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this report. Unaudited Condensed Financial Statements of the Company, including Balance Sheet as of June 30, 2003, Statements of Operations and Statements of Cash Flows for the three months ended June 30, 2003 and June 30, 2002, and for the six months ended June 30, 2003 and June 30, 2002 and for the development stage period from January 1, 1995 through June 30, 2003 (Restated) and the Exhibits which are listed on the Exhibit index:

EXHIBIT NO.       DESCRIPTION OF EXHIBIT

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the quarter ended June 30, 2003

None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL GOLD CORPORATION





By: /s/  Drury J. Gallagher                            August 14, 2003
    -------------------------
    Drury J. Gallagher, Chairman,
    Chief Executive Officer and Treasurer