Form 10-Q
period 2003-09-30
GLOBAL GOLD CORP
filed 2003-11-19
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ____________ to ____________

                         Commission file number 02-69494



                             GLOBAL GOLD CORPORATION
                             -----------------------
              (Exact name of small business issuer in its charter)

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

                                 (203) 422-2300
                           --------------------------
                           (Issuer's telephone number)

                                 Not applicable
  ----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]. Not applicable.

As of November 19, 2003, there were 9,068,134 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].



                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1.         Condensed consolidated financial Statements (Unaudited)
                  Condensed consolidated Balance Sheet - as of September 30, 2003 ....................................3

                  Condensed consolidated statements of Operations for the three months periods and nine months periods ended September 30,
                  2003 and September 30, 2002 and for the development stage
                  period from
                  January 1, 1995 through September 30,2003 ..........................................................4

                  Condensed consolidated statements of Cash Flows for the nine months ended September 30, 2003 and September 30, 2002 and for the development stage period from January 1, 1995 through
                  September 30, 2003 .................................................................................5

                  Notes to Condensed consolidated financial Statements (Unaudited) ...................................6

Item 2.         Management's Discussion and Analysis or Plan of Operation ........................................14-16

Item 3.         Controls and Procedures .............................................................................16

                            PART II OTHER INFORMATION

Item 1.         Legal Proceedings ...................................................................................16

Item 2.         Changes in Securities................................................................................16

Item 3          Defaults Upon Senior Securities .....................................................................17

Item 4          Submission of Matters to a Vote of Security Holders .................................................17

Item 5          Other Information ...................................................................................17

Item 6.         Exhibits and Reports on Form 8-K ....................................................................18

SIGNATURES ..........................................................................................................19

CERTIFICATIONS ......................................................................................................20



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                 Unaudited Condensed Consolidated Balance Sheet

                               September 30, 2003

                                     ASSETS
                                     ------

CURRENT ASSETS:
Cash and cash equivalents ..............................................................................$187,711
Investment in securities available for sale ..............................................................47,400
                                                                                                         -------
                  TOTAL CURRENT ASSETS ..................................................................235,111
Mine acquisition costs ..................................................................................432,620
                                                                                                         -------
                                                                                                        $667,731
                                                                                                        ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses .........................................................$253,314
         Due to related parties ..........................................................................89,795
                                                                                                         -------
                  TOTAL CURRENT LIABILITIES .............................................................343,109
                                                                                                         -------

  STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000 shares authorized,
                  8,968,134 shares issued and outstanding..................................................8,968
         Common stock subscribed, 100,000 shares.............................................................100
         Additional paid-in-capital ...................................................................5,972,755
         Unearned compensation..........................................................................(562,869)
         Accumulated deficit..........................................................................(2,907,648)
         Deficit accumulated during the development stage ............................................(2,207,954)
         Accumulated other comprehensive income ..........................................................21,270
                                                                                                         -------
                  TOTAL STOCKHOLDERS' EQUITY ...........................................................$324,622
                                                                                                         -------
                                                                                                         667,731
                                                                                                         =======

     See accompanying notes to condensed consolidated financial statements.




                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements Of Operations




                                                                                                                   Cumulative amount
                                                                                                                          from
                                                                                                                    January 1, 1995
                                        Three Months Ended September 30,        Nine Months Ended September 30,         through
                                             2003                2002              2003                2002        Sept. 30, 2003
                                             ----                ----              ----                ----        -----------------

REVENUES                                $      -0-            $      -0-       $      -0-         $      -0-            $      -0-
                                        -----------           -----------      -----------        ----------            ----------
EXPENSES:

Selling general and administrative          191,570                 7,789          291,904             11,112             1,654,701
Legal fees                                    8,997                 4,631           53,613             16,337               709,866
Write-off investment in Georgia
   mining interests                            --                    --               --                 --                 135,723
Gain on sale of interest in Global
   Gold Armenia                                --                    --               --                 --                (268,874)
(Gain) loss on sale of interest in
   Sterlite Gold Ltd.                       (10,492)                 --            (37,400)            (1,207)              (42,019)
Miscellaneous other                            --                    --               --                  100                18,557
                                        -----------           -----------      -----------        -----------            ----------
         TOTAL EXPENSES                     190,075                12,420          308,117             26,342             2,207,954

NET LOSS                                   (190,075)              (12,420)        (308,117)           (26,342)          $(2,207,954)
                                        ===========           ===========      ===========        ===========           ===========

NET LOSS PER SHARE-BASIC AND DILUTED
                                        $     (0.02)          $     (0.00)     $     (0.04)       $     (0.01)
                                        ===========           ===========      ===========        ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
                                          9,190,940             4,368,114        7,517,932          4,368,114
                                        ===========           ===========      ===========        ===========



                       See accompanying notes to condensed consolidated financial statements.



                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
            Unaudited Condensed Consolidated Statements Of Cash Flows
                                                                                                Cumulative Amount
                                                                                                       from
                                                                                                 January 1, 1995
                                                          Nine Month Ended September 30,              through
                                                           2003               2002              September 30, 2003
                                                       ------------      ---------------        ------------------


NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                               $  (308,117)          $   (26,342)          $(2,207,954)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Provision for bad debts                                  --                    --                 325,000
     Amortization of unearned compensation                 112,132                  --                 112,132
     Gain on sale of Armenia mining
       interests                                              --                    --                (268,874)
     Write-off of mining investment in
       Georgia                                                --                    --                 135,723
     (Gain) loss on sale of investment
       in common stock of Sterlite Gold Ltd                (37,400)               (1,207)              (42,019)
     Non-cash expenses related to issuance of
       common stock                                           --                    --                 174,500
Changes in assets and liabilities:
     Organization costs                                       --                    --                  (9,601)
     Accounts receivable and deposits                         --                    --                    (154)
     Accounts payable and accrued expenses                 101,525               (27,885)              326,130
                                                          ---------            -----------           -----------

  NET CASH FLOWS USED IN OPERATING ACTIVITIES             (131,860)              (55,434)           (1,455,117)
                                                          ---------            -----------           -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining
       interests                                              --                    --               1,891,155
     Proceeds from sale of investment in
       common stock of Sterlite Gold Ltd.                  161,537                43,672               211,888
     Investment in certain mining interests
       - net of financing                                     --                    --                (153,494)
     Mine acquisition costs                               (245,613)                 --              (1,177,973)
                                                          ---------            -----------           -----------
  NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                (84,076)               43,672               771,576
                                                          ---------            -----------           -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement
       offering                                            395,000                  --                 816,573
   Repurchase of common stock                              (25,000)              (25,000)
     Due to related parties                                 25,863                  --                  67,577
     Sale of warrants                                         --                    --                     650
     Warrants exercised                                       --                    --                     100
                                                          ---------            -----------           -----------
  NET CASH FLOWS PROVIDED BY FINANCING
       ACTIVITIES                                          395,863                  --                 859,900
                                                          ---------            -----------           -----------
NET INCREASE (DECREASE) IN CASH                            179,927               (11,762)              176,359
CASH AND CASH EQUIVALENTS - beginning of
     period                                                  7,784                13,880                11,352
                                                          ---------            -----------           -----------
CASH AND CASH EQUIVALENTS - end of period              $   187,711           $     2,118           $   187,711
                                                          ---------            -----------           -----------

SUPPLEMENTAL CASH FLOW INFORMATION
----------------------------------
Income taxes paid                                      $      --             $      --             $     2,683
                                                          =========            ===========           ===========
Interest paid                                          $      --             $      --             $    15,422
                                                          =========            ===========           ===========

Noncash Transactions:
---------------------
Stock issued for unearned compensation                 $   675,000           $      --             $   675,000
                                                          =========            ===========           ===========
Stock issued in exchange for accounts
payable                                                $    25,000           $      --             $    25,000
                                                          =========            ===========           ===========
Mine acquisition costs in accounts payables            $   133,505           $      --             $   133,505
                                                          =========            ===========           ===========




     See accompanying notes to condensed consolidated financial statements.


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2003

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

The accompanying financial statements present the development stage activities of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through September 30, 2003.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2002 annual report on Form 10-KSB. The results of operations for the nine-month period ending September 30, 2003 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation - These financial condensed consolidated statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues (other than interest income, proceeds from the sale of an interest in an Armenian mining venture, and the sale of marketable securities (consisting of common stock) received as consideration therewith) while incurring costs in excess of $2,200,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operations. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from the Chilean mining interest acquired by it or other future projects or from its investment in marketable securities. The accompanying financial statements do not include any adjustments that might be necessary should there be substantial doubt about the Company's ability to continue as a going concern.

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

Capitalized acquisition costs of proved properties shall be amortized (depleted) by the unit-of-production method so that each unit produced is assigned a pro rata portion of the unamortized acquisition costs.

c. New Accounting Standards

- In April 2003, the FASB issued SFAS No. 149,"Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS
133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149, which became effective for contracts entered into or modified after June 30, 2003, did not have any impact on the Company's financial position, results of operations or cash flows.

- In May 2003, the FASB issued SFAS No. 150,"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated results of operations, financial position or cash flows.

d. Stock Options and Awards

The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. A total of 200,000 shares remain to be issued under the 1995 Stock Option Plan as of September 30, 2003.


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003


The following is additional information with respect to the Company's options and warrants as of September 30, 2003:

           WARRANTS OUTSTANDING                                                       WARRANTS EXERCISABLE
----------------------------------------------------------            -----------------------------------------------------
                       Number of        Weighted Average                                   Number of
                  Outstanding Shares        Remaining                    Weighted     Exercisable Shares      Weighted
                  Underlying Warrants   Contractual Life                 Average      Underlying Warrants      Average
 Exercise Price                                                       Exercise Price                       Exercise Price
----------------------------------------------------------            -----------------------------------------------------
     $0.25              330,000            2.08 years                     $0.25             330,000             $0.25

           OPTIONS OUTSTANDING                                                         OPTIONS EXERCISABLE
----------------------------------------------------------            -----------------------------------------------------
                       Number of        Weighted Average                                   Number of
                  Outstanding Shares        Remaining                    Weighted     Exercisable Shares      Weighted
                  Underlying Options    Contractual Life                 Average      Underlying Options       Average
 Exercise Price                                                       Exercise Price                       Exercise Price
----------------------------------------------------------            -----------------------------------------------------

     $0.11              300,000            3.75 years                     $0.11                -                $ -



At September 30, 2003, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value, as determined by the Board of Directors, of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003


                                                         Three Months Ended                      Nine Months Ended
                                                             September 30                          September 30,
                                                         ------------------                        ----------------
                                                     2003                2002                 2003                 2002
                                                     ----                ----                 ----                 ----
Net loss as Reported                               $(190,075)          $ (12,420)          $(308,117)          $  (26,342)

Deduct: Total stock-based compensation
expense determined under fair value-based
method for all awards, net of related tax
effect
                                                       1,636                 818               4,908                  818
                                                   ---------           ---------           ---------           ----------

                                                   $(191,711)          $ (13,238)          $(313,025)          $  (27,160)
Pro Forma Net Loss                                 ============        ===========         ==========          ===========

Basic and Diluted Net Loss Per Share as            $   (0.02)          $    0.00           $   (0.04)          $    (0.01)
                                                   ---------           ---------           ---------           ----------

Net Loss Per Share                                 $   (0.02)          $    0.00           $   (0.04)          $    (0.01)
                                                   ---------           ---------           ---------           ----------



The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                          2003           2002
                                                        -------        -------

     Expected Life (Years).........................           3           2.5
     Interest Rate.................................       5.70%         5.70%
     Annual Rate of Dividends......................          0%            0%
     Volatility....................................        100%          100%

3. MINE ACQUISITION COSTS

The Company has incurred fees in connection with its acquisition of mining properties. Costs incurred to purchase, lease, or otherwise acquire a property (whether unproved or proved) are capitalized when incurred. These include the costs of lease bonuses and options to purchase or lease properties, the portion of costs applicable to minerals when land including mineral rights is purchased in fee, brokers' fees, recording fees, legal costs, and other costs incurred in acquiring properties.

4. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers

The Company entered into Amended and Restated Employment Agreements with Messrs. Gallagher and Garrison and an initial Employment Agreement with Van Krikorian dated as of February 1, 2003 for a term through June 30, 2006.

The Employment Agreements provide for base compensation of $100,000 for each twelve-month period (subject to payment as cash flow permits), and the granting of 900,000 shares as a restricted stock award subject to a substantial risk of forfeiture if any employee terminates his employment with the Company (other than by death or disability) over the term of the agreement, and which is to be earned, and vest ratably, during such period.

The Company issued the 900,000 shares on February 21, 2003 to Messrs. Gallagher and Garrison and on June 1, 2003 to Mr. Krikorian at the fair market value of $0.25 per share as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the nine-months ended September 30, 2003 is $83,333.

The amount of total unearned compensation amortized for the nine-months ended September 30, 2003 is $112,132.

5. INVESTMENTS IN SECURITIES AVAILABLE FOR SALE:

At September 30, 2003, investment in securities consisted of 400,000 shares of common stock of Sterlite Gold Ltd. classified as available for sale and stated at a quoted fair value of $47,400. The cost of the securities was $26,130. The cumulative unrealized gain as of September 30, 2003 was $21,270, which is shown as a separate component of stockholders' equity.

During the nine months ended September 30, 2003, the Company sold 1,900,000 shares of common stock of Sterlite Gold Ltd. for net proceeds of $161,537 resulting in a gain on the sale of $37,410.

During the nine months ended September 30, 2002, the Company had sold 650,000 shares for net proceeds of $43,672 resulting in a gain of $1,207.

6. EQUITY TRANSACTIONS

            a. In January 2003, the Company issued 500,000 shares of its commons stock to Linda Sam (100,000 shares), from EM&P Investments (200,000 shares) and Bank SAT Oppenheim Jr. & CIE (200,000 shares), through Sukhmohan Athwal as nominee, at $0.25 per share (fair market value). The value of the shares includes the total cash price of $25,000 plus performance obligations by Sukhmohan Athwal valued at $100,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof).

            b. In January 2003, the Company issued 350,000 shares of its common stock to various Investors, at $0.25 per share (fair market value) for a total purchase price of $87,500. This transaction was a part of Private Placement Memorandum ("PPM"). No additional shares are to be issued under the PPM.

            c. On April 1, 2003 the Company agreed to issue 100,000 shares of its common stock to Stephen R. Field at $0.25 per share (fair market value) in payment of $25,000 of previously invoiced legal expenses. The shares were transferred on May 28, 2003.

            d. On April 3, 2003 the Company transferred 250,000 shares of its common stock to Sukhmohan Athwal at $0.25 per share (fair market value). The shares were issued pursuant to a special incentive financing arrangement (which had not yet been consummated as of June 30, 2003.)

            e. On June 1, 2003, the Company transferred 900,000 shares of its common stock at $0.25 per share (fair market value) to Van Z. Krikorian as a stock award subject to a substantial risk of forfeiture if her terminates his employment with the Company (other than by death or disability) over the 37-month term of his Employment Agreement and which is to be earned and vest ratably during the 37-month period ending June 30, 2006.

            f. On July 25, 2003, the Company sold 1,000,000 shares of its common stock to NJA Investments for $0.25 per share (fair market value) for a total purchase price of $250,000. A commission of $17,500 was paid to Analytix Capital, which provided advisory services.

            g. On July 31, 2003, 100,000 shares of the Company's common stock were subscribed by Global Gestion for $.50 per share (fair market value) for a total purchase price of $50,000. This transaction was a part of Private Placement Memorandum ("PPM") dated July 25, 2003. . The Company is currently seeking to raise a minimum of $750,000 and a maximum of $2,000,000 upon the sales of shares of its common stock at a purchase price of $0.50 per share pursuant to its Confidential Private Placement Memorandum dated July 25, 2003, although there can be no assurance of the outcome thereof.

            h. On September 29, 2003, the Company received and cancelled 500,000 shares of its common stock previously issued in January 2003 from Linda Sam (100,000 shares), from EM&P Investments (200,000 shares) and from Bank SAT Oppenheim Jr. & CIE (200,000 shares), which were issued pursuant to a special incentive financing arrangement that was cancelled. An advance of $25,000 was returned to the participants.

7. COMPREHENSIVE LOSS


         The following table summarizes the computations reconciling net loss to comprehensive loss for the three-month and nine-month periods ended September 30, 2003 and 2002:


                                                     Three Months Ended                   Nine Months Ended
                                                          September 30,                       September 30,
                                                     --------------------                 ----------------
                                                       2003            2002               2003             2002
                                                       ----            ----               ----             ----
Net loss...................................         $(190,075)       $(12,420)         $(308,117)        $(26,342)
Other comprehensive income:
   Unrealized gain (loss) on
   available-for-sale of
   securities..............................            (2,240)        (224,219)         (105,136)         161,039
                                                   -----------        --------         ---------         --------
                                                    $(192,315)       $(236,639)        $(413,253)        $134,697
                                                   ===========        ========         =========         ========


 8. AGREEMENTS

     a. On January 15, 2003, the Company entered into an option/purchase/lease agreement with Alfred Soto Torino and Adrian Soto Torino for the purchase of copper and gold properties in Chile for a total purchase price of U.S. $400,000, payable over four years at U.S. $25,000 per quarter, commencing on March 31, 2003. In addition to the purchase price, a royalty of U.S. $1 per ounce is to be paid quarterly on all ounces of gold produced in excess of 500,000 ounces up to 1,000,000; provided that the average price of gold per quarter exceeds U.S. $310 per ounce as measured by the London Metal Exchange. Under such agreement, the Company has the right to develop the property under the lease thereof. Upon expiration of four years from the date of such agreement, or sooner at the Company's option, the Company can exercise its option to acquire the title to the property, subject to the above royalty obligation.

     The Chilean properties consist of approximately 1100 acres in total, including the Candelaria 1 to 3, Santa Candelaria 1 to 8 and the Torino I mining claims 1 to 7 and the Torino II mining claims 1 to 11. The Company has not yet developed a feasibility report for the development of these properties, and has not yet ascertained the amount of the proven or probably reserves of gold, copper and other minerals on the property, if any. The Company refers to these properties collectively as the Santa Candelaria mine.

     Due to the fact that the lease terms are cancelable at the sole option of the Company, the Company is recording payments as they come due. In 2003, the Company recorded $69,000 in mine acquisition costs through September 30, 2003.

     b. On March 17, 2003, the Company entered into an agreement with SHA,LLC, an Armenian limited liability company, for the acquisition of the Hankavan mine, a gold and copper mine located in Armenia, for a total purchase price of U.S. $150,000 (or U.S. $175,000 if an additional mining property is also transferred) payable in installments. Under such agreement, the Company has the option to acquire either (i) the exclusive license, permits and all rights related to such mine, or (ii) all of the ownership shares of SHA and any other entity which may hold rights to such mine.

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

     c. On May 1, 2003, the Company entered into a consulting agreement with Analytix Capital to provide advisory services and assist the Company in its corporate and project finance. The agreement provides for a compensation of 7% of the net total dollar amount of financing obtained from any entity or individual introduced by Analytix to the Company. In addition to the 7% payment, the Company will issue a warrant to purchase shares of the Company's common stock at a price of $0.10 each for a period of two years, with 30,000 shares subject to a warrant to be provided for every $1,000,000 of clear funds in financing received, up to a maximum of 300,000 shares subject to such warrants. If the price of shares of the Company's common stock does not exceed $1.00 at any time during the period commencing from the date of issuance of any warrant and ending two years later, then Analytix shall have the right to require the Company to purchase the shares subject to the warrants for $1.00. On July 25, 2003, the Company sold 1,000,000 shares of its common stock to NJA Investments at $0.25 per share for a total purchase price of $250,000. A commission of $17,500 was paid to Analytix Capital.

     d. On May 15, 2003, the Company entered into a month-to-month lease with Analytix Capital to sublet office space for $1,500 per month and registered to conduct business in the State of Connecticut.

     e. On May 28, 2003, the Company entered into an agreement with GeoExplo Ltda. of Santiago, Chile to provide local administration services for a fee of $1,500 per month and manage a project of geological mapping and metallurgical testing at the Santa Candelaria project for a contract cost of U.S. $28,355. The work was completed on July 25, 2003.

     f. On June 27, 2003, the Company entered into a contract with Roscoe Postle Associates

     Inc., a Canadian corporation, to provide for an independent technical review of the Company's Armenian mining properties. A second stage will provide for a review of the Santa Candelaria project in Chile. The value of the total contract is U.S. $82,000. Billings through September 30, 2003 are U.S. $37,000.

     g. On August 1, 2003, the Company entered into an agreement with Ashot Boghossian of ARAX Co. Ltd. to represent Global Gold Corporation in Armenia.

     Mr. Boghossian will be appointed Director of Global Gold Mining LLC, a newly formed Delaware limited liability company that will own the Armenian mining properties. Global Gold Mining LLC is wholly owned by Global Gold Armenia LLC, a Delaware limited liability corporation that is wholly owned by Global Gold Corporation.

     The agreement provides for a monthly fee of $3,000 plus expenses for a term of 3 years and the granting of 90,000 common shares as a restricted stock award subject to a substantial risk of forfeiture if the individual terminates his employment with the Company (other than by death or disability) over the term of the agreement and which is to be earned and vest ratably during such period.

     h. On July 24, 2003, the Company entered into an Agreement on Cooperation, on Confidentiality and to Negotiate with Vardani Zartonke LLC, an Armenian company, to study a potential acquisition of the Arevik mine located in the Syunik region of southern Armenia. The term of the agreement is for six months.

     i. On July 24, 2003, the Company entered into an Agreement on Cooperation, on Confidentiality and to Negotiate with Khan Tengry Goldberg CJ, a Kazakhstan company, to study a potential acquisition of the Baynkol Valley River Gold Field Deposit in southeastern Kazakhstan. The term of the agreement is for sixty days and is renewable.

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


1. RESULTS OF OPERATIONS

THREE-MONTHS ENDED SEPTEMBER 30, 2003 AND THREE-MONTHS ENDED SEPTEMBER 30, 2002

During the three-month period ended September 30, 2003, the Company's administrative and other expenses were $200,567, which represented an increase from $12,420 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $126,171, accounting fees of $30,745 and higher travel expenses of $13,251 due to increased activity resulting from project development in Armenia and Chile.

NINE-MONTHS ENDED SEPTEMBER 30, 2003 AND NINE-MONTHS ENDED SEPTEMBER 30, 2002


During the nine-month period ended September 30, 2003, the Company's administrative and other expenses were $345,517, which represented an increase from $27,549 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $195,465, accounting fees of $35,460, legal expenses of $37,276 and travel expenses of $22,550 due to the development of projects in Armenia and Chile.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, the Company's total assets were $667,731, of which $187,711 consisted of cash or cash equivalents.

The Company's plan of operation for the balance of calendar year 2003 is:

(a) To continue activities with regard to the Chilean mining properties acquired in January 2003;

(b) To pursue and consummate the acquisition of the Armenia mining properties and to possibly acquire additional mineral bearing properties; and

(c) To sell the 400,000 shares of Sterlite common stock, and use the sales proceeds for working capital purposes.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia.

The Company needs financing to meet its anticipated monthly administrative expenses of about $10,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2005. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus it does not anticipate that any amount thereof will be exercised. In the event that no contemplated financing is obtained through the exercise of the Warrants (which the Company considers highly remote) or through its current financing plans, the Company does not have sufficient financial resources to meet its obligations.

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

a. On July 25, 2003, the Company sold 1,000,000 shares of its common stock to NJA Investments for $0.25 per share (fair market value) for a total purchase price of $250,000. A commission of $17,500 was paid to Analytix Capital, which provided advisory services.

b. On July 31, 2003, the Company sold (Awarded) 100,000 shares of its common stock to Global Gestion for $0.50 per share (fair market value) for a total purchase price of $50,000.

c. On September 29, 2003, the Company received and cancelled 500,000 shares of its common stock previously issued in January 2003 from Linda Sam (100,000 shares), from EM&P Investments (200,000 shares) and from Bank SAT Oppenheim Jr. & CIE (200,000 shares) which were issued pursuant to a special incentive financing arrangement which was cancelled. An advance of $25,000 was returned to the participants.


Item 3. Defaults Upon Senior Securities.


None


Item 4. Submission of Matters to a Vote of Security Holders.


None

Item 5. Other Information.

a. On August 1, 2003, the Company entered into an agreement with Ashot Boghossian of ARAX Co. Ltd. to represent Global Gold Corporation in Armenia.

        Mr. Boghossian will be appointed Director of Global Gold Mining LLC, a newly formed Armenian company that will own the Armenian mining properties. Global Gold Mining LLC is wholly owned by Global Gold Armenia LLC, a Delaware limited liability company that is wholly owned by Global Gold Corporation.

        The Agreement provides for a monthly fee of $3,000 plus expenses for a term of 3 years and the granting of 90,000 common shares as a restricted stock award subject to a substantial risk of forfeiture if the individual terminates his employment with the Company (other than by death or disability) over the term of the Agreement and which is to be earned and vest ratably during such period.

b. On August 12, 2003, the report on the exploration at the Candelaria gold property prepared by Geo Explo LTDA. was delivered to the Company.

        Exploration work was carried out which included geological mapping, geochemical rock sampling, outcrop observations and magnetic surveying.

        All samples collected were sent to Acme Analytical Laboratories S.A. Santiago, Chile for fire assay analysis.

        The sampling performed and assay results were considered of mining interest with the gold mineralization, having well defined structural, lithological, and stratigraphic controls.

        The Candelaria gold property is owned by Minera Global Chile LTDA., owned 50% by Global Oro LLC and 50% by Global Plata LLC which are both wholly owned subsidiaries of Global Gold Corporation.

Item 6. Exhibits and Reports on Form 8-K.

a. The following documents are filed as part of this report:

        o       Unaudited  Condensed   Financial   Statements  of  the  Company,
                including Balance Sheet as of September 30, 2003;

        o Statements of Operations and Statements of Cash Flows for the three-months ended September 30, 2003 and September 30, 2002, and for the nine-months ended September 30, 2003 and September 30, 2002 and for the development stage period from January 1, 1995 through September 30, 2003 and the Exhibits which are listed on the Exhibit Index.

EXHIBIT NO.          DESCRIPTION OF EXHIBIT

Exhibit 31.1         Certification  of  Chief  Executive  Officer  pursuant  to
                     Section  302  of  the Sarbanes-Oxley Act of 2002


Exhibit 31.2         Certification  of  Chief  Financial  Officer  pursuant  to
                     Section  302  of  the Sarbanes-Oxley Act of 2002


Exhibit 32.1         Certification  of  Chief  Executive  Officer  pursuant  to
                     Section  906  of  the Sarbanes-Oxley Act of 2002


Exhibit 32.2         Certification  of  Chief  Financial  Officer  pursuant  to
                     Section  906  of  the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the quarter ended September 30, 2003


Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2003, under Item 4 of Form 8-K.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GLOBAL GOLD CORPORATION



                                         By:  /s/  Drury  J. Gallagher
November 14, 2003                        -----------------------------
------------------------
                                         Drury J. Gallagher, Chairman,
                                         Chief Executive Officer and
                                         Treasurer