Form 10KSB
period 2003-12-31
GLOBAL GOLD CORP
filed 2004-05-03
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ______ to _______

                        Commission file number: 02-69494

                             GLOBAL GOLD CORPORATION
                 (Name of small business issuer in its charter)

                     Delaware                          13-03025550
         (State or other jurisdiction of              (IRS Employer
          incorporation or organization)            Identification No.)

                    104 Field Point Road, Greenwich, CT 06830
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (203) 422-2300

       Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes: _X_          No: ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

                  Yes: ____                 No: _X__

The issuer's revenues for its most recent fiscal year ending December 31, 2003 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 31, 2004, was $1,664,840.

As of March 31, 2004 there were 9,808,134 shares of the registrant's Common Stock outstanding.

(1) As of December 31, 2003, the Company's Common Stock was not publicly traded. However, the Board of Directors of the Company determined that the fair market value of the Common Stock based on the share price of the most recent sale of common stock as of December 31, 2003 was $0.50 per share.

ITEM 1.  DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold Corporation (the "Company") is currently in the development stage. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining right in the former Soviet Republics of Armenia and Georgia. The Company was previously engaged in the development of a gold mining project in Armenia, and had pursued various mining and other business opportunities thereafter, but without any such transactions (see following Project Descriptions). In September 2002, the Company entered into negotiation to acquire a mining property in Chile. The Company, on January 15, 2003, entered into an option/purchase/lease agreement with Alfredo Soto Torino and Adrian Soto Torino for the purchase of copper gold properties in Chile (the Candelaria 1 to 3, the Santa Candelaria 1 to 8 and the Torino I mining claims 1 through 7 and Torino II mining claims 1 through 11) Chanaral District III (the "Chilean Agreement"). The Agreement was converted into a purchase Agreement on February 4, 2004. In Addition to the Chilean Agreement, the Company has entered into two agreements in Armenia, a member of the Commonwealth of Independent States in 2003. These agreements are for the acquisition of the Hankavan and Marjan mines, and an agreement on cooperation on confidentiality and to negotiate with Sipan I LLC, an Armenian company, for the purchase of the Lichvaz-Tei and Terterasar gold properties in southern Armenia.

On January 24, 2003, the Company incorporated Global Gold Oro LLC and Global Gold Plata LLC, as wholly owned subsidiaries, in the State of Delaware. The companies were formed to be equal joint owners of a Chilean Limited Liability Company, not formed as of March 31, 2004, for the purpose of owning the Santa Candelaria Project. Neither company had any assets or liabilities as of December 31, 2003.

On August 18, 2003, the Company incorporated Global Gold Armenia LLC and Global Gold Mining LLC, as wholly owned subsidiaries, in the State of Delaware. Global Gold Mining LLC was formed to own Global Gold Armenia LLC which will eventually own the assets of SHA LLC and SIPAN I LLC of Hankavan (SHA LLC) and Lichvaz-Tei and Terterasar (SIPAN I LLC). Neither company had any assets or liabilities as of December 31, 2003.

(2) ARMENIAN MINING PROJECT

In 1996, the Company acquired rights under a Joint Venture Agreement with the Ministry of Industry of Armenia and Armgold, S.F., the Armenian state enterprises, to provide capital and multistage financing of the Armenian gold industry, which rights were finalized under the Second Armenian Gold Recovery Company Joint Venture Agreement dated as of September 30, 1997.

As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's wholly-owned Cayman Islands subsidiary ("GGA"), reached an agreement with First Dynasty Mines, Ltd., whose name changed to Sterlite Gold Ltd. on July 5, 2002 ("Sterlite"), a Canadian public company whose shares are traded on the Toronto Stock Exchange and on NASDAQ. Under such agreement, Sterlite acquired the right to acquire all of the stock of GGA, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailing project and the preparation of engineering and business plan materials for the remaining Armenian mining projects and delivering 4,000,000 shares of First Dynasty Common Stock.

The Company, GGA and Sterlite entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above project (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998.

In connection with Sterlite's purchase of the Company's remaining 20% interest in GGA, the Company received a certificate representing special warrants to purchase 4,000,000 shares of First Dynasty common stock. In September 1999, the warrants were exchanged for 4,000,000 shares of First Dynasty common stock. As of December 31, 2003 the Company owned 400,000 shares of Sterlite common stock.

Pursuant to the FDM Agreement, the Company retains the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite, or any of its affiliates, in any exploration project undertaken by them in Armenia.

For a further description of the background concerning the Armenian mining project, an interested person can review the quarterly and annual reports previously filed by the Company with the SEC.

(3) GEORGIAN MINING PROJECT

As of December 31, 1997, the Company abandoned its pursuit of any mining project in the country of Georgia.

For a further description of the background concerning the Georgian mining project, an interested person can review the annual reports previously filed by the Company with the SEC.

(4) RECENT ACTIVITIES

The Company's principal activity at present consists of developing its copper/gold property in the Chanaral District III in Chile. On January 15, 2003, the Company entered into an option/purchase/lease agreement with Alfred Soto Torino and Adrian Soto Torino for the purchase of copper and gold properties in Chile for a total purchase price of U.S. $400,000 which was non-interest bearing and payable over four years at U.S. $25,000 per quarter, commencing on March 31, 2003, which first payment was made. In addition to the purchase price, a royalty of U.S. $1 per ounce was to be paid quarterly, on all ounces of gold produced in excess of 500,000 ounces, provided that the average price of gold per quarter exceeded U.S. $310 per ounce as measured by the London Metal Exchange.

On February 4, 2004, the Company renegotiated the contract to purchase the Chilean property for an additional payment of U.S. $25,000, making the total purchase price U.S. $50,000 plus a royalty of U.S. $1 per ounce to be paid quarterly on all ounces of gold produced up to 500,000 ounces, provided that the average price of gold per quarter exceeds U.S. $310 per ounce as measured by the London Metal Exchange. The royalty can be purchased for an additional payment of $25,000.

The Chilean property consists of approximately 1100 acres in total, including the Candelaria Mining Claims 1 to 3, Santa Candelaria 1 to 8 and the Torino I,1 to 7 and the Torino II,1 to 11. The Company has not yet developed a feasibility report for the development of these properties, and has not yet ascertained the amount of the proven or probable reserves of gold, copper and other minerals on the property, if any.

On October 28, 2003, the Company entered into an agreement on cooperation and confidentiality and to negotiate with Sipan I, LLC, an Armenian company, for the purchase of the Lichvaz-TEI and Terterasar gold/silver properties and the Aigedzor Processing Plant in southern Armenia.

On December 26, 2003, the Company advanced U.S. $50,000 to Sipan I LLC as a deposit towards the purchase of the Lichvaz-TEI and Terterasar Mining Properties defined in the October 28, 2002 agreement on cooperation and confidentiality and to negotiate.

On January 20, 2004, the Company entered into a Purchase Deposit Agreement with Sipan I, LLC that provides for a deposit of $50,000 against a $3,300,000 payment due at the closing date less the deposit, and a $1,000,000 reserve to be held by the Company for three years that will accrue interest from the closing date. The reserve will be used to indemnify and hold the Company harmless from any liabilities related to Sipan I, LLC prior to the closing. The date to execute a purchase and sale agreement was extended to March 31, 2004, with an anticipated closing date in August 2004. Contracts were delivered to Sipan I LLC on March 23, 2004 and negotiations will continue based upon mutual agreement. The deposit is non refundable unless Sipan I LLC is unable or unwilling to close the sale transaction and such failure was not caused by actions of the Company.

On March 17, 2003, the Company entered into an agreement with SHA, LLC, an Armenian limited liability company, for the acquisition of the Hankavan mine, a gold molybdenum and copper mine, in Armenia, for a total purchase price of US $150,000 (or $175,000 if the Marjan mining property is also transferred) payable in installments. Under such agreement, as executed, the Company had the option, exercisable within 45 days from March 17, 2003, as executed, to acquire either
(i) the exclusive license, permits, and all rights related to such mine, or (ii) all of the ownership shares of SHA and any other entity which may hold rights to such mine.

On December 21, 2003, the Company exercised its option to purchase all of the ownership shares of SHA, LLC holding title to the Hankavan and Marjan mines for an additional payment of U.S. $10,000 and a Royalty Agreement to pay one dollar per ounce of gold produced at Hankavan up to $160,000. The Company also advanced U.S. $1,500 for exploration costs and licensing fees. A program to reopen the previously constructed exploration tunnels surveying geological mapping, sampling and chemical analyses has been developed for completion in the second quarter of 2004, at an estimated cost of U.S. $30,000.

The Hankavan mine deposit is located in central Armenia between Vanadzor and Meghradzor north of the Marmarik River. The Marjan property is located in south central Armenia and is a polymetallic; gold, silver, lead, and zinc ore body. The Company has not yet developed a feasibility report for the development of these properties, and has not yet determined the amount of proven or probable reserves of gold, copper and other minerals on the property, if any.
The Company currently holds 400,000 shares of common stock of Sterlite which is traded on the Toronto Stock Exchange. The closing price per common share on December 31, 2003 was Canadian $0.185, with a U.S. dollar exchange rate of .7738 for a value of U.S. $0.14315 per share for a market value of $57,260. As of December 31, 2003, Sterlite had 260,590,988 shares issued and outstanding.

(5) RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of the Company:

DEVELOPMENT STAGE COMPANY

Since the Company did not engage in the active conduct of a trade or business, it has not generated any revenues to date, with the exception of interest income and the shares of Sterlite common stock and cash received from such source under the FDM Agreement, as amended. The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.

NEED FOR ADDITIONAL CASH

The Company needs additional funds in order to pay the purchase price for the acquisition of any mining property in Armenia. Moreover, the Company needs additional funds in order to conduct any active mining development and production operations in Chile and/or Armenia. There can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

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

LACK OF A TRADING MARKET

The Company's Common Stock is not currently traded. The Company's Common Stock has recently been declared eligible for trading on the OTC Bulletin Board, but there can be no assurance that a trading market will develop.

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

There are risks inherent in the exploration for and development of mineral deposits. The business of mining by its nature involves significant risks and hazards, including environmental hazards, industrial incidents, labor disputes, discharge of toxic chemicals, fire, drought, flooding and other acts of God.

The occurrence of any of these can delay or interupt exploration and production, increase exploration and production costs and result in liability to the owner or operator of the mine. The Group may become subject to liability for pollution or other hazards against which it has not insured or cannot insure, including those in respect of past mining activities for which it was not responsible.

MINING CONCESSIONS, PERMITS AND LICENSES

The Group's mining and processing activities are dependant upon the grant of appropriate licenses, concessions, leases, permits and regulatory consents which may be withdrawn or made subject to limitations. Although the Group believes that the licenses, concessions, leases, permits and consents it holds will be renewed, if required, when they expire, according to the current laws applicable in the respective countries, there can be no assurance that they will be renewed or as to the terms of any such renewal. All mineral rights within the countries in which the Group is currently operating and state-owned.

EXPLORATION RISKS

Minerals exploration is speculative in nature, involves many risks and frequently is unsuccessful. There can be no assurance that any mineralisation discovered will result in an increase in the proven and probable reserves of the Group. If reserves are developed, it can take a number of years from the initial phases of drilling and identification of mineralisation until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract metals from ore and, in the cases of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the exploration programs undertaken by the Group will result in any new commercial mining operations being brought into operation.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman and Chief Executive Officer, Robert A. Garrison, the President and Chief Operating Officer and Van Z. Krikorian, Vice President own 2,178,453, 2,000,000 and 900,000 shares respectively, or a total of 5,078,453 shares, out of the 9,558,134 shares of the Company's Common Stock issued and outstanding as of December 31, 2003. If Messrs. Gallagher, Garrison and Krikorian act in concert, they control 53.1% of the issued and outstanding shares of Common Stock of the Company and are able to effectively determine the vote on any matter being voted on by the Company's stockholders, including the election of directors and any merger, sale of assets or other change in control of the Company. The three Company officers and Nicholas Aynilian owner of 1,400,000 common shares, 15% of the issued and outstanding shares, entered into a shareholders agreement dated January 1, 2004, that provides for each of the shareholders in the agreement to vote for the others as directors.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Company rents office space in a commercial building at 104 Field Point Road, Greenwich, CT on a month to month basis at a rental cost of $1,500 per month from Analytix Capital, which has also served as a financial advisor to the Company.

For a description of the mining properties in which the Company has an interest, see "Armenian mining project" and "Recent Activities".

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The Company's shares of Common Stock are not publicly traded on any market. The Company's Common Stock was authorized for trading on the OTC Bulletin Board on March 29, 2004, but there can be no assurance that a trading market will develop.

         (b) As of March 31, 2004, the Company had 9,808,134 issued and outstanding shares of its Common Stock.

         (c) As of March 31, 2004, there were approximately 1,100 holders of record of shares of the Company's Common Stock.

         (d) The Company did not pay or declare any cash dividends on its shares of Common Stock during its last two fiscal years ended December 31, 2002 and December 31, 2003.

         (e) The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

The Company issued the 900,000 shares on February 21, 2003 to Messrs. Gallagher and Garrison and on June 1, 2003 to Mr. Krikorian at the fair market value of $0.25 per share as determined by the Board of Directors. For a description of other sales of securities by the Company during 2003, see Item 6, Management's Discussion and Analysis or Plan of Operation. All of the sales of securities were accomplished as private placements exempt from the registration requirements of the federal securities laws.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As of December 31, 2003, the Company's total assets were $577,281 of which $147,247 consisted of cash or cash equivalents and $372,774 consisted of capitalized mine acquisition costs.

The Company's plan of operation for calendar year 2004 is:

         (a) Commence activities with regard to the Chilean mining properties, acquired in January 2003.

         (b) Pursue and consummate the acquisition of the Armenian mining properties previously described above, and to possibly acquire additional mineral-bearing properties in Armenia; and

         (c) To sell the 400,000 shares of Sterlite common stock, and use the sales proceeds for working capital purposes.

The Company needs financing to meet its anticipated monthly administrative expenses of $5,000 (exclusive of officers' compensation), plus additional amounts for legal and accounting costs. The Company could obtain additional financing in 2004 from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2005 pursuant to the two-year extension granted by the Company as of December 31, 2002. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised at present, although there can be no assurance of such result.

The Company is negotiating with several financing sources for additional capital. The Company needs such financing in order to pay the acquisition costs of the Armenian mining properties sought to be purchased by the Company and to commence operations in either Armenia or Chile.

In the event that the contemplated financing is not obtained, the Company does not have sufficient financial resources to meet its obligations. Additionally, the Company's auditors have issued a going concern opinion in their audit report on the Company's financial statements as of and for the year ended December 31, 2003. See footnote 2a of the financial statements for further details.

The Company does not intend to engage in any research and development during 2004, and does not expect to purchase or sell any plant or significant equipment unless sufficient financing is obtained.

The Company does not expect to hire any additional full-time employees in 2004, except with respect to developing mining properties acquired.

As of December 31, 2003, the Company had three employees. One employee, who was in charge of the overall business of the Company on a part-time basis, one employee who is principally involved in overseeing the Company's proposed mining activities on a part-time basis and one employee responsible for corporate governance and legal issues on a part-time basis.

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

Pursuant to a confidential private placement memorandum dated July 15, 2003, the Company offered to sell up to 2,000,000 shares of its common stock at $0.25 per share. The Company sold 1,000,000 shares of its common stock at a price of $0.25 per share and raised total proceeds of $250,000 less a commission of $17,500 paid to Analytix Capital, which provided advisory services.

Pursuant to a confidential private placement memorandum dated September 10, 2003, the Company offered up to a maximum of 8,000,000 shares of its common stock at a purchase price of $0.50 per share. In September, October and November, 2003 the Company sold 500,000 shares of its common stock at a price of $0.50 and raised total proceeds of $250,000 less a commission of $17,500 paid to Analytix Capital, which provided advisory services.

In addition, Analytix Capital received warrants from a combination of both transactions to purchase 15,000 shares of the Company's common stock at a purchase price of $0.10 per share at any time before December 15, 2005.

The Company will redeem the warrants upon 30 days notice at a price of $0.90 per share if Analytix exercises the right to redemption after December 1, 2005 and before December 15, 2005 and the common stock has not traded at a market price of $1.00 or more at any time prior to the delivery of the notice to redeem by Analytix.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements of the Company, notes thereto and reports of Independent Certified Public Accountants thereon for the years ended December 31, 2003 by Marcum & Kliegman LLP and December 31, 2002 by Grassi and Co., CPAs, P.C., are attached hereto as a part of, and at the end of, this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2003, the last day of the fiscal year covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d-14). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2003, there were no changes in the Company's internal control over financial reporting that have materially affected or are likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

 Name                      Age      Office or Position with the Company
 ----                      ---      -----------------------------------

 Drury J. Gallagher        65       Chairman, Chief Executive Officer,
                                    Treasurer and Director

 Robert A. Garrison        62       President, Chief Operating Officer, Chief
                                    Financial Officer, Secretary and Director

 Van Z. Krikorian          44       Vice President and General Counsel and
                                    Director

 Nicholas J. Aynilian      40       Director

 Michael T. Mason          58       Director

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Each director who is not a full-time employee of the Company receives 50,000 shares of the Company's common stock per year for their services as a Director. The shares payable for services for the year 2004 were issued on January 1, 2004. Officers are appointed by the Board of Directors. On January 1, 2004, Van K. Krikorian, Nicholas J. Aynilian and Michael T. Mason were appointed Directors of the Company.

The Board of Directors has not appointed any audit, compensation or any other committee. Instead, the Board acts as a whole in all matters.

Mr. Gallagher has served as a director since 1981 and as Chairman, President and Treasurer of the Company from 1982 until February 1, 1997 and as Chairman, Chief Executive Officer and Treasurer since that date.

Mr. Garrison has served as a director and Vice President of the Company from June 26, 1995 until February 1, 1997. He became the President, Chief Operating Officer and Secretary on February 1, 1997 and became Chief Financial Officer in September, 2002.

Mr. Krikorian has served as Vice President and General Counsel from June 1, 2003. Prior to joining the Company, Mr. Krikorian was previously a partner in the New York office of Vedder, Price, Kaufman & Kammholz LLP from 1998 to 2003 and with Patterson, Belknap, Webb & Tyler from 1993 to 1998. He represented the Company as outside counsel since 1995. In 1992, Mr Krikorian was Armenia's Counselor and Deputy Representative to the United Nations.

Mr. Aynilian is Vice-President, Secretary and Treasurer of N.Y. Aynilian & Co., Inc. from 1982 to present. Founder, President, Secretary and Treasurer of Vanick Properties Incorporated from 1987 to present. Founder, President, Secretary and Treasurer of Aynilian Funding Corporation from 1992 to present. Founder and Sole Proprietor of N.J.A. Investments from 1986 to present.

Mr. Mason is President, Managing Director, Director, Managing Partner and Principal of MBMI Resources Inc., from 1997 to present. Managing Partner of Mineral Services LLC. from 1999 to present. Managing Director and Principal of Tradellion, Inc. from 1997 to present.

Given the fact that the Company has only three employees, all of whom are members of the Board of Directors, and given the limited scope of the Company's operations to date, the Company has not yet adopted a code of ethics within the meaning of Item 406 of Regulation S-B, but is considering the adoption of a code of ethics in the future.

ITEM 10. EXECUTIVE COMPENSATION

         (a) The summary compensation table shown below indicates the cash or accrued compensation paid by the Company as well as other compensation paid or accrued to the Chairman and Chief Executive Officer (the Company's chief executive officer) and the other executive officers at December 31, 2003 for services rendered in all capacities during calendar years 2003, 2002 and 2001.

                                 SUMMARY COMPENSATION TABLE
                                                                Securities
                                                                Underlying
      Name and                                    Restricted   Options/SARs     All Other
 Principal Position    Year     Salary     Bonus    Awards          (#)        Compensation
 ------------------    ----    --------    -----    -------    ------------    ------------
 Drury J. Gallagher    2003    $ 45,000     -0-     900,000          -0-        $50,000(i)
 Chairman, Chief       2002    $  5,000     -0-       -0-        150,000            -0-
 Executive Officer     2001    $    -0-     -0-     100,000          -0-            -0-
 and Treasurer
 (the Company's
 Chief Executive
 Officer)

 Robert A. Garrison    2003    $ 45,000     -0-     900,000          -0-        $50,000(i)
 President, Chief      2002    $  5,000     -0-       -0-        150,000            -0-
 Operating Officer,    2001    $    -0-     -0-     100,000          -0-            -0-
 Chief Financial
 Officer and
 Secretary (the
 Company's Chief
 Financial Officer)

 Van Z. Krikorian      2003    $103,333     -0-     900,000          -0-            -0-
 Vice President and
 General Counsel
 ---------
 (i) Deferred Compensation.

         (b) Stock Options and Awards

         The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. A total of 200,000 shares remain to be issued under the 1995 Stock Option Plan as of March 31, 2004.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTIONS VALUES
                                        Value       Number of Options and       Value of In-The-Money
                          Shares       Realized    Underlying Securities at     Options\SARs At Fiscal
                         Acquired      ($) from           Year End                    Year-End
                            on         Exercise    ------------------------    ------------------------
 Name                   Exercise(#)    Options     Unexercised    Exercised    Unexercised    Exercised
 ----                   -----------    --------    -----------    ---------    -----------    ---------
 Drury J. Gallagher,         -             -         150,000          -              -            -
 Chairman, Chief
 Executive
 Officer

 Robert A. Garrison,         -             -         150,000          -              -            -
 President, Chief
 Operating
 Officer

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Set forth below is information as of December 31, 2003 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by persons known to the Company who own more than 5% of the Company's Common Stock and all directors and executive officers:

 Title of      Name and Address of           Number of
  Class        Beneficial Owner              Shares (1)     Percent of Class
 --------      ----------------             ------------    ----------------
 Common        Drury J. Gallagher           2,278,453(2)         23.3(2)
               107 Eakins Road
               Manhasset, NY 11030

 Common        Robert A. Garrison           2,100,000(3)         21.5(3)
               44 Lords Highway East
               Weston, CT 06883

 Common        NJA Investments Inc.         1,400,000            14.3
               P.O. Box 1963
               Canal Street Station
               New York, NY  10013

 Common        Van Z. Krikorian               900,000             9.2
               5 Frederick Court
               Harrison, NY 10528
                                            ---------            ----
               Total:                       6,678,453            68.3
 ---------
(1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 2003. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 2003 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(2) This amount includes 100,000 shares of common stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher and 900,000 shares of common stock as a stock award under the terms of the February 1, 2003 amended and restated four-year employment agreement.

(3) This amount includes 100,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Mr. Garrison and 900,000 shares of common stock as a stock award under the terms of the February 1, 2003 amended and restated four-year employment agreement.

         (b) As of December 31, 2003, there were no arrangements in effect which may result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION TABLE

         The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2003.

                                 Number of Securities to  Weighted average exercise    Number of securities remaining
                                 be issued upon exercise    price of outstanding     available for issuance under equity
                                 of outstanding options,    options, warrants and       compensation plans (excluding
                                   warrants and rights             rights            securities reflected in column (a))
     Plan Category                       (a) (#)                   (b)($)                          (c) (#)
     -------------               -----------------------  -------------------------  -----------------------------------
Equity compensation plans
approved by security holders(1)          500,000                    $.17                           200,000

Equity compensation plans not
approved by security holders                   0                       0                                 0
                                         -------                                                   -------

Total:                                   500,000                                                   200,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH OFFICERS

On January 3, 1997, the Board of Directors of the Company approved the transfer of 1,000,000 shares of its common stock (computed after the Reverse Split) to each of Messrs. Gallagher and Garrison in exchange for the cancellation of $100,000 in accrued salary and the cancellation of stock options and stock appreciation rights (the "SARs").

On March 15, 2000, the Company issued 1,000,000 restricted shares of its Common Stock out of its treasury to the Company's Chairman and Chief Executive Officer, Drury J. Gallagher, in payment of accrued salary of $162,500 at a price of $0.1625 per share.

On October 31, 2000 the Company granted warrants to purchase 100,000 shares of its Common Stock to each of Messrs. Gallagher and Garrison at an exercise price of $0.25 for each share of common stock of the Company subject to each warrant, which initially were to expire on October 31, 2003, but which were extended as of December 31, 2002 for an additional two years until October 31, 2005.

On October 1, 2002, Drury J. Gallagher, Global's controlling shareholder, made gifts of 100,000 shares to each of his four adult children who are over 23 years of age, and transferred an additional 50,000 shares to each of them on January 3, 2003. These transfers were exempt from registration under section 4(2) of the Act. The 600,000 shares form part of the free-trading shareholder base.

In January, 2003, Drury Gallagher, Global's controlling shareholder, made gifts of 50,000 shares to each of his seven brothers and sisters, all of whom are adults over the age of 23. These transfers were exempt from registration under section 4(2) of the Act. The 350,000 shares form part of the free-trading shareholder base.

The Company entered into four-year Employment Agreements with each of Messrs. Gallagher (its Chairman and Chief Executive Officer) and Garrison (its President and Chief Financial Officer) as of July 1, 2002. Pursuant to these agreements, the Company agreed to deliver to each of these officers 100,000 shares of its Common Stock as base compensation for each year during the four-year term, subject to an adjustment each year, as determined by the Board of Directors (i) in an amount equal to the increase in the consumer price index or (ii) up to 10% of the then base compensation. In addition, each officer was entitled to annual bonus compensation under any bonus plan as determined by the Board of Directors. On October 31, 2002, the Company issued 100,000 shares of its Common Stock as compensation to each officer for the year ended December 31, 2002. The Company entered into Amended and Restated Employment Agreements with Messrs. Gallagher and Garrison dated as of February 1, 2003 that modified the existing four-year Employment Agreements and entered into an initial employment contract with Mr. Krikorian (its Vice President and General Counsel) as of June 1, 2003 terminating on June 30, 2006. Each Amended and Restated Employment Agreement provides for base compensation of $100,000 per year (subject to payment as cash flow permits), and the granting of 900,000 shares as a stock award subject to a substantial risk of forfeiture if either terminates his employment with the Company (other than by death or disability) over the term of the agreement, and which is to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors.

The Company issued the 900,000 shares on February 21, 2003 to Messrs. Gallagher and Garrison and on June 1, 2003 to Mr. Krikorian at the fair market value of $0.25 per share as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the year ended December 31, 2003 is $158,333.

The amount of total unearned compensation amortized for the year ended December 31, 2003 is $165,803.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements.

         The following documents are filed as part of this report: Financial Statements of the Company, including reports of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2003 and December 31, 2002.

2. Exhibits.

3.1      Certificate of Incorporation, as amended.* (1)

3.2      By Laws*(1)

3.3 Certificate of Renewal and Revival of Certification of Incorporation dated as of January 23, 2003**

4.1 Promissory Note of the Registrant dated December 1, 1995 in the principal amount of $100,000 *(2)

4.2 Promissory Note of the Registrant dated as of December 1, 1995 in the principal amount of $100,000 *(2)

4.3 Promissory Note of Global Gold Armenia Limited dated as December 1, 1995 in the principal amount of $802,740 *(2)

4.4 Promissory Note of Global Gold Georgia Limited dated as of December 1, 1995 in the principal amount of $47,260 *(2)

4.5 Debenture of Global Gold Armenia Limited issued to First Dynasty Mines Ltd. dated February 3, 1997, including Guarantee thereof by the Registrant *(3)

10.1     Certificate of Merger between the Registrant and Everest Petroleum Inc.
         *(1)

10.2     Agreement of Merger between the Registrant and Everest Petroleum
         Inc.*(1)

10.3 Asset Purchase Agreement between the Registrant and Eyre Resources N.L. dated as of June 30, 1995 *(1)

10.4     Form of 1995 Stock Option Plan + *(1)

10.5 Letter Agreement between Registrant, Eyre Resources N.L. and Robert A. Garrison + *(1)

10.6 Employment Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 1995 + *(2)

10.7 Employment Agreement between the Registrant and Robert A. Garrison dated as of July 1, 1995 + *(2)

10.8 Employment Agreement between Autosport (Asia) Pte. Ltd. and Robert A. Garrison dated as of July 1, 1996 +*(2)

10.9 Stock Option Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 1995 with respect to the grant of 1,000,000 shares of the Company's Common Stock +*(2)

10.10 Stock Option Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 1995 with respect to the grant of 487,500 shares of the Company's Common Stock + *(2)

10.11 Stock Option Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 1995 with respect to the grant of 12,500 shares of the Company's Common Stock +*(2)

10.12 Stock Option Agreement between the Registrant and Robert A. Garrison dated as of July 1, 1995 with respect to the grant of 487,500 shares of the Company's Common Stock +*(2)

10.13 Stock Option Agreement between the Registrant and Robert A. Garrison dated as of July 1, 1995 with respect to the grant of 12,500 shares of the Company's Common Stock +*(2)

10.14 Stock Appreciation Rights Agreement between the Registrant and Drury J. Gallagher dated July 21, 1995 +*(2)

10.15    Stock Appreciation Rights Agreement between the Registrant and Robert
         A. Garrison dated July 21, 1995 + *(2)

10.16 Assignment and Assumption Agreement between Eyre Resources N.L. and Global Gold Armenia Limited dated December 1, 1995 *(2)

10.17 Assignment and Assumption Agreement between Eyre Resources N.L. and Global Gold Georgia Limited dated December 1, 1995 *(2)

10.18 Assignment and Assumption Agreement between Eyre Resources N.L. and Global Gold Australia Limited dated December 1, 1995 *(2)

10.19 Stockholders Agreement by and among the Registrant, Eyre Resources N.L., the Parry Beaumont Trust, Drury J. Gallagher, Francis A. Hayman, John Hayman, Howard G. Seitz and George L. Ryan dated December 1, 1995 *(2)

10.20 Guarantee and Indemnification Agreement of the Registrant dated December 1, 1995 *(2)

10.21 Warrant Agreement to purchase 20,000 shares of the Registrant's Common Stock dated December 1, 1995 issued to David Steadly *(2)

10.22 Warrant Agreement to purchase 20,000 shares of the Registrant's Common Stock dated December 1, 1995 issued to Karekin Arzoomanian *(2)

10.23 Form of Warrant Agreement issued to 20 purchasers of the Registrant's 10% Convertible Notes pursuant to the Confidential Private Placement Memorandum dated May 17, 1995, as amended *(2)

10.24 Restructuring Agreement dated as of December 1, 1995 by and among the Registrant, Global Gold Armenia Ltd., Global Gold Georgia Ltd., Global Gold Australia Ltd., Eyre Resources N.L., and the Parry- Beaumont Trust *(2)

10.25 Amended Employment Agreement between the Registrant and Robert A. Garrison dated as of April 11, 1996 *(2)

10.26 Agreement No. 1 by and between the Registrant, London & International Mercantile Limited and HCL Communications Ltd. *(3)

10.27 Agreement No. 2 by and between the Registrant, London & International Mercantile Limited and HCL Communications Ltd. *(3)

10.28 Warrant Agreements to purchase 2,000,000 shares of the Registrant's Common Stock issued to London & International Mercantile Limited and HCL Communications Ltd. under Agreement No. 1 with such party. *(3)

10.29 Warrant Agreements to purchase 2,000,000 shares of the Registrant's Common Stock issued to London & International Mercantile Limited and HCL Communications Ltd. under Agreement No. 2 with such party. *(3)

10.30 Assignment and Assumption Agreement between the Registrant and Global Gold Armenia Limited dated as of July 30, 1996. *(3)

10.31 Stock Option Agreement between the Registrant and Drury J. Gallagher dated as of July 19, 1996, as amended on November 4, 1996 + *(3)

10.32 Stock Option Agreement between the Registrant and Robert A. Garrison dated as of July 19, 1996, as amended on November 4, 1996 + *(3)

10.33 Restructuring Agreement dated December 4, 1996 by and among the Registrant, Eyre Resources N.L. and the Parry-Beaumont Trust *(3)

10.34 Certificate of Amendment to the Certificate of Incorporation of the Registrant filed with the Delaware Secretary of State on December 31, 1996 *(3)

10.35 Unanimous Written Consent of the Board of Directors of the Registrant dated as of January 3, 1997, approving the transfer of 1,000,000 shares of the Registrant's Common Stock to each of Drury J. Gallagher and Robert A. Garrison+ *(3)

10.36 Letter Agreement by and among the Registrant, Global Gold Armenia Limited and First Dynasty Mines Ltd.*(3)

10.37 Global Gold Armenia Limited Charge Over Shares issued to First Dynasty Mines Ltd. dated February 3, 1997 *(3)

10.38 Form of Amendments No. 2, 3 and 4 to Warrant Agreement issued to the purchasers of the Registrant's 10% Convertible Notes pursuant to the Confidential Private Placement Memorandum dated May 17, 1995, as amended *(3)

10.39 Definitive Agreement by and among the Registrant, Global Gold Armenia Limited and First Dynasty Mines Ltd. dated as of May 13, 1997 *(3)

10.40 First Amendment to the Definitive Agreement by and among the Registrant, Global Gold Armenia Limited and First Dynasty Mines Ltd. dated as of October 10, 1997 *(4)

10.41 Restated Employment Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 1997 + *(4)

10.42 Restated Debenture of Global Gold Armenia Limited issued to First Dynasty Mines Ltd. dated October 3, 1997, including Guarantee thereof issued by the Registrant *(4)

10.43 Form of Amendment No. 5 to Warrant Agreement issued to the purchasers of the Registrant's 10% Convertible Notes pursuant to the Confidential Private Placement Memorandum dated May 17, 1995, as amended *(4)

10.44 Letter Agreement dated July 24, 1998 between Global Gold Corporation, First Dynasty Mines Ltd. and Global Gold Armenia Ltd. and Robert A. Garrison +*(5)

10.45 Release dated as of August 31, 1998 given to Global Gold Corporation with respect to its guaranty of Debenture of Global Gold Armenia Limited and the Change Over Shares issued to First Dynasty Mines Ltd.*
         (5)

10.46 Share Transfer Certificate with respect to the transfer of shares of shares of First Dynasty Mines Armenia Limited (formerly known as Global Gold Armenia Limited) to First Dynasty Mines (USA) LLC dated August 31, 1998* (5)

10.47    Joint Acknowledgement by First Dynasty Mines Armenia Limited and Robert
         A. Garrison dated August 31, 1998+* (5)

10.48 Joint Acknowledgement between First Dynasty Mines Ltd., First Dynasty Mines Armenia Limited and First Dynasty Mines (USA) LLC and the Registrant dated August 31, 1998 terminating all rights under the Shareholders Agreement between the parties* (5)

10.49 Special Warrants to purchase 4,000,000 shares of common stock of First Dynasty Mines Ltd. issued to the Registrant* (5)

10.50 Special Warrants to purchase 500,000 shares of common stock of First Dynasty Mines Ltd. issued to the Registrant* (5)

10.51 Special Trust Indenture dated as of August 31, 1998 between first Dynasty Mines Ltd. and CIBC Mellon Trust Company providing for the issue of special warrants to purchase common stock of First Dynasty Mines Ltd. issued to the Registrant and Robert A. Garrison* (5)

10.52 Form Amendment No. 6 to Warrant Agreement issued to the purchasers of the Registrant's 10% Convertible Notes pursuant to the Confidential Private Placement Memorandum dated May 17, 1995, as amended*(6)

10.53 Employment Agreement between the Registrant and Drury J. Gallagher dated as of July 1, 2002.*+

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

10.63 Agreement with Analytix Capital to provide advisory services and assist the Company in securing corporate and project financing dated May 1, 2003.

21       Subsidiaries of the Registrant

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1     Certification of Chief Executive Officer

32.2     Certification of Chief Financial Officer

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

** Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSM filed for the fiscal year ended December 31, 2002.

+        Management contract or compensation plan or arrangement

(c)      Current Reports on Form 8-K

A Form 8-K was filed on September 18, 2003 for a change in Registrant's Certifying Accountant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's principal independent accountants for the year ended December 31, 2003 were Marcum & Kliegman LLP and for the year ended December 31, 2002 the Company's principal independent accountants were Grassi and Co., CPAs, P.C. Fees paid to these firms in 2003 and 2002 were as follows:


                                              2003           2002
                                              ----           ----

         Audit Fees ....................   $  51,000       $ 21,125

         Audit-related .................           0              0

         Tax fees ......................           0          1,250

         All other fees ................   $       0      $       0
                                           ---------      ---------
         Total .........................   $  51,000      $  22,375


The Company's entire Board of Directors functions as the Audit Committee of the Board. The engagement of Marcum & Kliegman LLP was approved by the Board.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL GOLD CORPORATION
                                             (Registrant)




Dated:   April 30, 2004                 By: /s/Drury J. Gallagher
                                            ---------------------
                                            Drury J. Gallagher,
                                            Chairman, Chief Executive Officer
                                            and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                           Title                         Date
         ----                           -----                         ----

 /s/Drury J. Gallagher     CHAIRMAN, CHIEF EXECUTIVE OFFICER,     April 30, 2004
 ---------------------     TREASURER AND DIRECTOR (PRINCIPAL
 DRURY J. GALLAGHER        EXECUTIVE AND FINANCIAL OFFICER)



 /s/Robert A. Garrison     PRESIDENT, CHIEF OPERATING OFFICER,    April 30, 2004
 ---------------------     CHIEF FINANCIAL OFFICER, SECRETARY
 ROBERT A. GARRISON        AND DIRECTOR



 /s/Van Z. Krikorian       VICE PRESIDENT, GENERAL COUNSEL        April 30, 2004
 -------------------       AND DIRECTOR
 VAN Z. KRIKORIAN

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS


                                                                            Page

Independent Auditors' Reports - for the Year Ended December 31, 2003 ........F-1

Independent Auditors' Reports - for the Year Ended December 31, 2002 ........F-2

Consolidated Balance Sheet - as of December 31, 2003 ........................F-3

Consolidated Statements of Operations - for the years ended
December 31, 2003 and 2002 and the development
stage period January 1, 1995 through December 31, 2003 ......................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
- for the years ended December 31, 2003 and 2002 and the development stage period January 1, 1995 through December 31, 2003 ......................F-5

Consolidated Statements of Cash Flows - for the years ended
December 31, 2003 and 2002 and the development stage
period January 1, 1995 through December 31, 2003 ............................F-6


Notes to Financial Statements .......................................F-8 to F-21

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Global Gold Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (a development stage enterprise) as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the period from January 1, 1995 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The consolidated financial statements of the Company for the period from January 1, 1995 to December 31, 2002 were audited by other auditors whose report, dated March 31, 2003, expressed an unqualified opinion on those statements and included and explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from January 1, 1995 to December 31, 2002 reflect a development stage net loss of $1,899,837 of the total development stage net loss of $2,516,657. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Gold Corporation and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended and for the period from January 1, 1995 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Marcum & Kliegman LLP

April 22, 2004
New York, New York

                          INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Global Gold Corporation

We have audited the accompanying statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows of Global Gold Corporation (a development stage enterprise), for the year ended December 31, 2002 and for the period from January 1, 1995 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The cumulative statements of operations, changes in stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the period January 1, 1995 to December 31, 2002 include amounts for the period January 1, 1995 to December 31, 2001 and for each of the years in the seven-year period ended December 31, 2001, which were audited by other auditors whose reports included explanatory paragraphs describing conditions that raised substantial doubt about the Company's ability to continue as a going concern. Our opinion, insofar as it relates to the amounts included for the period January 1, 1995 though December 31, 2001, is based solely on the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Global Gold Corporation for the year ended December 31, 2002 and for the period from January 1, 1995 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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


GRASSI & CO., CPAS, P.C.

Lake Success, New York
March 31, 2003

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003



                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents .....................................   $   147,247
  Investment in securities available for sale ...................        57,260
                                                                    -----------

      TOTAL CURRENT ASSETS ......................................       204,507

  Mine acquisition costs ........................................       372,774
                                                                    -----------

                                                                    $   577,281
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses .........................   $   175,538
  Due to related parties ........................................       139,795
                                                                    -----------
      TOTAL CURRENT LIABILITIES .................................       315,333
                                                                    -----------

STOCKHLDERS' EQUITY:
  Common stock $0.001 par value, 100,000,000 shares authorized
    9,558,134 shares issued and outstanding .....................         9,558
  Additional paid-in capital ....................................     6,177,265
  Deferred compensation .........................................      (531,698)
  Accumulated deficit ...........................................    (2,907,648)
  Deficit accumulated during the development stage ..............    (2,516,657)
  Accumulated other comprehensive income ........................        31,128
                                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY ................................       261,948
                                                                    -----------

                                                                    $   577,281
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                           GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           Cumulative Amount
                                                                                                        from the Inception of
                                                                         For the years ended               Development Stage
                                                                             December 31,                  (January 1, 1995)
                                                                   ------------------------------               through
                                                                      2003                 2002            December 31, 2003
                                                                   ---------            ---------       ---------------------
REVENUES                                                           $       -            $       -             $         -

EXPENSES:
  Selling, general and administrative .......................        457,952               39,774               1,820,749
  Mines exploration costs ...................................        159,888                    -                 159,888
  Legal fees ................................................         36,380               24,958                 692,633
  Write-off investment in Georgia mining interest ...........              -                    -                 135,723
  Gain on sale of interest in Global Gold Armenia ...........              -                    -                (268,874)
  Gain on sale of interest in Sterlite Gold Ltd. ............        (37,400)              (4,619)                (42,019)
  Miscellaneous .............................................              -                    -                  18,557
                                                                   ---------            ---------             -----------

      TOTAL EXPENSES ........................................        616,820               60,113               2,516,657
                                                                   ---------            ---------             -----------

NET LOSS ....................................................      $(616,820)           $ (60,113)            $(2,516,657)
                                                                   =========            =========             ===========

NET LOSS PER SHARE  - BASIC AND DILUTED .....................      $   (0.08)           $   (0.01)
                                                                   =========            =========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED .....      7,979,202            4,404,641
                                                                   =========            =========

                    The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-4

                                              GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

                                                                                                   Accumu-
                                                                                                    lated
                                                                  Deficit                           Other      Total
                                                                Accumulated                        Compen-     Stock-      Compre-
                                                    Additional  during the             Deferred     sation    holders'     hensive
                                 Common Stock        Paid-in    Development  Treasury   Compen-     Income     Equity      Income
                               Share      Amount     Capital       Stage      Stock     sation      (Loss)    (Deficit)    /(Loss)
                             ----------  --------  -----------  -----------  --------  ---------  ---------  -----------  ---------
Balance from February 21,
 1980 to December 31, 1994
 (Note 1) ...................   898,074  $ 89,807  $ 3,147,693  $(2,907,648) $      -  $       -  $       -  $   329,852  $       -

  Adjustment for the
   restatement of par value .         -   (88,909)      88,909            -         -          -          -            -          -
  Issuance of stock for
   acquisition of Eyre
   Resources, N.L ........... 1,000,000     1,000      849,000            -         -          -          -      850,000          -
  Proceeds received from
   private placement ........   200,000       200      421,373            -         -          -          -      421,573          -
  Net loss ..................         -         -            -     (361,345)        -          -          -     (361,345)         -
                             ----------  --------  -----------  -----------  --------  ---------  ---------  -----------  ---------

Balance at December 31, 1995  2,098,074     2,098    4,506,975   (3,268,993)        -          -          -    1,240,080          -

  Warrants exercised ........        40         -          100            -         -          -          -          100          -
  Net loss ..................         -         -            -     (668,577)        -          -          -     (668,577)         -
                             ----------  --------  -----------  -----------  --------  ---------  ---------  -----------  ---------

Balance at December 31, 1996  2,098,114     2,098    4,507,075   (3,937,570)        -          -          -      571,603          -

  Issuance of common stock .. 2,250,000     2,250      222,750            -         -          -          -      225,000          -
  Net loss ..................         -         -            -     (690,747)        -          -          -     (690,747)         -
                             ----------  --------  -----------  -----------  --------  ---------  ---------  -----------  ---------

Balance at December 31, 1997  4,348,114     4,348    4,729,825   (4,628,317)        -          -          -      105,856          -

  Net income ................         -         -            -       34,944         -          -          -       34,944          -
                             ----------  --------  -----------  -----------  --------  ---------  ---------  -----------  ---------

Balance at December 31, 1998  4,348,114     4,348    4,729,825   (4,593,373)        -          -          -      140,800          -

  Purchase of treasury stock          -         -            -            -   (60,000)         -          -      (60,000)         -
  Unrealized loss on
   investment ...............         -         -            -            -         -          -    (16,000)     (16,000)   (16,000)
  Net income ................         -         -            -      (93,826)        -          -          -      (93,826)   (93,826)
                             ----------  --------  -----------  -----------  --------  ---------  ---------  -----------  ---------

Balance at December 31, 1999  4,348,114     4,348    4,729,825   (4,687,199)  (60,000)         -    (16,000)     (29,026)  (109,826)
                                                                                                                          =========

  Issuance of common stock in
   connection with settlement    20,000        20        1,980            -         -          -          -        2,000          -
  Cancellation of treasury
   stock ....................(1,000,000)   (1,000)     (59,000)           -    60,000          -          -            -          -
  Settlement of accrued
   salary ................... 1,000,000     1,000      161,500            -         -          -          -      162,500          -
  Sale of warrants ..........         -         -          650            -         -          -          -          650          -
  Unrealized loss on
   investment ...............         -         -            -            -         -          -    (90,000)     (90,000)   (90,000)
  Net loss ..................         -         -            -      (33,341)        -          -          -      (33,341)   (33,341)
                             ----------  --------  -----------  -----------  --------  ---------  ---------  -----------  ---------

Balance at December 31, 2000  4,368,114     4,368    4,834,955   (4,720,540)        -          -   (106,000)      12,783   (123,341)
                                                                                                                          =========

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                F-5

                                              GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)



                                                                  Deficit
                                                                Accumulated              Accumulated                      Compre-
                                                    Additional  during the    Deferred      Other           Total         hensive
                                  Common Stock       Paid-in    Development    Compen-   Compensation    Stockholders'    Income
                               Share      Amount     Capital       Stage       sation    Income (Loss)  Equity (Deficit)  /(Loss)
                             ----------  --------  -----------  -----------   ---------  -------------  ---------------- ---------
Balance at December 31, 2000  4,368,114     4,368    4,834,955   (4,720,540)          -     (106,000)          12,763            -
Net loss ....................         -         -            -      (26,832)          -            -          (26,832)     (26,832)
Unrealized gain on investment         -         -            -            -           -      (15,000)         (15,000)     (15,000)
                              ---------   -------   ----------  -----------   ---------     --------       ----------    ---------

Balance at December 31, 2001  4,368,114     4,368    4,834,955   (4,747,372)          -     (121,000)         (29,949)     (41,832)

Issuance of common stock for
compensation ................   200,000       200        9,800            -           -            -           10,000            -
Net loss ....................         -         -            -      (60,113)          -            -          (60,113)     (60,113)
Unrealized gain on investment         -         -            -            -           -      247,406          247,406      247,406
                              ---------   -------   ----------  -----------   ---------     --------       ----------    ---------

Balance at December 31, 2002  4,568,114     4,568    4,844,755   (4,807,485)          -      126,406          168,244      187,293

Issuance of common stock for
 Cash:
  at $0.25 per share, January   350,000       350       87,150            -           -            -           87,500            -
  at $0.25 per share, July .. 1,000,000     1,000      231,500            -           -            -          232,500            -
  at $0.50 per share, October   100,000       100       46,400            -           -            -           46,500            -
  at 0.50 per share, October    400,000       400      185,600            -           -            -          186,000            -
Issuance of common stock for
 compensation:
  at $0.25 per share,
   February ................. 1,800,000     1,800      448,200            -    (450,000)           -                -            -
  at $0.25 per share, June ..   900,000       900      224,100            -    (225,000)           -                -            -
  at $0.25 per share,
   December .................    90,000        90       22,410            -     (22,500)           -                -            -
Amortization of deferred
 compensation ...............         -         -            -            -     165,802            -          165,802            -
Issuance of common stock for
 services:
  at $0.25 per share, January   500,000       500      124,500            -    (100,000)           -           25,000            -
  at $0.25 per share, April     250,000       250       62,250            -           -            -           62,500            -
  Shares cancelled in
   September, which were
   issued in January ........  (500,000)     (500)    (124,500)           -     100,000            -          (25,000)           -
Shares issued at $0.25 per
 share for accounts payable
 in April ...................   100,000       100       24,900            -           -            -           25,000            -
Fractional share adjustment .        20         -            -            -           -            -                -            -
Unrealized gain on investment         -         -            -            -           -      (95,278)         (95,278)     (95,278)
Net Loss ....................         -         -            -     (616,820)          -            -         (616,820)    (616,820)
                              ---------   -------   ----------  -----------   ---------     --------       ----------    ---------

Balance at December 31, 2003  9,558,134   $ 9,558   $6,177,265  $(5,424,305)  $(531,698)    $ 31,128       $  261,948    $(712,098)

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-6

                                           GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                                                 (A Development Stage Company)
                                                                                                           Cumulative Amount
                                                                                                        from the Inception of
                                                                         For the years ended               Development Stage
                                                                             December 31,                  (January 1, 1995)
                                                                   ------------------------------               through
                                                                      2003                 2002            December 31, 2003
                                                                   ---------            ---------       ---------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ....................................................      $(616,820)            $(60,113)            $(2,516,657)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Provision for bad debts ...................................             --                   --                 325,000
  Amortization of deferred compensation .....................        165,802                   --                 165,802
  Gain on sale of Armenia mining interests ..................             --                   --                (268,874)
  Write-off of mining investment in Georgia .................             --                   --                 135,723
  Gain on sale of investment in common stock of
     Sterlite Gold Ltd. .....................................        (37,400)              (4,619)                (42,019)
  Non-cash expenses related to issuance of common stock .....             --               10,000                 174,500
Changes in assets and liabilities:
  Organization costs ........................................             --                   --                  (9,601)
  Accounts receivable and deposits ..........................             --                   --                    (154)
  Accounts payable and accrued expenses .....................         67,627               23,573                 292,232
                                                                   ---------             --------             -----------
NET CASH USED IN OPERATING ACTIVITIES .......................       (420,791)             (31,159)             (1,744,048)
                                                                   ---------             --------             -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Armenia mining interests ............             --                   --               1,891,155
  Proceeds from sale of investment in Sterlite Gold Ltd.
     Common stock ...........................................        161,536               50,351                 211,887
  Investment in certain mining interests - net of financing .             --                   --                (153,494)
  Payment of mine acquisition costs .........................       (229,645)             (53,502)             (1,162,005)
                                                                   ---------             --------             -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........        (68,109)              (3,151)                787,543
                                                                   ---------             --------             -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement offering ..............        577,500               28,214                 999,073
  Repurchase of common stock ................................        (25,000)                  --                 (25,000)
  Advances from related parties .............................         75,863                                      117,577
  Sale of warrants ..........................................             --                   --                     650
  Warrants exercised ........................................             --                   --                     100
                                                                   ---------             --------             -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .............        628,363               28,214               1,092,400
                                                                   ---------             --------             -----------
NET INCREASE (DECREASE) IN CASH .............................        139,463               (6,096)                135,895
CASH AND CASH EQUIVALENTS - beginning of period .............          7,784               13,880                  11,352
                                                                   ---------             --------             -----------
CASH AND CASH EQUIVALENTS - end of period ...................      $ 147,247             $  7,784             $   147,247
                                                                   =========             ========             ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid .........................................      $      --             $     --             $     2,683
                                                                   =========             ========             ===========
  Interest paid .............................................      $      --             $     --             $    15,422
                                                                   =========             ========             ===========
Noncash Transactions
  Stock issued for deferred compensation ....................      $ 697,500             $     --             $   697,500
                                                                   =========             ========             ===========
  Unpaid mine acquisition costs .............................      $  36,877             $     --             $    60,447
                                                                   =========             ========             ===========
  Stocks and warrants issued for services ...................      $  76,000             $     --             $    76,000
                                                                   =========             ========             ===========
Shares issued in payment of accounts payable ................      $  25,000             $     --             $    25,000
                                                                   =========             ========             ===========

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                              F-7

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003 AND 2002

1. ORGANIZATION AND BUSINESS

   Global Gold Corporation (the "Company") was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. As part of the plan to acquire the mining interests and raise venture capital, the Company increased the number of shares authorized to be issued from ten million to one hundred million, and commenced a private placement offering to raise $500,000.

   On January 24, 2003, the Company incorporated Global Gold Oro LLC and Global Gold Plata LLC, as wholly owned subsidiaries, in the State of Delaware. The companies were formed to be equal joint owners of a Chilean Limited Liability Company, not formed as of March 31, 2004, for the purpose of owning the Santa Candelaria Project. Neither company had any assets or liabilities as of December 31, 2003.

   On August 18, 2003, the Company incorporated Global Gold Armenia LLC and Global Gold Mining LLC, as wholly owned subsidiaries, in the State of Delaware. Global Gold Mining LLC was formed to own Global Gold Armenia LLC, which will eventually own the assets of SHA LLC and SIPAN I LLC of Hankavan (SHA LLC) and Lichvaz-Tei and Terterasar (SIPAN I LLC). Neither company had any assets or liabilities as of December 31, 2003.

   The accompanying financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2003.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Basis of Presentation - These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues (other than interest income and the proceeds from the sale of an interest in an Armenian mining venture, and the sale of common stock of marketable securities received as consideration, therewith) while incurring costs in excess of $2,500,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operations. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from the Chilean or Armenian mining interests acquired by it or other future projects or from its investment in marketable securities. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

   d. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive. As of December 31, 2003, the Company's outstanding options and warrants were 300,000 and 345,000, respectively.

   e. Stock Based Compensation - At December 31, 2003, the Company had three stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                   For the years ended
                                                       December 31,
                                                   -------------------
                                                   2003           2002
                                                   ----           ----

      Net loss as Reported ...................  $  (616,820)  $   (60,113)
      Add: Stock-based employee compensation
       expense included in reported net
       income, net of related tax effect .....            -             -
      Deduct: Total stock-based compensation
       expense determined under fair
       value-based method for all
       awards, net of related tax effect .....        6,545         3,273
      Pro Forma Net Loss .....................  $  (623,365)  $   (63,386)
                                                ===========   ===========
      Basic and diluted net loss  per share
       as reported ...........................  $     (0.08)  $     (0.09)
                                                ===========   ===========
      Basic and diluted pro forma net loss
       per share .............................  $     (0.08)  $     (0.09)
                                                ===========   ===========
                                                  7,979,202     4,404,641
                                                ===========   ===========

      The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                     2003        2002
                                                    ------      ------
         Expected Life (Years) .................       3          2.5
         Interest Rate .........................     5.70%       5.70%
         Annual Rate of Dividends ..............       0%          0%
         Volatility ............................     100%        100%

   f. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those due to investments by stockholders, changes in paid-in capital and distribution to owners.

      The following table summarizes the computations reconciliation net loss to comprehensive income (loss) for the year s ended December 31, 2003 and 2002.

                                                                     Year Ending December 31,
                                                      ------------------------------------------------------
                                                                2003                         2002
                                                      --------------------------   -------------------------
      Net loss ....................................                 $  (616,820)                 $   (60,113)

      Other comprehensive income, net of tax:
        Unrealized gain or (loss) arising
        during the year ...........................   $   (57,878)                 $  252,025

        Less: reclassification adjustement for
          (gains) or loss included in net income ..       (37,400)                     (4,619)
                                                      -----------                  ----------
                                                                        (95,278)                     247,406
                                                                    -----------                  -----------
      Other comprehensive income (loss), net of tax                     (95,278)                     247,406
                                                                    ===========                  ===========
      Comprehensive income (loss) .................                 $  (712,098)                 $   187,293
                                                                    ===========                  ===========

   g. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109"). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

   h. Investment in Marketable Securities - The Company's investment in available for sale securities consists of certain equity securities not classified as trading securities nor as securities to be held to-maturity. Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Declines in fair value on individual available for sale securities below their cost that are other than temporary would result in the write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

   i. Mine Acquisition Costs - The Company has made option payments and incurred fees and commissions in connection with their acquisition of mining properties which are located in Armenia and Chile. These payment and charges are recorded on the balance sheet as deferred costs. Upon completion of these acquisitions, the Company will reclassify such deferred costs as fixed assets. Depletion of capitalized deferred costs will be on units of production basis.

   j. Exploration Costs - The Company expenses all exploration costs as incurred.

   k. Certain amounts in the prior period financial statements have been reclassified to conform to the current year's presentation.

   l. New Accounting Standards:

      In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirement of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The Company's adoption of the recognition requirements of FIN No. 45 did not have any effect on its consolidated financial position or results of operations.

      In January 2003 and revised in December 2003, FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2004. The adoption of FIN 46 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

      In May 2003, the FASB issued SFAS No. 150,' Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 became effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have any impact on the Company's consolidated results of operations, financial position or cash flows.

      Emerging Issue Task Force ("EITF") No. 04-3 "Mining Assets - Impairment and Business Combinations" sets the standard for mining companies to include value attributable to value beyond proven and probable reserves ("VBPP") and anticipated fluctuations in the future market price of minerals in their consideration when an entity allocates the purchase price of a business combination to mining assets and when an entity performs the cash flow analysis used to test mining assets for impairment under SFAS No. 144 "Accounting for the Impairment or Disposal of Long-live Assets". The implementation of this new standard is not expected to have a material effect on the Company's financial statements.

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

6. INVESTMENT IN SECURITIES AVAILABLE FOR SALE

   The Company, Global Gold Armenia ("GGA"), a Cayman Island Company, and Sterlite entered into a preliminary agreement dated January 27, 1997, whereby Sterlite agreed to advance funds in stages necessary for the development of the Armenian mining projects.

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

   The Company has determined that the Sterlite shares are marketable securities which has been classified as available for sale. Unrealized gains or losses on these securities are added to or deducted from stockholders equity as accumulated other comprehensive gain or loss.

   During the year ended December 31, 2003, the Company sold 1,900,000 shares of Sterlite for $161,537 and recorded a gain of $37,400. During the year ended December 31, 2002, the Company sold 700,000 shares of Sterlite for $50,351 and recorded a gain of $4,619.

   As of December 31, 2003 the Company owned 400,000 shares of Sterlite valued at $57,260. In addition, the Company has recorded an unrealized gain of $31,128 on these marketable securities, included in the Company's statements of changes in stockholders' equity (deficit).

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

7. DUE TO RELATED PARTIES

   Due to related parties of $139,795 represents accrued salaries due to officers/stockholders of the Company.

8. PRIVATE PLACEMENT MEMORANDUM

   a. Pursuant to a Confidential Private Placement Memorandum dated May 17, 1995, as amended (the "1995 Offering"), the Company issued $500,000 of 10% Convertible Notes due December 31, 1996. Expenses in connection with the Offering were $78,427. Each $1,000 Convertible Note, entitled the holder to 400 shares of common stock and warrants to purchase 800 shares of common stock at an adjusted exercise price of $.50 per share at any time before December 31, 1998. The exercise price was subsequently reduced to $.125 per share to reflect the current market valuation as determined by management and the exercise date was extended to December 31, 1999. The exercise date was further extended to December 31, 2000 at which time the warrants expired.

      In accordance with the Offering, interest was not payable on the Convertible Notes so long as they were converted to equity within a specified time frame. After the December 1, 1995 Eyre closing, the entire $500,000 of Convertible Notes were exchanged for 200,000 shares of Common Stock, as computed after the Reverse Split (see Note 11).

   b. Pursuant to a Confidential Private Placement Memorandum dated July 5, 2003 the Company offered to sell up to 2,000,000 shares of its common stock at a price of $0.25 per share. The Company sold the 1,000,000 shares of its common stock at a price of $0.25 per share and raised total proceeds of $250,000 less a commission of $17,500 paid to Analytix Capital.

   c. Pursuant to a Confidential Private Placement Memorandum dated September 10, 2003 the Company offered up to a maximum of 8,000,000 shares of its common stock at a purchase price of $.50 per share.

      In September, October and November the Company sold 500,000 shares of its common stock at a price of $0.50 and raised total proceeds of $250,000 less a commission of $17,500 paid to Analytix Capital.

      In addition Analytix Capital received warrants from a combination of both transactions to purchase 15,000 shares of the Company's common stock at a purchase price of $0.10 per share at anytime before December 15, 2005.

      The Company will redeem the warrants upon 30 days notice at a price of $0.90 per share if Analytix exercises the right to redemption after December 1, 2005 and before December 15, 2005 and the common stock has not traded at a market price of $1.00 or more at any time prior to the delivery of the notice to redeem by Analytix. The Company has recorded a liability of $13,500 pertaining to this transaction, which is included in accounts payable.

9. OFFICERS' COMPENSATION, INCENTIVE STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

   Management currently consists of three individuals: the Chairman, Chief Executive Officer and Treasurer of the Company (the "Chairman") who has been a stockholder since 1981 and was previously the Company's President, the current President of the Company (the "President") who was hired in April 1995 to oversee mining and related financing activities and the Vice President who was hired in 2003 as general counsel.

   In March 2000, the Company paid the Chairman accrued salary and expenses advanced from prior years of $162,500 by issuing 1,000,000 shares of its common stock out of its Treasury shares.

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

   The Company, on February 1, 2003, entered into Amended and Restated Employment Agreements with both the Chairman and President that modified the existing four-year Employment Agreements that commenced on July 1, 2002. Each Amended and Restated Employment Agreement provides for base compensation of $100,000 per year (subject to payment as cash flow permits) and the grant of 900,000 shares as a stock award subject to a substantial risk of forfeiture if either terminates their employment with the Company (other than by death or disability) over the 41-month term of the agreement. On February 21, 2003, the Company issued the 900,000 shares to both officers of the Company. The Company, on June 1, 2003 entered into an Employment Agreement with the Vice President and general counsel which provides for base compensation of $100,000 per year and the grant of 900,000 shares as a stock award subject to substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 37-month term of the Agreement. On June 1, 2003 the Company issued the 900,000 shares. These shares are to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the year ended December 31, 2003 is $158,333.

   The amount of total deferred compensation amortized for the year ended December 31, 2003 is $165,802.

10. INCOME TAXES

    The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2003, the Company had net deferred tax assets of $903,000. The Company has provided a valuation allowance, which increased during 2003 by $237,000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

    The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2003.

         Net operating loss carryforward ..............      $ 903,000
         Valuation allowance ..........................       (903,000)
                                                             ---------
         Net deferred tax asset recorded ..............      $       -
                                                             =========

    The provision for income taxes for year ended December 31, 2003 and 2002 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                          2003        2002
                                                        ---------   --------

         Income tax benefit computed at statutory rate  $(210,000)  $(15,000)
         State tax benefit - net .....................    (27,000)         -
         Increase in valuation allowance .............    237,000     15,000
                                                        ---------   --------
         Provision for income taxes ..................  $       -   $      -
                                                        =========   ========

    The Company has net operating loss carry forwards for tax purposes of approximately $2,412,000 at December 31, 2003 expiring at various dates from 2004 to 2023. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

11. STOCKHOLDERS' EQUITY (DEFICIT)

    Reverse stock split - The Company filed a Certificate of Amendment to the Certificate of Incorporation with respect to a 1 for 10 reverse split with the Delaware Secretary of State on December 31, 1996. Such step was taken by the written consent of the holders of a majority of the Company's issued and outstanding shares of common stock.

    Treasury stock - As part of the settlement with Eyre and the Parry-Beaumont Trust (Note 3), 1,000,000 shares of Sterlite common stock, owned by the Company with a market value of $60,000 as of October 13, 1999, were exchanged for 1,000,000 shares of the Company's common shares, of which 600,000 shares were held by Eyre and 400,000 shares were held by the Parry-Beaumont Trust. Upon exchange the Company classified their shares as treasury stock.

    On March 15, 2000, the Company issued 1,000,000 restricted shares of its common stock out of its treasury to the Company's Chairman and Chief Executive Officer, Drury Gallagher, for accrued salary and expenses advanced of $162,500 or $0.1625 per share.

    On October 31, 2002, the Company issued 100,000 shares of its common stock to each of the Chairman and President of the Company, as payment of salaries payable under terms of their Employment Agreements dated as of July 1, 2002 (Note 9).

    In January 2003, the Company issued 500,000 shares of its commons stock to Linda Sam (100,000 shares), EM&P Investments (200,000 shares) and Bank SAT Oppenheim Jr. & CIE (200,000 shares), through Sukhmohan Athwal as nominee, at $0.25 per share (fair market value). The value of the shares includes the total cash price of $25,000 plus performance obligations by Sukhmohan Athwal valued at $100,000, pursuant to a special incentive financing arrangement (which has not yet been consummated as of the date hereof).

    In January 2003, the Company issued 350,000 shares of its common stock to various Investors, at $0.25 per share (fair market value) for a total purchase price of $87,500. This transaction was part of a Private Placement Memorandum ("PPM") dated November 15, 2002. No additional shares are to be issued under the PPM.

    The Company issued the 900,000 shares on February 21, 2003 to Messrs. Gallagher and Garrison at the fair market value of $0.25 per share as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements.

    On April 1, 2003, the Company agreed to issue 100,000 shares of its common stock to Stephen R. Field at $0.25 per share in payment of $25,000 of previously invoiced legal expenses. The shares were transferred on May 28, 2003.

    On April 4, 2003, the Company transferred 250,000 shares of its common stock to Sukhmohan Athwal at $0.25 per share. The shares were issued as a finders fee for the Chilean property. On June 1, 2003, the Company transferred 900,000 shares of its common stock at $0.25 per share to Van Z. Krikorian as a stock award subject to a substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 37-month term of his Employment Agreement and which is to be earned and vest ratably during the 37-month period ending June 30, 2006.

    On July 25, 2003, the Company sold 1,000,000 shares of its common stock to NJA Investments for $0.25 per share for a total purchase price of $250,000. A commission of $17,500 was paid to Analytix Capital.

    On July 31, 2003, 100,000 shares of the Company's common stock were subscribed by Global Gestion for $.50 per share for a total purchase price of $50,000. This transaction was a part of Private Placement Memorandum ("PPM") dated September 10, 2003. A commission of $3,500 was paid to Analytix Capital.

    On August 1, 2003, the Company entered into an agreement with Ashot Boghossian to represent Global Gold Mining as its Regional Director in Armenia.

    The agreement provides for a monthly fee of $3,000 plus expenses for a term of 3 years and the granting of 90,000 common shares as a restricted stock award subject to a substantial risk of forfeiture if the individual terminates his employment with the Company (other than by death or disability) over the term of the agreement and which is to be earned and vest ratably during such period. The shares were issued on December 10, 2003.

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

    On November 24, 2003, the Company sold 400,000 shares of its common stock to NJA Investments for $0.50 per share (fair market value) for a total purchase price of $200,000. This transaction was a part of private placement memorandum ("PPM") dated September 10, 2003. A commission of $14,000 was paid to Analytix Capital, which provided advisory services.

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

    - On December 15, 2003, the Company granted warrants to purchase 15,000 shares of the common stock of the Company to Analytix Capital, as a part of its payment for advisory services at an exercise price of $0.10 per share, expiring on December 15, 2005.

    - The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. These options expire five years from the date of issuance. As of December 31, 2003, there were 200,000 stock awards available under the Plan for future issuance.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2003 and December 31, 2002, respectively.

                                                     WARRANTS                              OPTIONS
                                         ----------------------------------    ---------------------------------
                                              Shares            Weighted           Shares           Weighted
                                            Underlying          Average          Underlying         Average
                                             Warrants        Exercise Price       Options       Exercise Price
                                         ----------------    --------------    ---------------    --------------
Outstanding at December 31, 2001 ........     330,000           $   0.25                  -            $    -
   Granted ..............................           -                  -            300,000              0.11
   Canceled .............................           -                  -                  -                 -
   Exercised ............................           -                  -                  -                 -
                                         ----------------    --------------    ---------------    --------------
Outstanding at December 31, 2002 ........     330,000           $   0.25            300,000            $ 0.11
   Granted ..............................      15,000               0.10                  -                 -
   Canceled .............................           -                  -                  -                 -
   Exercised ............................           -                  -                  -                 -
                                         ----------------    --------------    ---------------    --------------
Outstanding at December 31, 2003              345,000           $   0.24            300,000            $ 0.11
                                         ================    ==============    ===============    ==============

The following is additional information with respect to the Company's options and warrants as of December 31, 2003.

                                                                                               WARRANTS
                             WARRANTS OUTSTANDING                                              EXERCISABLE
 ------------------------------------------------------------------------------    ------------------------------------
                          Number of           Weighted                                Number of
                         Outstanding           Average            Weighted           Exercisable          Weighted
                           Shares             Remaining            Average             Shares              Average
      Exercise           Underlying          Contractual          Exercise           Underlying           Exercise
       Price              Warrants              Life                Price             Warrants              Price
 -------------------   ----------------    ----------------    ----------------    ----------------    ----------------
        $ 0.25            330,000            1.83 years            $ 0.25             330,000              $ 0.25
        $ 0.10             15,000               2 years            $ 0.10              15,000              $ 0.10

                                                                                                 OPTIONS
                              OPTIONS OUTSTANDING                                              EXERCISABLE
 ------------------------------------------------------------------------------    ------------------------------------
                          Number of           Weighted                                Number of
                         Outstanding           Average            Weighted           Exercisable          Weighted
                           Shares             Remaining            Average             Shares              Average
      Exercise           Underlying          Contractual          Exercise           Underlying           Exercise
       Price               Options              Life                Price              Options              Price
 -------------------   ----------------    ----------------    ----------------    ----------------    ----------------
        $ 0.11            300,000            3.50 years            $ 0.11                  -                  $ -

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

12. AGREEMENTS

    a. On January 15, 2003, the Company entered into an option/purchase/lease agreement with Alfredo Soto Torino and Adrian Soto Torino for the purchase of copper and gold properties in Chile for a total purchase price of U.S. $400,000, payable over four years at U.S. $25,000 per quarter, commencing on March 31, 2003. In addition to the purchase price, a royalty of U.S. $1 per ounce is to be paid quarterly on all ounces of gold produced in excess of 500,000 ounces up to 1,000,000; provided that the average price of gold per quarter exceeds U.S. $310 per ounce as measured by the London Metal Exchange. Under such agreement, the Company has the right to develop the property under the lease thereof. Upon expiration of four years from the date of such agreement, or sooner at the Company's option, the Company can exercise its option to acquire the title to the property, subject to the above royalty obligation.

        The Chilean properties consist of approximately 1100 acres in total, including the Candelaria 1 to 3, Santa Candelaria 1 to 8 and the Torino I mining claims 1 to 7 and the Torino II mining claims 1 to 11. The Company has not yet developed a feasibility report for the development of these properties, and has not yet ascertained the amount of the proven or probably reserves of gold, copper and other minerals on the property, if any. The Company refers to these properties collectively as the Santa Candelaria mine. Due to the fact that the lease terms are cancelable at the sole option of the Company, the Company is recording payments as they come due. In 2003, the Company recorded $69,000 in mine acquisition costs through December 31, 2003.

        On February 4, 2004, the Company renegotiated the contract to purchase the Chilean property for an additional payment of U.S. $25,000 making the total purchase price U.S. $50,000, plus a royalty of U.S. $1 per ounce to be paid quarterly on all ounces of gold produced up to 500,000 ounces, provided that the average price of gold per quarter exceeds U.S. $310 per ounce as measured by the London Metal Exchange. The royalty can be purchased for an additional payment of $25,000.

    b. On October 28, 2002 the Company entered into an agreement on cooperation and confidentiality and to negotiate with Sipan I, LLC, an Armenian company, for the purchase of the Lichvaz - TEI and Terterasar gold/silver properties and the Aigedzor Processing Plant in southern Armenia.

        On December 26, 2003, the Company advanced U.S. $50,000 to Sipan I LLC, as a deposit toward the purchase of the Lichvaz - TEI and Terterasar Mining Properties defined in the October 28, 2002 Agreement on cooperation and confidentiality and to negotiate.

        On January 20, 2004, the Company entered into a Purchase Deposit Agreement with Sipan I LLC that provides for the deposit of $50,000 to be applied against a $3,300,000 payment at the closing, and a $1,000,000 reserve to be held by the Company for three years that will accrue interest from the closing date. The reserve will be used to identify and hold the Company harmless from any liabilities related to Sipan I LLC prior to the closing. The date to execute a purchase and sale agreement is extended to March 31, 2004 and the deposit is non refundable unless Sipan I LLC is unable or unwilling to close the sale transaction and such failure was not caused by the actions of the Company. A Closing Date of August 2004 is estimated.

    c. On March 17, 2003, the Company entered into an agreement with SHA, LLC, an Armenian limited liability company for the acquisition of the Hankavan mine, a gold and copper mine, in Armenia, for a total purchase price of US $150,000 (or $175,000 if the Marjan mining property is also transferred) payable in installments. Under such agreement, the Company has the option, exercisable within 45 days from March 17, 2003, to acquire either (i) the exclusive license, permits, and all rights related to such mine, or (ii) all of the ownership shares of SHA and any other entity which may hold rights to such mine.

        On December 21, 2003, the Company exercised its option to purchase all of the ownership shares of SHA, LLC holding title to the Hankavan and Marjan mines for an additional payment of U.S. $10,000 and a royalty of one dollar an ounce of gold produced at the Hankavan mine up to $160,000. The Company also advanced U.S. $,1500 for exploration costs and licensing fees.

        The Hankavan mine deposit is located in central Armenia between Vanadzor and Meghradzor north of the Marmarik River. The Marjan property is located in south central Armenia and is a poly metallic; gold, silver, lead, and zinc ore body. The Company has not yet developed a feasibility report for the development of these properties, and has not yet determined the amount of proven or probable reserves of gold, copper and other minerals on the properties.

        Due to the fact that the purchase terms are cancelable at the sole option of the Company, the Company is recording payments as they come due.

    d. On May 1, 2003, the Company entered into a consulting agreement with Analytix Capital to provide advisory services and assist the Company in its corporate and project finance. The agreement provides for a compensation of 7% of the net total dollar amount of financing obtained from any entity or individual introduced by Analytix to the Company. In addition to the 7% payment, the Company will issue a warrant to purchase shares of the Company's common stock at a price of $0.10 each for a period of two years, with 30,000 shares subject to a warrant to be provided for every $1,000,000 of clear funds in financing received, up to a maximum of 300,000 shares subject to such warrants. If the price of shares of the Company's common stock does not exceed $1.00 at any time during the period commencing from the date of issuance of any warrant and ending two years later, then Analytix shall have the right to require the Company to purchase the shares subject to the warrants for $1.00. The Company recorded a liability of $13,500 for such transaction by debiting consulting expense. On July 25, 2003, the Company sold 1,000,000 shares of its common stock to NJA Investments at $0.25 per share for a total purchase price of $250,000. A commission of $17,500 was paid to Analytix Capital.

    e. On May 15, 2003, the Company entered into a month-to-month lease with Analytix Capital to sublet office space for $1,500 per month and registered to conduct business in the State of Connecticut.

    f. On May 28, 2003, the Company entered into an agreement with GeoExplo Ltd. of Santiago, Chile to provide local administration services for a fee of $1,500 per month and manage a project of geological mapping and metallurgical testing at the Santa Candelaria project for a contract cost of U.S. $28,355. The work was completed on July 25, 2003. An Induced Polarization Geophysical Survey ("IP") was begun in October 2003 and completed in December 2003, at a cost of U.S. $17,100.

    g. On June 1, 2003, the Company entered into an Employment Agreement with the Vice President, which provides for basic compensation of $100,000 per year and the grant of 900,000 shares as a stock award subject to substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the 37-month term of the Agreement. On June 1, 2003, the Company issued the 900,000 shares. These shares are to be earned and vest ratably during such period plus any bonus determined in accordance with any bonus plan approved by the Directors.

    h. On June 27, 2003, the Company entered into a contract with Roscoe Postle Associates Inc., a Canadian corporation, to provide for an independent technical review of the Company's Armenian mining properties. A second stage will provide for a review of the Santa Candelaria project in Chile. The value of the total contract is U.S. $82,000. Billings through December 31, 2003 are U.S. $37,000.

    i. On July 24, 2003, the Company entered into an Agreement on Cooperation, on Confidentiality and to Negotiate with Vardani Zartonke LLC, an Armenian company, to study a potential acquisition of the Arevik mine located in the Syunik region of southern Armenia. The term of the agreement is for six months and month to month thereafter.

    j. On July 24, 2003, the Company entered into an Agreement on Cooperation, on Confidentiality and to Negotiate with Khan Tengry Goldberg CJ, a Kazakhstan company, to study a potential acquisition of the Baynkol Valley River Gold Field Deposit in southeastern Kazakhstan. The term of the original agreement was for sixty days and was renewable with the last renewal January 8, 2004 an additional sixty days.

    k On July 31, 2003, the Company sold 100,000 shares of its common stock to Global Gestion and on November 24, 2003, the Company sold 400,000 shares of its common stock to NJA Investments at $0.50 per share for a total purchase price of $250,000. A commission of $17,500 was paid to Analytix Capital. In addition, Analytix Capital received warrants from a combination of both transactions to purchase 15,000 shares of the Company's common stock at a purchase price of $0.10 per share.

    l. On August 1, 2003, the Company entered into an agreement with Ashot Boghossian of ARAX Co. Ltd. to represent Global Gold Mining, LLC in Armenia.

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

13. SUBSEQUENT EVENTS

    a. On January 1, 2004 the Company appointed three (3) additional Directors to the Board of Directors; Van Z. Krikorian, Nicholas J. Aynilian and Michael T. Mason. Each Director of the Company receives 50,000 shares of the Company's common stock per year for their services as a Director. An aggregate of 250,000 shares were issued to the directors in February 2004.

                             Global Gold Corporation
                                   Form 10-KSB
                                December 31, 2003

                                  Exhibit Index


21       Subsidiaries of the Registrant

31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1     Certification of Chief Executive Officer

32.2     Certification of Chief Financial Officer