Form 10KSB/A
period 2003-12-31
GLOBAL GOLD CORP
filed 2004-05-25
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
(Mark One)

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

                                Preliminary Note

This Form 10-KSB/A reflects changes to the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2003 as originally filed effective May 3, 2004. The changes consist of (i) corrections to the Total Stockholders' Equity (Deficit) balances at December 31, 2000 and December 31, 2001 (for which correct amounts were reported in the Company's Form 10-KSB for the year ended December 31, 2002) and (ii) corrections to the line item entitled "Unpaid mine acquisition costs" and the line item now entitled "Stock issued for mine acquisition costs" for 2003. These changes were occasioned by the review described below.

On the evening of April 30, 2004, the Company transmitted its initial filing of its Annual Report on Form 10-KSB to the SEC (for a May 3, 2003 filing date). The filing was submitted by the Company's counsel in the belief that the filing of its independent auditors' report and the Company's accompanying financial statements had been authorized by the Company's independent auditors, Marcum & Kliegman LLP ("Marcum"). On May 3, 2004, Marcum and its attorneys notified the Company and its counsel that the filing of the independent auditors' report and the Company's accompanying financial statements, included in the Form 10-KSB filing, had not been authorized. This notification was followed on May 4, 2004 by letters from Marcum and its counsel to the Company and its counsel asking the Company to outline the procedures that it would take to correct the situation. The Company's counsel responded by letter on May 5, 2004, outlining some of the circumstances that caused an employee of the Company's counsel to conclude that the filing of the independent auditors' report and the Company's accompanying financial statements, included in the Form 10-KSB filing, was authorized and indicating that neither the Company nor the Company's counsel had intended to interfere in any way with any additional procedures that Marcum believed necessary. The letter provided that the Company's Chief Executive Officer or Chief Financial Officer would confer with Marcum to determine any additional audit procedures or changes that needed to be made to the financial statements and that an amendment would be filed with the SEC, making those changes and describing the circumstances leading up to the amendment. Marcum agreed to these procedures on May 5, 2004. There are no disagreements between the Company and Marcum.

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

21       Subsidiaries of the Registrant***

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

** Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSB filed for the fiscal year ended December 31, 2002.

*** Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSB for the fiscal year ended December 31, 2003.

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

                                        GLOBAL GOLD CORPORATION
                                             (Registrant)




Dated:   May 24, 2004                   By: /s/ Drury J. Gallagher
                                            ----------------------
                                            Drury J. Gallagher,
                                            Chairman, Chief Executive Officer
                                            and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                           Title                         Date
         ----                           -----                         ----

 /s/Drury J. Gallagher     CHAIRMAN, CHIEF EXECUTIVE OFFICER,     May 24, 2004
 ---------------------     TREASURER AND DIRECTOR (PRINCIPAL
 DRURY J. GALLAGHER        EXECUTIVE AND FINANCIAL OFFICER)



 /s/Robert A. Garrison     PRESIDENT, CHIEF OPERATING OFFICER,    May 24, 2004
 ---------------------     CHIEF FINANCIAL OFFICER, SECRETARY
 ROBERT A. GARRISON        AND DIRECTOR



 /s/Van Z. Krikorian       VICE PRESIDENT, GENERAL COUNSEL        May 24, 2004
 -------------------       AND DIRECTOR
 VAN Z. KRIKORIAN

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS


                                                                            Page

Independent Auditors' Report - for the Year Ended December 31, 2003 .........F-1

Independent Auditors' Report - for the Year Ended December 31, 2002 .........F-2

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

                                                                F-5

                                              GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                                                    (A Development Stage Company)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)



                                                                  Deficit
                                                                Accumulated              Accumulated                      Compre-
                                                    Additional  during the    Deferred      Other           Total         hensive
                                  Common Stock       Paid-in    Development    Compen-   Compensation    Stockholders'    Income
                               Share      Amount     Capital       Stage       sation    Income (Loss)  Equity (Deficit)  /(Loss)
                             ----------  --------  -----------  -----------   ---------  -------------  ---------------- ---------
Balance at December 31, 2000  4,368,114     4,368    4,834,955   (4,720,540)          -     (106,000)          12,783            -
Net loss ....................         -         -            -      (26,832)          -            -          (26,832)     (26,832)
Unrealized gain on investment         -         -            -            -           -      (15,000)         (15,000)     (15,000)
                              ---------   -------   ----------  -----------   ---------     --------       ----------    ---------

Balance at December 31, 2001  4,368,114     4,368    4,834,955   (4,747,372)          -     (121,000)         (29,049)     (41,832)
                                                                                                                         =========
Issuance of common stock for
compensation ................   200,000       200        9,800            -           -            -           10,000            -
Net loss ....................         -         -            -      (60,113)          -            -          (60,113)     (60,113)
Unrealized gain on investment         -         -            -            -           -      247,406          247,406      247,406
                              ---------   -------   ----------  -----------   ---------     --------       ----------    ---------

Balance at December 31, 2002  4,568,114     4,568    4,844,755   (4,807,485)          -      126,406          168,244      187,293
                                                                                                                         =========
Issuance of common stock for
 Cash:
  at $0.25 per share, January   350,000       350       87,150            -           -            -           87,500            -
  at $0.25 per share, July .. 1,000,000     1,000      231,500            -           -            -          232,500            -
  at $0.50 per share, October   100,000       100       46,400            -           -            -           46,500            -
  at 0.50 per share, October    400,000       400      185,600            -           -            -          186,000            -
Issuance of common stock for
 compensation:
  at $0.25 per share,
   February ................. 1,800,000     1,800      448,200            -    (450,000)           -                -            -
  at $0.25 per share, June ..   900,000       900      224,100            -    (225,000)           -                -            -
  at $0.25 per share,
   December .................    90,000        90       22,410            -     (22,500)           -                -            -
Amortization of deferred
 compensation ...............         -         -            -            -     165,802            -          165,802            -
Issuance of common stock for
 services:
  at $0.25 per share, January   500,000       500      124,500            -    (100,000)           -           25,000            -
  at $0.25 per share, April     250,000       250       62,250            -           -            -           62,500            -
  Shares cancelled in
   September, which were
   issued in January ........  (500,000)     (500)    (124,500)           -     100,000            -          (25,000)           -
Shares issued at $0.25 per
 share for accounts payable
 in April ...................   100,000       100       24,900            -           -            -           25,000            -
Fractional share adjustment .        20         -            -            -           -            -                -            -
Unrealized gain on investment         -         -            -            -           -      (95,278)         (95,278)     (95,278)
Net Loss ....................         -         -            -     (616,820)          -            -         (616,820)    (616,820)
                              ---------   -------   ----------  -----------   ---------     --------       ----------    ---------

Balance at December 31, 2003  9,558,134   $ 9,558   $6,177,265  $(5,424,305)  $(531,698)    $ 31,128       $  261,948    $(712,098)

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                                 F-6

                                           GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                                                 (A Development Stage Company)
                                                                                                           Cumulative Amount
                                                                                                        from the Inception of
                                                                         For the years ended               Development Stage
                                                                             December 31,                  (January 1, 1995)
                                                                   ------------------------------               through
                                                                      2003                 2002            December 31, 2003
                                                                   ---------            ---------       ---------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ....................................................      $(616,820)            $(60,113)            $(2,516,657)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Provision for bad debts ...................................             --                   --                 325,000
  Amortization of deferred compensation .....................        165,802                   --                 165,802
  Gain on sale of Armenia mining interests ..................             --                   --                (268,874)
  Write-off of mining investment in Georgia .................             --                   --                 135,723
  Gain on sale of investment in common stock of
     Sterlite Gold Ltd. .....................................        (37,400)              (4,619)                (42,019)
  Non-cash expenses related to issuance of common stock .....             --               10,000                 174,500
Changes in assets and liabilities:
  Organization costs ........................................             --                   --                  (9,601)
  Accounts receivable and deposits ..........................             --                   --                    (154)
  Accounts payable and accrued expenses .....................         67,627               23,573                 292,232
                                                                   ---------             --------             -----------
NET CASH USED IN OPERATING ACTIVITIES .......................       (420,791)             (31,159)             (1,744,048)
                                                                   ---------             --------             -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Armenia mining interests ............             --                   --               1,891,155
  Proceeds from sale of investment in Sterlite Gold Ltd.
     Common stock ...........................................        161,536               50,351                 211,887
  Investment in certain mining interests - net of financing .             --                   --                (153,494)
  Payment of mine acquisition costs .........................       (229,645)             (53,502)             (1,162,005)
                                                                   ---------             --------             -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........        (68,109)              (3,151)                787,543
                                                                   ---------             --------             -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement offering ..............        577,500               28,214                 999,073
  Repurchase of common stock ................................        (25,000)                  --                 (25,000)
  Advances from related parties .............................         75,863                                      117,577
  Sale of warrants ..........................................             --                   --                     650
  Warrants exercised ........................................             --                   --                     100
                                                                   ---------             --------             -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .............        628,363               28,214               1,092,400
                                                                   ---------             --------             -----------
NET INCREASE (DECREASE) IN CASH .............................        139,463               (6,096)                135,895
CASH AND CASH EQUIVALENTS - beginning of period .............          7,784               13,880                  11,352
                                                                   ---------             --------             -----------
CASH AND CASH EQUIVALENTS - end of period ...................      $ 147,247             $  7,784             $   147,247
                                                                   =========             ========             ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid .........................................      $      --             $     --             $     2,683
                                                                   =========             ========             ===========
  Interest paid .............................................      $      --             $     --             $    15,422
                                                                   =========             ========             ===========
Noncash Transactions
  Stock issued for deferred compensation ....................      $ 697,500             $     --             $   697,500
                                                                   =========             ========             ===========
  Unpaid mine acquisition costs .............................      $  27,127             $     --             $    50,697
                                                                   =========             ========             ===========
  Stock issued for mine acquisition costs ...................      $  62,500             $     --             $    62,500
                                                                   =========             ========             ===========
Shares issued in payment of accounts payable ................      $  25,000             $     --             $    25,000
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

   On August 18, 2003, the Company incorporated Global Gold Armenia LLC and Global Gold Mining LLC, as wholly owned subsidiaries, in the State of Delaware. Global Gold Armenia LLC was formed to own Global Gold Mining LLC, which will eventually own the assets of SHA LLC and SIPAN I LLC of Hankavan (SHA LLC) and Lichvaz-Tei and Terterasar (SIPAN I LLC). Neither company had any assets or liabilities as of December 31, 2003.

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

                                                   For the years ended
                                                       December 31,
                                                   -------------------
                                                   2003           2002
                                                   ----           ----

      Net loss as Reported ...................  $  (616,820)  $   (60,113)
      Add: Stock-based employee compensation
       expense included in reported net
       income, net of related tax effect .....            -             -
      Deduct: Total stock-based compensation
       expense determined under fair
       value-based method for all
       awards, net of related tax effect .....        6,545         3,273
                                                -----------   -----------
      Pro Forma Net Loss .....................  $  (623,365)  $   (63,386)
                                                ===========   ===========
      Basic and diluted net loss  per share
       as reported ...........................  $     (0.08)  $     (0.09)
                                                ===========   ===========
      Basic and diluted pro forma net loss
       per share .............................  $     (0.08)  $     (0.09)
                                                ===========   ===========
                                                  7,979,202     4,404,641
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

        Less: reclassification adjustment for
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

                             Global Gold Corporation
                                  Form 10-KSB/A
                                 Amendment No. 1
                                December 31, 2003

                                  Exhibit Index


31.1     Certification of Chief Executive Officer

31.2     Certification of Chief Financial Officer

32.1     Certification of Chief Executive Officer

32.2     Certification of Chief Financial Officer