Form 10QSB
period 2004-03-31
GLOBAL GOLD CORP
filed 2004-06-08
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended March 31, 2004


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


                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of March 31, 2004 there were 9,808,134 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)
           Condensed Balance Sheet - as of March 31, 2004 .....................3

         Condensed Statements of Operations for the three month periods ended March 31, 2004 and March 31, 2003 and for the development stage period from January 1, 1995 through March 31,2004 ............4

         Condensed Statements of Cash Flows for the three months ended
           March 31, 2004 and March 31, 2003 and for the development
           stage period from January 1, 1995 through March 31, 2004 ...........5

         Notes to Condensed Financial Statements (Unaudited) ..................6

Item 2.  Management's Discussion and Analysis or Plan of Operation............14

Item 3.  Controls and Procedures .............................................15


                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................15

Item 2.  Changes in Securities................................................15

Item 3.  Defaults Upon Senior Securities .....................................15

Item 4   Submission of Matters to a Vote of Security Holders .................15

Item 5   Other Information ...................................................16

Item 6.  Exhibits and Reports on Form 8-K ....................................16

SIGNATURES ...................................................................17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Unaudited Condensed Balance Sheet

                                 March 31, 2004

                                     ASSETS
                                     ------

CURRENT ASSETS:
Cash and cash equivalents ........................................  $    14,124
Investment in securities available for sale ......................       43,468
                                                                    -----------
                  TOTAL CURRENT ASSETS ...........................       57,592
Mine acquisition costs ...........................................      378,551
                                                                    -----------
                                                                    $   436,143
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
         Accounts payable and accrued expenses ...................  $   131,284
         Due to related parties ..................................      189,795
                                                                    -----------
                  TOTAL CURRENT LIABILITIES ......................      321,079
                                                                    -----------

  STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000 shares authorized,
           9,808,134 shares issued and outstanding ...............        9,808
         Additional paid-in-capital ..............................    6,302,015
         Unearned compensation ...................................     (555,277)
         Accumulated deficit .....................................   (2,907,648)
         Deficit accumulated during the development stage ........   (2,754,045)
         Accumulated other comprehensive income ..................       20,211
                                                                    -----------
                  TOTAL STOCKHOLDERS' EQUITY .....................      115,064
                                                                    -----------
                                                                    $   436,143
                                                                    ===========

                 The accompanying notes are an integral part of
                      these condensed financial statements.

                                   GLOBAL GOLD CORPORATION
                                (A Development Stage Company)

                        Unaudited Condensed Statements of Operations
                                                                               Cumulative
                                                                               amount from
                                        January 1, 2004    January 1, 2003   January 1, 1995
                                            through           through            through
                                        March 31, 2004     March 31, 2003    March 31, 2004
                                        --------------    ---------------    ---------------
REVENUES ...........................       $      -0-        $      -0-        $       -0-
                                           ----------        ----------        -----------

EXPENSES:

Selling general and administrative .          211,042            44,403          2,031,791
Mine exploration costs .............           26,405                 -            186,293
Legal fees .........................            2,082            25,431            694,715
Write-off investment in Georgia
   mining interests ................                -                 -            135,723
Gain on sale of interest in Global
   Gold Armenia ....................                -                 -           (268,874)
(Gain) loss on sale of interest in
   Sterlite Gold Ltd. ..............           (2,141)           (3,963)           (44,160)
Miscellaneous other ................                -                 -             18,557
                                           ----------        ----------        -----------
         TOTAL EXPENSES ............          237,388            65,871          2,754,045

NET GAIN/(LOSS) ....................         (237,388)          (65,871)       $(2,754,045)
                                           ==========        ==========        ===========

NET LOSS PER SHARE-BASIC AND DILUTED       $    (0.02)       $    (0.01)
                                           ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING         9,808,134         6,868,114
                                           ==========        ==========

                       The accompanying notes are an integral part of
                            these condensed financial statements.

                                              4

                                       GLOBAL GOLD CORPORATION
                                    (A Development Stage Company)

                            Unaudited Condensed Statements of Cash Flows
                                                                                       Cumulative
                                                                                      amount from
                                                 January 1, 2004   January 1, 2003  January 1, 1995
                                                     through           through          through
                                                  March 31, 2004    March 31, 2003   March 31, 2004
                                                 ---------------   ---------------  ---------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ....................................       $(237,388)       $ (65,871)       $(2,754,045)
Adjustments to reconcile net loss
 to net cash used in operating activities:
     Provision for bad debts ................               -                -            325,000
     Amortization of unearned compensation ..          82,421                -            248,223
     Gain on sale of Armenia mining interests               -                -           (268,874)
     Write-off of mining investment in
       Georgia ..............................               -                -            135,723
     Gain on sale of investment in common
       stock of Sterlite Gold Ltd. ..........          (2,141)          (3,963)           (44,160)
     Non-cash expenses related to issuance of
       common stock .........................               -                -            174,500
Changes in assets and liabilities:
     Organization costs .....................               -                -             (9,601)
     Accounts receivable and deposits .......               -                -               (154)
     Accounts payable and accrued expenses ..         (25,254)           9,364            266,978
                                                    ---------        ---------        -----------

  NET CASH FLOWS USED IN OPERATING ACTIVITIES        (182,362)         (60,470)        (1,926,410)
                                                    ---------        ---------        -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining
       interests ............................               -                -          1,891,155
     Proceeds from sale of investment in
       common stock of Sterlite Gold Ltd. ...           5,016            7,240            216,903
     Investment in certain mining interests
       - net of financing ...................               -                -           (153,494)
     Mine acquisition costs .................          (5,777)         (84,751)        (1,167,782)
                                                    ---------        ---------        -----------
  NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES .................            (761)         (77,511)           786,782
                                                    ---------        ---------        -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement
       offering .............................               -          137,500            999,073
     Repuchase of common stock ..............               -                -            (25,000)
     Due to related parties .................          50,000           14,078            167,577
     Sale of warrants .......................               -                -                650
     Warrants exercised .....................               -                -                100
                                                    ---------        ---------        -----------
  NET CASH FLOWS PROVIDED BY FINANCING
     ACTIVITIES .............................          50,000          151,578          1,142,400
                                                    ---------        ---------        -----------
NET INCREASE (DECREASE) IN CASH .............        (133,123)          13,597              2,772
CASH AND CASH EQUIVALENTS - beginning of
     period .................................         147,247            7,784             11,352
                                                    ---------        ---------        -----------
CASH AND CASH EQUIVALENTS - end of period ...       $  14,124        $  21,381        $    14,124
                                                    ---------        ---------        -----------
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid ...........................       $       0        $       0        $     2,683
                                                    =========        =========        ===========
Interest paid ...............................       $       0        $       0        $    15,422
                                                    =========        =========        ===========
Noncash Transactions:

Stock issued for unearned compensation ......       $ 125,000        $       -        $   822,500
                                                    =========        =========        ===========
Stock issued in exchange for accounts payable       $       -        $       -        $    25,000
                                                    =========        =========        ===========
Due from related party for stock issuance ...       $       -        $       -        $    76,000
                                                    =========        =========        ===========
Mine acquisition costs in accounts payables .       $  26,813        $       -        $    54,883
                                                    =========        =========        ===========

                           The accompanying notes are an integral part of
                                these condensed financial statements.

                                                  5

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004

1. ORGANIZATION AND BUSINESS

Global Gold Corporation (the "Company") is currently in the development stage. Effective March 30, 2004, the Company was approved for trading on the OTC BB, with the trading symbol GBGD. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company was previously engaged in the development of a gold mining project in Armenia, and had pursued various mining and other business opportunities thereafter, but without any such transactions (see following Project Descriptions).

In September 2002, the Company entered into negotiation to acquire a mining property in Chile. The Company, on January 15, 2003, entered into an option/purchase/lease agreement with Alfredo Soto Torino and Adrian Soto Torino for the purchase of copper gold properties in Chile (the Candelaria 1 to 3, the Santa Candelaria 1 to 8 and the Torino I mining claims 1 through 7 and Torino II mining claims 1 through 11) Chanaral District III (the "Chilean Agreement"). The Agreement was converted into a purchase Agreement on February 4, 2004, when the transfer was closed. In addition to the Chilean Agreement, the Company has entered into agreements with two companies in Armenia, a member of the Commonwealth of Independent States in 2003. These agreements are with SHA, LLC for the acquisition of the Hankavan and Marjan mines (a transaction which was closed on December 21, 2003) and a "Purchase Deposit Agreement" on January 20, 2004 with Sipan I LLC, an Armenian company, for the purchase of the Lichvaz-Tei and Terterasar gold properties and associated processing plant and related assets in southern Armenia on May 21, 2004, the date to conclude the share purchase agreement for this acquisition, was extended to June 30, 2004).

On January 24, 2003, the Company incorporated Global Gold Oro LLC and Global Gold Plata LLC, as wholly owned subsidiaries, in the State of Delaware. The companies were formed to be equal joint owners of a Chilean Limited Liability Company, not formed as of March 31, 2004, for the purpose of owning the Santa Candelaria Project. Neither company had any assets or liabilities as of March 31, 2004.

On August 18, 2003, the Company incorporated Global Gold Armenia LLC and Global Gold Mining LLC, as wholly owned subsidiaries, in the State of Delaware. Global Gold Armenia LLC was formed to own Global Gold Mining LLC which owns SHA LLC (which holds the licenses to the Hankavan and Marjan mines)and is intended to own SIPAN I LLC (which owns the licenses and property known as the Lichvaz-Tei and Terterasar mines as well as the associated processing plant)(SIPAN I LLC).

The accompanying financial statements present the development stage activities of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through March 31, 2004.

The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2003 annual report on Form 10-KSB. The results of operations for the three-month period ending March 31, 2004 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2004

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation - These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues (other than interest income, proceeds from the sale of an interest in an Armenian mining venture, and the sale of marketable securities (consisting of common stock) received as consideration therewith) while incurring costs in excess of $2,750,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operations. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from the Chilean mining interest acquired by it or other future projects or from its investment in marketable securities. The accompanying financial statements do not include any adjustments that might be necessary should there be substantial doubt about the Company's ability to continue as a going concern.

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

c. New Accounting Standards

- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS
133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003, the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003 should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when issued securities or other securities that do not yet exist should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial position and results of operations.

- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets instruments that do or may require the issuing company to buy back some of its shares in exchange for cash or other assets, including put options and forward purchase contracts; and obligations that can be settled with shares, the monetary values of which are fixed, tied solely or predominantly to a variable such as a market index, or vary inversely with the value of the issuer's shares.

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

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2004

The following is additional information with respect to the Company's options and warrants as of March 31, 2004:

                 WARRANTS OUTSTANDING                                    WARRANTS EXERCISABLE
 -----------------------------------------------------   ----------------------------------------------------
                      Number of       Weighted Average       Weighted           Number of         Weighted
                 Outstanding Shares       Remaining          Average      Exercisable Shares       Average
 Exercise Price  Underlying Warrants  Contractual Life    Exercise Price  Underlying Warrants  Exercise Price
 --------------  -------------------  ----------------   ---------------  -------------------  --------------
     $0.25             330,000           1.58 years           $0.25             330,000            $0.25
     $0.10              15,000           1.75 years           $0.10              15,000            $0.10


                 OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
 -----------------------------------------------------   ----------------------------------------------------
                      Number of       Weighted Average       Weighted           Number of         Weighted
                 Outstanding Shares       Remaining          Average      Exercisable Shares       Average
 Exercise Price  Underlying Warrants  Contractual Life    Exercise Price  Underlying Warrants  Exercise Price
 --------------  -------------------  ----------------   ---------------  -------------------  --------------

     $0.11             300,000           3.25 years           $0.11             300,000            $0.11

At March 31, 2004, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value, as determined by the Board of Directors, of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2004


                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                     2004                 2003
                                                     ----                 ----

Net loss as Reported ..........................   $(237,388)           $(65,871)
Deduct: Total stock-based compensation
expense determined under fair value-based
method for all awards, net of related tax
effect.........................................       6,545                   -

Pro Forma Net Loss.............................   $(243,933)           $(65,871)
Basic and Diluted Net Loss Per Share as
Reported.......................................      $(0.02)             $(0.01)

Net Loss Per Share.............................      $(0.02)             $(0.01)


The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                      2004            2003
                                                      ----            ----

Expected Life (Years)..........................        2.5            3.0
Interest Rate..................................       5.70%          5.70%
Annual Rate of Dividends.......................          0%             0%
Volatility.....................................        100%           100%

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

The Company issued the 900,000 shares on February 21, 2003 to Messrs. Gallagher and Garrison and on June 1, 2003 to Mr. Krikorian at the fair market value of $0.25 per share as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the three-months ended March 31, 2004 is $77,283

The amount of total unearned compensation amortized for the three-months ended March 31, 2004 is $82,421

Transactions with Directors

On March 17, 2004 the Company issued 50,000 shares at the fair market value of $0.50 per share as determined by the Board of Directors to each of its five directors, Messrs. Aynilian, Gallagher, Garrison, Mason and Krikorian (for a total share issuance of 250,000 shares)as compensation for their service on the Board in 2004. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the three-months ended March 31, 2004 is $31,250.

5. INVESTMENTS IN SECURITIES AVAILABLE FOR SALE:

At March 31, 2004, investment in securities consisted of 356,000 shares of common stock of Sterlite Gold Ltd. classified as available for sale and stated at a quoted fair value of $43,468. The cost of the securities was $23,257. The cumulative unrealized gain as of March 31, 2004 was $20,211, which is shown as a separate component of stockholders' equity.

During the three months ended March 31, 2004, the Company sold 44,000 shares of common stock of Sterlite Gold Ltd. for net proceeds of $5,016 resulting in a gain on the sale of $2,141.

6. EQUITY TRANSACTIONS

a. On March 17, 2004 the Company issued 50,000 shares at the fair market value of $0.50 per share as determined by the Board of Directors to each of its five directors, Messrs. Aynilian, Gallagher, Garrison, Mason and Krikorian (for a total share issuance of 250,000 shares)as compensation for their service on the Board in 2004.

7. COMPREHENSIVE LOSS

The following table summarizes the computations reconciling net loss to comprehensive loss for the three-month periods ended March 31, 2004 and 2003:

                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                     2004                 2003
                                                     ----                 ----


Net loss.......................................   $(237,388)           $(65,871)
Other comprehensive income:
   Unrealized gain on available-for-sale of
    securities.................................      20,211              82,608
                                                  ---------            --------
Comprehensive Gain /(loss).....................   $(217,177)           $ 16,737
                                                  =========            ========

8. AGREEMENTS

a. On January 15, 2003, the Company entered into an option/purchase/lease agreement with Mr. and Mrs. Alfredo Soto Torino and Adrian Soto Torino for the purchase of copper and gold properties in Chile for a total purchase price of U.S. $400,000, payable over four years at U.S. $25,000 per quarter, commencing on March 31, 2003. In addition to the purchase price, a royalty of U.S. $1 per ounce is to be paid quarterly on all ounces of gold produced in excess of 500,000 ounces up to 1,000,000; provided that the average price of gold per quarter exceeds U.S. $310 per ounce as measured by the London Metal Exchange. Under such agreement, the Company has the right to develop the property under the lease thereof. Upon expiration of four years from the date of such agreement, or sooner at the Company's option, the Company can exercise its option to acquire the title to the property, subject to the above royalty obligation.

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

c. On October 28, 2002 the Company entered into an agreement on cooperation and confidentiality and to negotiate with Sipan I, LLC, an Armenian company, for the purchase of the Lichkvadz - Tei and Terterasar gold/silver properties and the Aigedzor Processing Plant in southern Armenia.

On December 26, 2003, the Company advanced U.S. $50,000 to Sipan I LLC, as a deposit toward the purchase of the Lichkvadz - Tei and Terterasar Mining Properties defined in the October 28, 2002 Agreement on cooperation and confidentiality and to negotiate. On January 20, 2004, Global Gold Mining, LLC entered into a Purchase Deposit Agreement with Sipan I LLC that provides for the deposit of $50,000 to be applied against a $3,300,000 payment at the closing, and a $1,000,000 reserve to be held by the Company for three years that will accrue interest from the closing date. The reserve will be used to idemnify and hold the Company harmless from any liabilities related to Sipan I LLC prior to the closing. The date to execute a purchase and sale agreement is extended to March 31, 2004 and the deposit is non refundable unless Sipan I LLC is unable or unwilling to close the sale transaction and such failure was not caused by the actions of the Company. On May 21, 2004, the date to execute a purchase and sale agreement with Sipan 1, LLC was agreed to be extended until June 30, 2004. A Closing Date of August 2004 is estimated.

9. SUBSEQUENT EVENTS

a. On May 21, 2004, Global Gold Mining, LLC and Sipan 1, LLC agreed to extend the date to execute a purchase and sale agreement until June 30, 2004.

b. On May 27, 2004, the Company signed a financing and acquisition agreement with Melrose Metals & Minerals Limited of Perth, Australia (Melrose). This agreement provides for a staged financing of both the Company and Global Gold Mining, LLC, which includes the rights in the Hankavan and Marjan mining properties as well as the option on the Litchkvadz-Tei and Terterasar mines in Armenia. The agreement and the payments to be made thereunder are subject to further due diligence review, and Melrose will have a one hundred percent priority on repayment of its investments into Global Gold Mining, LLC for the first two years after commercial production and thereafter an eighty percent priority until its investment is repaid. Melrose will initially acquire sixty five percent of Global Gold Mining, LLC at the anticipated July 20, 2004 closing, with the right to move up to eighty percent. The agreement provides that, on or before June 4, 2004, Melrose would pay the Company $250,000 as a binder. This amount was not paid on June 4, 2004. The Company granted Melrose an extension until June 11, 2004 to complete its due diligence review and make the binder payment. Subject to the completion of its due diligence review, on or before June 11, 2004, Melrose will pay an additional $250,000 to a jointly controlled special account to use for certain project expenses in Armenia. At or before the July 20, 2004 closing, Melrose will pay $4,000,000 into Global Gold Mining, LLC to fund acquisition and other project costs in Armenia and $500,000 to the Company. On or before September 30, 2004Melrose will also pay between $1,750,000 and $2,000,000 to Global Gold Mining, LLC as determined jointly to fund additional acquisition and project expenses in Armenia. Within six months after the July 2004 closing, Melrose will make up to $2,000,000 available to the Company as secured debt to fund additional Company mining projects with an interest rate of LIBOR plus three percentage points. Melrose may increase its interest in Global Gold Mining, LLC by investing another $2,000,000 into the Armenian projects and by paying the Company an additional $500,000. The Company will continue to be represented on the Global Gold Mining, LLC board at all times, with certain special rights regarding decisions on fundamental issues and profit distributions.

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

1. RESULTS OF OPERATIONS

THREE-MONTHS ENDED MARCH 31, 2004 AND THREE-MONTHS ENDED MARCH 31, 2003

During the three-month period ended March 31, 2004, the Company's administrative and other expenses were $239,529 which represented an increase of $169,695 from $69,834 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $126,370, exploration expenses of $26,405, accounting fees of $22,500, and higher travel expenses of $7,957 due to increased activity resulting from project development in Armenia and Chile.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, the Company's total assets were $436,143, of which $14,124 consisted of cash or cash equivalents.

The Company's plan of operation for the balance of calendar year 2004 is:

(a) To continue activities with regard to the Chilean mining properties acquired in January 2003;

(b) To develop the Hankavan and Marjan mining properties in Armenia acquired in December 2003 and to pursue and consummate the acquisition of the Armenia mining properties from Sipan 1, LLC;

(c)To review and possibly acquire additional mineral bearing properties; and

(d) To sell the 356,000 shares of Sterlite common stock, and use the sales proceeds for working capital purposes.

(e) Pursue additional financing through private placements or joint ventures.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia.

The Company needs financing to meet its anticipated monthly administrative expenses of about $20,000 (exclusive of accrued officers' compensation), plus additional amounts for legal and accounting costs. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2005. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus it does not anticipate that any amount thereof will be exercised. In the event that no contemplated financing is obtained through the exercise of the Warrants (which the Company considers highly remote) or through its current financing plans, the Company does not have sufficient financial resources to meet its obligations.

The Company does not intend to engage in any research and development during 2004 and does not expect to purchase or sell any plant or significant equipment.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. CHANGES IN SECURITIES.

(a) On March 17, 2004 the Company issued 50,000 shares at the fair market value of $0.50 per share as determined by the Board of Directors to each of its five directors, Messrs. Aynilian, Gallagher, Garrison, Mason and Krikorian (for a total share issuance of 250,000 shares)as compensation for their service on the Board in 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a. The following documents are filed as part of this report:

         o Unaudited Condensed Financial Statements of the Company, including Balance Sheet as of March 31, 2004;

         o Statements of Operations and Statements of Cash Flows for each of the three-months ended March 31, 2004 and March 31, 2003, and for the development stage period from January 1, 1995 through March 31, 2004 and notes thereto, and the Exhibits which are listed on the Exhibit Index.


EXHIBIT NO.       DESCRIPTION OF EXHIBIT

Exhibit 10.64 Letter Agreement, dated May 27, 2004, between Global Gold Corporation and Melrose Metals and Minerals Limited

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K filed during the quarter ended March 31, 2004
CURRENT REPORT ON FORM 8-K, FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON JUNE 4, 2004, UNDER ITEM 4 OF FORM 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GLOBAL GOLD CORPORATION



                                       By: /s/ Drury J. Gallagher
June 8, 2004                               ----------------------
                                           Drury J. Gallagher, Chairman,
                                           Chief Executive Officer and Treasurer