Form 10QSB
period 2004-06-30
GLOBAL GOLD CORP
filed 2004-08-25
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended June 30, 2004

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

As of August 13, 2004 there were 9,281,301 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

        Condensed Balance Sheet - as of June 30, 2004 ...................... 3

        Condensed Statements of Operations for the three months and six months ended June 30, 2004 and June 30, 2003 and for the development stage period from January 1, 1995 through
        June 30, 2004 ...................................................... 4

        Condensed Statements of Cash Flows for the six months ended
        June 30, 2004 and June 30, 2003 and for the development stage period from January 1, 1995 through June 30, 2004 .................. 5

        Notes to Condensed Financial Statements (Unaudited) ................ 6-8

Item 2. Management's Discussion and Analysis or Plan of Operation........... 8-9

Item 3. Controls and Procedures ............................................ 9

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 9

Item 2. Changes in Securities............................................... 9

Item 3. Defaults Upon Senior Securities ....................................10

Item 4  Submission of Matters to a Vote of Security Holders ................10

Item 5  Other Information ..................................................10

Item 6. Exhibits and Reports on Form 8-K ...................................10

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                        Unaudited Condensed Balance Sheet

                                  June 30, 2004


                                     ASSETS

CURRENT ASSETS:Cash..............................................$     6,879

MINE ACQUISITION COSTS ..........................................    405,452
                                                                 ------------
                                                                 $   412,331
                                                                 ------------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

         Accounts payable and accrued expenses ..................$   212,935
         Due to related parties .................................    250,795
                                                                 ------------
                  TOTAL CURRENT LIABILITIES .....................    463,730
                                                                 ------------

  STOCKHOLDERS' EQUITY:
         Common stock $0.001 par, 100,000,000 shares authorized,
                  9,281,301 shares issued and outstanding........      9,281
         Additional paid-in capital..............................  6,170,834

         Unearned compensation...................................   (360,148)
         Accumulated deficit..................................... (2,907,648)
         Deficit accumulated during the development stage........ (2,963,718)
                                                                 ------------
                  TOTAL STOCKHOLDERS' DEFICIT....................    (51,399)
                                                                 ------------
                                                                 $   412,331

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                  Unaudited Condensed Statements of Operations


                                                                                                        Cumulative amount
                                                                                                               from
                                 April 1, 2004      April 1, 2003    January 1, 2004   January 1, 2003   January 1, 1995
                                    through            through           through           through           through
                                 June 30, 2004      June 30, 2003     June 30, 2004     June 30, 2003    June 30, 2004
                                 -------------      -------------     -------------     -------------   --------------
REVENUES                         $      -0-         $      -0-        $      -0-        $      -0-      $      -0-
                                 -------------      -------------     -------------     -------------   --------------

EXPENSES:

Selling general and
 administrative                       194,320             66,704           405,363           100,334        2,226,111
Mine exploration costs                  4,500             19,185            30,905            44,616          190,793
Legal fees                             17,460                ---            19,541               ---          712,175
Write-off investment in Georgia
 mining interests                         ---                ---               ---               ---          135,723
Gain on sale of interest in
 Global  Gold Armenia                     ---                ---               ---               ---         (268,874)
Gain on sale of interest in
 Sterlite Gold Ltd.                    (6,607)           (22,945)           (8,748)          (26,908)         (50,767)
Miscellaneous other                       ---                ---               ---               ---           18,557
                                 -------------      -------------     -------------     -------------   --------------
         TOTAL EXPENSES               209,673             62,944           447,061           118,042        2,963,718

NET GAIN/(LOSS)                      (209,673)           (62,944)         (447,061)         (118,042)   $  (2,963,718)
                                 =============      =============     =============     =============   ==============

NET LOSS PER SHARE-BASIC AND
 DILUTED                               $(0.02)            $(0.01)           $(0.05)           $(0.02)
                                 =============      =============     =============     =============   ==============

WEIGHTED AVERAGE SHARES
 OUTSTANDING                        9,802,345          7,599,092         9,805,239         6,672,235
                                 =============      =============     =============     =============   ==============



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                  Unaudited Condensed Statements of Cash Flows

                                                                                                      Cumulative Amount from
                                                          January 1, 2004        January 1, 2003          January 1, 1995
                                                              through                through                 through
                                                           June 30, 2004          June 30, 2003           June 30, 2004
                                                         -----------------      ------------------      ------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.................................................$      (447,061)       $       (118,042)       $      (2,963,718)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Provision for bad debts.............................            ---                     ---                  325,000
     Amortization of unearned compensation...............        164,842                  60,959                  330,664
     Gain on sale of Armenia mining
       interests.........................................            ---                     ---                (268,874)
     Write-off of mining investment in
       Georgia...........................................            ---                     ---                  135,723
     Gain on sale of investment
       in common stock of Sterlite Gold Ltd                       (8,748)                (26,908)                (50,767)
     Non-cash expenses related to issuance of
       common stock......................................            ---                     ---                  174,500
Changes in assets and liabilities:
     Organization costs..................................            ---                     ---                  (9,601)
     Accounts receivable and deposits....................            ---                     ---                    (154)
     Accounts payable and accrued expenses...............         37,397                 (5,185)                  329,609
                                                         -----------------      ------------------      ------------------

  NET CASH FLOWS USED IN OPERATING ACTIVITIES                   (253,570)                (89,176)              (1,997,618)
                                                         -----------------      ------------------      ------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining
       interests.........................................            ---                     ---                1,891,155
     Proceeds from sale of investment in
       common stock of Sterlite Gold Ltd.................         34,879                 111,846                  246,766
     Investment in certain mining interests
       - net of financing................................            ---                     ---                (153,494)
     Mine acquisition costs..............................        (32,678)                (91,353)             (1,194,683)
                                                         -----------------      ------------------      ------------------
  NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                        2,201                  20,493                 789,744
                                                         -----------------      ------------------      ------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement
       offering..........................................            ---                  87,500                 999,073
     Repuchase of common stock...........................            ---                     ---                (25,000)
     Due to related parties..............................        111,000                  18,079                 228,577
     Sale of warrants....................................            ---                     ---                     650
     Warrants exercised..................................            ---                     ---                     100
                                                         -----------------      ------------------      ------------------
  NET CASH FLOWS PROVIDED BY FINANCING
       ACTIVITIES                                                111,000                 105,579               1,203,400
                                                         -----------------      ------------------      ------------------
NET INCREASE (DECREASE) IN CASH..........................       (140,369)                 36,896                  (4,474)
CASH AND CASH EQUIVALENTS - beginning of
     period..............................................        147,247                   7,784                  11,352
                                                         -----------------      ------------------      ------------------
CASH AND CASH EQUIVALENTS - end of period................$         6,878        $         44,680        $          6,878
                                                         -----------------      ------------------      ------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid........................................$             0        $              0        $           2,683
                                                         =================      ==================      ==================
Interest paid............................................$             0        $              0        $          15,422
                                                         =================      ==================      ==================
Noncash Transactions:

Stock issued for unearned compensation...................$       125,000        $        737,500        $         822,500
Stock issued in exchange for accounts
payable..................................................            ---        $         25,000        $          25,000
                                                         =================      ==================      ==================
Due from related party for stock issuance................            ---        $         25,000        $          76,000
                                                         =================      ==================      ==================
Mine acquisition costs in accounts payables..............$        76,708        $         86,597        $          54,883
                                                         =================      ==================      ==================


                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                     Notes to Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2004

1. ORGANIZATION AND BUSINESS

Global Gold Corporation (the "Company") is currently in the development stage. Effective March 30, 2004, the Company was approved for trading on the OTC BB, with the trading symbol GBGD. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to its re-entry into the development stage on January 1,1995. During 1995, the Company changed its name from Triad Energy Corporation toGlobal Gold Corporation to pursue certain gold and copper mining rights in theformer Soviet Republics of Armenia and Georgia. The Company was previously engaged in the development of a gold mining project in Armenia, and had pursued various mining and other business opportunities thereafter, but without any such transactions.

In September 2002, the Company entered into negotiation to acquire a mining property in Chile. The Company, on January 15, 2003, entered into an option/purchase/lease agreement with Alfredo Soto Torino and Adrian Soto Torino for the purchase of copper gold properties in Chile (the Candelaria 1 to 3, the Santa Candelaria 1 to 8 and the Torino I mining claims 1 through 7 and Torino II mining claims 1 through 11) Chanaral District III (the "Chilean Agreement"). The Agreement was converted into a purchase Agreement on February 4, 2004, when the transfer was closed. In addition to the Chilean Agreement, in 2003, the Company has entered into agreements with two companies in Armenia, a member of the Commonwealth of Independent States. These agreements are with SHA, LLC for the acquisition of the Hankavan and Marjan mines (a transaction which was closed on December 21, 2003) and a "Purchase Deposit Agreement" on January 20, 2004 with Sipan I LLC, an Armenian company, for the purchase of the Litchvadz-Tei and Terterasar gold properties and associated processing plant and related assets in southern Armenia. On May 21, 2004, the date to conclude the share purchase agreement for this acquisition, was extended to June 30, 2004 and on July 19, 2004 it was extended again to September 1, 2004.

On January 24, 2003, the Company incorporated Global Oro LLC and Global Plata LLC, as wholly owned subsidiaries, in the State of Delaware. The companies were formed to be equal joint owners of a Chilean Limited Liability Company, not formed as of June 30, 2004, for the purpose of owning the Santa Candelaria Project. Neither company had any assets or liabilities as of June 30, 2004.

On August 18, 2003, the Company incorporated Global Gold Armenia LLC and Global Gold Mining LLC, as wholly owned subsidiaries, in the State of Delaware. Global Gold Armenia LLC was formed to own Global Gold Mining LLC which owns SHA LLC (which holds the licenses to the Hankavan and Marjan mines)and is intended to own SIPAN I LLC (which owns the licenses and property known as the Litchvadz-Tei and Terterasar mines as well as the associated processing plant)(SIPAN I LLC).

On May 27, 2004, the Company signed a financing and acquisition agreement with Melrose Metals & Minerals Limited of Perth, Australia (Melrose). As of August 13, 2004, Melrose has failed to perform its obligations and funding under the agreement.The Company is reviewing its options in consultation with Melrose.

2.BASIS OF PRESENTATION

The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2003 annual report on Form 10-KSB. The results of operations for the six-month period ending June 30, 2004 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2004

3. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues (other than interest income, proceeds from the sale of an interest in an Armenian mining venture, and the sale of marketable securities (consisting of common stock) received as consideration therewith) while incurring net costs in excess of $2,963,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operations. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from the Chilean mining interest acquired by it or other future projects. The accompanying financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

4. RELATED PARTY TRANSACTIONS

Transactions with Officers
The Company entered into Amended and Restated Employment Agreements with Messrs. Gallagher and Garrison and an initial Employment Agreement with Van Krikorian dated as of February 1, 2003 through June 30, 2006.

The Employment Agreements provided for base compensation of $100,000 for each twelve-month period (subject to payment as cash flow permits), and the granting of 900,000 shares as a restricted stock award subject to a substantial risk of forfeiture if any employee terminates his employment with the Company (other than by death or disability) over the term of the agreement, and which is to be earned, and vest ratably, during such period.

The Company issued 900,000 shares on February 21, 2003 to Messrs. Gallagher and Garrison and on June 1, 2003 to Mr. Krikorian at the fair market value of $0.25 per share as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized as compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the six-months ended June 30, 2004 is $150,000

Mr. Garrison resigned as of June 30, 2004. Under applicable provision of Mr. Garrison's Amended and Restated Employment Agreement he became vested in 373,167 shares out of the 900,000 shares of common stock awarded to him on a forfeitable basis, and forfeited 526,833 shares of such stock. In addition, the unpaid amount of $100,000.00 of his base compensation for the 12-month period ended June 30, 2004 will become due and payable on June 30, 2005. Mr.Garrison will serve as a director through December 31, 2004.

The amount of total unearned compensation amortized for the six-months ended June 30, 2004 is $164,842

Transactions with Directors

On March 17, 2004 the Company issued 50,000 shares at the fair market value of $0.50 per share as determined by the Board of Directors to each of its five directors, Messrs. Aynilian, Gallagher, Garrison, Mason and Krikorian (for a total share issuance of 250,000 shares)as compensation for their service on the Board in 2004. Such amounts have been reflected as unearned compensation and are being amortized as compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the six-months ended June 30, 2004 is $62,500.

5. INVESTMENTS IN SECURITIES

During the six months ended June 30, 2004, the Company sold 400,000 shares of common stock of Sterlite Gold Ltd. for net proceeds of $34,879 resulting in a gain on the sale of $8,747.


6. INCOME TAXES

The Company had deferred tax assets of approximately $1,059,000 at June 30, 2004. The Company established a valuation allowance for the full amount of such deferred tax assets at June 30, 2004, as management of the Company is unable to determine that it is more likely than not that the deferred tax assets will be realized. Additionally, the limitations of Section 382 of the Internal Revenue Code would further impair the utilization of a net operating loss deduction.

The following table reflects the Company's deferred tax assets as of June 30, 2004:

            Net operating loss carryforward  $1,059,000

            Valuation allowance              (1,059,000)
                                             -----------

            Net deferred tax asset           $       -0-
                                             ===========

The provision for income tax benefits differs from the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows:
                                               June 30,              June 30,
                                                 2004                  2003
                                           ----------------       --------------
           Income tax benefit computed
           at statutory rate               $      156,000         $      41,000

           Tax benefit not recognized            (156,000)              (41,000)
                                           ----------------       --------------
           Provision for income taxes      $           -0-        $          -0-
                                           ================       ==============

The net operating loss carryforward at June 30, 2004, was approximately $2,859,000 expires in the years 2004 to 2024.

7. AGREEMENT WITH MELROSE

 On May 27, 2004, the Company signed a financing and acquisition agreement with Melrose Metals & Minerals Limited of Perth, Australia (Melrose). The agreement provides for a staged financing of both the Company and Global Gold Mining, LLC, which includes the rights in the Hankavan and Marjan mining properties as well as the option on the Litchkvadz-Tei and Terterasar mines in Armenia. As of August 13, 2004, Melrose has failed to perform its obligations and funding under the agreement. The Company is reviewing its options in consultation with Melrose.




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


1. RESULTS OF OPERATIONS

SIX-MONTHS ENDED JUNE 30, 2004 AND SIX-MONTHS ENDED JUNE 30, 2003

During the six-month period ended June 30, 2004, the Company's administrative and other expenses were $405,363 which represented an increase of $305,029 from $100,334 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $314,842, exploration expenses of $30,905, accounting fees of $47,950, and higher travel expenses of $20,828 due to increased activity resulting from project development in Armenia and Chile.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, the Company's total assets were $412,331, of which $6,879 consisted of cash or cash equivalents.

The Company's plan of operation for the balance of calendar year 2004 is:

(a) To continue activities with regard to the Chilean mining properties acquired in January 2003;

(b) To develop the Hankavan and Marjan mining properties in Armenia acquired in December 2003 and to pursue and consummate the acquisition of the Armenia mining properties from Sipan 1, LLC;

(c) To review and possibly acquire additional mineral bearing properties; and

(d) Pursue additional financing through private placements or joint ventures.

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


GOING CONCERN CONSIDERATION
We have continued losses in each of our years of operation, negative cash flow and liquidity problems. Employee salaries are not being paid. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

On March 17, 2004 the Company issued 50,000 shares at the fair market value of $0.50 per share as determined by the Board of Directors to each of its five directors, Messrs. Aynilian, Gallagher, Garrison, Mason and Krikorian (for a total share issuance of 250,000 shares)as compensation for their service on the

Board in 2004. Mr. Garrison resigned as of June 30, 2004. Under applicable provision of Mr. Garrison's Amended and Restated Employment Agreement he became vested in 373,167 shares out of the 900,000 shares of common stock awarded to him on a forfeitable basis, and forfeited 526,833 shares of such stock.

Item 3. Defaults Upon Senior Securities.


None


Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None


Item 6. Exhibits and Reports on Form 8-K.

a. The following documents are filed as part of this report:

         o Unaudited Condensed Financial Statements of the Company, including Balance Sheet as of June 30, 2004;

         o Statements of Operations and Statements of Cash Flows for the three-months ended June 30, 2004 and June 30, 2003, and for the six-months ended June 30, 2004 and June 30, 2003 and for the development stage period from January 1, 1995 through June 30, 2004 and the Exhibits which are listed on the Exhibit Index.


EXHIBIT NO.                DESCRIPTION OF EXHIBIT

Exhibit 31.1               Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002


Exhibit 32.1               Certification of Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002


 (b) Reports on Form 8-K filed during the quarter ended June 30, 2004

Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 23, 2003, under Item 4 of Form 8-K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GLOBAL GOLD CORPORATION



                                              By:  /s/ Drury J. Gallagher
August 23, 2004                                    -----------------------------
                                                   Drury J. Gallagher, Chairman,
                                                   Chief Executive Officer and
                                                   Treasurer