Form 10QSB
period 2004-09-30
GLOBAL GOLD CORP
filed 2004-11-12
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

As of November 10, 2004 there were 12,571,301 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Balance Sheet - as of September 30, 2004 ..................3

         Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2004 and September
         30, 2003 and for the development stage period from January 1,
         1995 through September 30,2004 ......................................4

         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003 and for the development stage period from January 1, 1995 through
         September 30, 2004 ..................................................5

         Notes to Condensed Consolidated Financial Statements (Unaudited)...6-9

Item 2.  Management's Discussion and Analysis or Plan of Operation ......  10-11

Item 3.  Controls and Procedures ............................................11

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................11

Item 2.  Changes in Securities............................................11-12

Item 3   Defaults Upon Senior Securities ....................................12

Item 4   Submission of Matters to a Vote of Security Holders ................12

Item 5   Other Information ..................................................12

Item 6.  Exhibits and Reports on Form 8-K ...................................12

SIGNATURES...................................................................13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                 Unaudited Condensed Consolidated Balance Sheet

                               September 30, 2004


                                     ASSETS
                                     ------

CURRENT ASSETS:Cash..............................................$     5,505

MINE ACQUISITION COSTS ..............................................438,849
                                                                     -------
                                                                 $   444,354
                                                                     =======


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:

 Accounts payable and accrued expenses ..........................$   251,262
 Due to related parties .............................................307,462
                                                                     -------
                  TOTAL CURRENT LIABILITIES .........................558,724
                                                                     -------

  STOCKHOLDERS' EQUITY:
   Common stock $0.001 par, 100,000,000 shares authorized,
    9,281,301 shares issued and outstanding............................9,281
   Additional paid-in capital..................................... 6,170,834
   Unearned compensation............................................(294,191)
   Accumulated deficit............................................(2,907,648)
   Deficit accumulated during the development stage..... .........(3,092,646)
                                                                  -----------
                  TOTAL STOCKHOLDERS' DEFICIT.......................(114,370)
                                                                  -----------
                                                                 $   444,354
                                                                  ===========

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations

                                                                                                                         Cumulative
                                                                                                                           amount
                                                                                                                             from
                                                                                                                          January 1,
                                                                                                                             1995
                                         July 1, 2004         July 1, 2003       January 1, 2004     January 1, 2003       through
                                            through              through             through             through       September 30,
                                      September 30, 2004   September 30, 2003   September 30, 2004  September 30, 2003       2004
                                      ------------------   ------------------   ------------------  ------------------  ------------
REVENUES                                     $-0-                 $-0-                 $-0-                $-0-                $-0-
                                             ----                 ----                 ----                ----                ----

EXPENSES:

Selling general and administrative         120,089               191,570             525,452           291,904            2,346,200
Mine exploration costs                       5,264                 8,997              36,169            53,613              196,057
Legal fees                                   3,575                   ---              23,116               ---              715,750
Write-off investment in Georgia
   mining interests                            ---                   ---                 ---               ---              135,723
Gain on sale of interest in Global
   Gold Armenia                                ---                   ---                 ---               ---            (268,874)
Gain on sale of interest in Sterlite
   Gold Ltd.                                   ---               (10,492)             (8,748)          (37,400)             (50,767)
Miscellaneous other                            ---                   ---                 ---               ---               18,557
                                      ----------------     -----------------    ----------------    --------------      ------------
         TOTAL EXPENSES                    128,928               190,075             575,989           308,117            3,092,646

NET GAIN/(LOSS)                           (128,928)             (190,075)           (575,989)         (308,117)         $(3,092,646)
                                        ===========          ============         ============    ==============        ============

NET LOSS PER SHARE-BASIC AND DILUTED
                                          $(0.01)                $(0.02)             $(0.06)           $(0.04)
                                      ================     =================    ================    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                         9,281,301             9,068,134            9,268,663         7,550,048
                                      ================     =================    ================    ==============



                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                               Cumulative Amount
                                                                                                     from
                                                   January 1, 2004       January 1, 2003        January 1, 1995
                                                        through               through               through
                                                  September 30, 2004    September 30, 2003     September 30, 2004
                                                   -----------------    ------------------     -----------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss..........................................    $(575,989)           $(308,117)            $(3,092,646)
Adjustments to reconcile net loss
to net cash used in operating activities:
 Provision for bad debts..........................          ---                  ---                 325,000
 Amortization of unearned compensation............      230,799              112,132                 396,601
 Gain on sale of Armenia mining interests...                ---                  ---                (268,874)
 Write-off of mining investment in
  Georgia.........................................          ---                  ---                 135,723
 Gain on sale of investment
  in common stock of Sterlite Gold Ltd............       (8,748)             (37,400)                (50,767)
 Non-cash expenses related to issuance of common
  stock...........................................          ---                  ---                 174,500
Changes in assets and liabilities:
 Organization costs...............................          ---                  ---                  (9,601)
 Accounts receivable and deposits.................          ---                  ---                    (154)
 Accounts payable and accrued expenses............       75,725              101,525                 367,957
                                                         ------              -------               -----------

  NET CASH FLOWS USED IN OPERATING ACTIVITIES          (278,213)            (131,860)             (2,022,261)
                                                        -------             ---------              ---------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of Armenia mining
  interests.........................................        ---                  ---               1,891,155
 Proceeds from sale of investment in
  common stock of Sterlite Gold Ltd.................     34,879              161,537                 246,766
 Investment in certain mining interests
  - net of financing................................        ---                  ---                (153,494)
 Mine acquisition costs..............................   (66,075)            (245,613)             (1,228,080)
                                                        --------            ---------             -----------
  NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                             (31,196)             (84,076)                756,347
                                                        --------             --------                -------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from private placement                        ---              395,000                 999,073
 Repuchase of common stock...........................       ---              (25,000)                (25,000)
 Due to related parties..............................   167,667               25,863                 285,244
 Sale of warrants....................................       ---                  ---                     650
 Warrants exercised..................................       ---                  ---                     100
                                                        -------              -------                 -------
  NET CASH FLOWS PROVIDED BY FINANCING
       ACTIVITIES                                       167,667              395,863               1,260,067
                                                        -------              -------               ---------
NET INCREASE (DECREASE) IN CASH......................  (141,742)             179,927                  (5,847)
CASH AND CASH EQUIVALENTS - beginning of
     period..........................................   147,247                7,784                  11,352
                                                        -------              -------               ---------
CASH AND CASH EQUIVALENTS - end of period............ $   5,505            $ 187,711             $     5,505
                                                        -------              -------               ---------
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid....................................      $0                  $0                    $2,683
                                                           ==                  ==                     =====
Interest paid........................................     $15                  $0                   $15,437
                                                          ===                  ==                    ======
Noncash Transactions:

Stock issued for unearned compensation...............   $125,000            $675,000               $822,500
Stock issued in exchange for accounts
payable..............................................        ---             $25,000                 $25,000
                                                             ====            =======                 =======

                   The accompanying notes are an integral part
                    of these condensed financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2004

1. ORGANIZATION AND BUSINESS

Global Gold Corporation (the "Company") is currently in the development stage. Effective March 30, 2004, the Company was approved for trading on the OTC BB, with the trading symbol GBGD. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to its entry into the mining development stage on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company was engaged in the development of a gold mining project in Armenia, and had pursued various mining and other business opportunities thereafter, but without any such transactions until 2002.

In September 2002, the Company entered into negotiations to acquire a mining property in Chile. The Company, on January 15, 2003, entered into an option/purchase/lease agreement with Alfredo Soto Torino and Adrian Soto Torino for the purchase of copper gold properties in Chile (the Candelaria 1 to 3, the Santa Candelaria 1 to 8 and the Torino I mining claims 1 through 7 and Torino II mining claims 1 through 11) Chanaral District III (the "Chilean Agreement"). The Agreement was converted into a purchase Agreement on February 4, 2004, when the transfer was closed. In addition to the Chilean Agreement, in 2003, the Company has entered into agreements with two companies in Armenia, a member of the Commonwealth of Independent States. These agreements are with SHA, LLC for the acquisition of the Hankavan and Marjan mines (a transaction which was closed on December 21, 2003) and a "Purchase Deposit Agreement" on January 20, 2004 with Sipan I LLC, an Armenian company, for the purchase of the Litchkvadz-Tei and Terterasar gold properties and associated processing plant and related assets in southern Armenia. On May 21, 2004, the date to conclude the share purchase agreement for this acquisition, was extended to June 30, 2004 and on July 19, 2004 it was extended again to September 1, 2004. On October 18, 2004, the agreement was extended to December 1, 2004.

On January 24, 2003, the Company formed Global Oro LLC and Global Plata LLC, as wholly owned subsidiaries, in the State of Delaware. The companies were formed to be and are equal joint owners of a Chilean Limited Liability
Company, Minero Global Limitada which was formed as of May 6, 2003, for the purpose of owning the Santa Candelaria Project.

On August 18, 2003, the Company formed Global Gold Armenia, LLC. as a wholly owned subsidiary, in the State of Delaware. Global Gold Armenia, LLC formed Global Gold Mining LLC, as its wholly owned subsidiary in the State of Delaware which in turn owns SHA LLC (which holds the licenses to the Hankavan and Marjan mines)and is intended to own SIPAN I LLC (which owns the licenses and property known as the Litchkvadz-Tei and Terterasar mines as well as the associated processing plant)(SIPAN I LLC).

On May 27, 2004, the Company signed a financing and acquisition agreement with Melrose Metals & Minerals Limited of Perth, Australia (Melrose). Melrose failed to perform its obligations and funding under the agreement. The Company is reviewing its options in consultation with Melrose.

On November 4, 2004, the Company closed a private placement, described below, in which it raised $1,500,000 by selling 3,000,000 shares of its common stock at a price of $0.50 per share and warrants exercisable on or before December 1, 2006 to purchase an additional 3,000,000 shares at $0.75 per share. The Company is using these funds to further develop mining properties in Armenia and Chile and to pursue new opportunities.

2.BASIS OF PRESENTATION

The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2003 annual report on Form 10-KSB. The results of operations for the nine-month period ending September 30, 2004 are not necessarily indicative of the operating results to be expected for the full year ending December 31, 2004

3. GOING CONCERN

These financial statements have been prepared assuming that the Company will continue as a going concern. Since its inception, the Company, a development stage enterprise, has yet to generate revenues (other than interest income, proceeds from the sale of an interest in an Armenian mining venture, and the sale of marketable securities (consisting of common stock) received as consideration therewith) while incurring costs in excess of $3,412,000. Management is currently pursuing additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or achieve profitable operations. The Company expects to incur additional losses for the near term until such time as it derives substantial revenues from the Chilean mining interest acquired by it or other future projects. The accompanying financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

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

The Company issued 900,000 shares on February 21, 2003 to Messrs. Gallagher and Garrison and on June 1, 2003 to Mr. Krikorian at the fair market value of $0.25 per share as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized as compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the nine-months ended September 30, 2004 is $200,000

Mr. Garrison resigned as of June 30, 2004. Under applicable provision of Mr. Garrison's Employment Agreement he became vested in 373,167 shares out of the

900,000 shares of common stock awarded to him, and forfeited 526,833 shares of such stock. In addition, the unpaid amount of $100,000.00 of his base compensation for the 12-month period ended June 30, 2004 will become due and payable on June 30, 2005. Mr.Garrison will serve as a director through December 31, 2004.

The amount of total unearned compensation amortized for the nine-months ended September 30, 2004 is $362,507

Transactions with Directors

On March 17, 2004 the Company issued 50,000 shares at the fair market value of $0.50 per share as determined by the Board of Directors to each of its five directors, Messrs. Aynilian, Gallagher, Garrison, Mason and Krikorian (for a total share issuance of 250,000 shares)as compensation for their service on the Board in 2004. Such amounts have been reflected as unearned compensation and are being amortized as compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the nine-months ended September 30, 2004 is $93,750.

5. INVESTMENTS IN SECURITIES

During the nine months ended September 30, 2004, the Company sold 400,000 shares of common stock of Sterlite Gold Ltd. for net proceeds of $34,879 resulting in a gain on the sale of $8,748.

6. INCOME TAXES

The Company had deferred tax assets of approximately $1,104,000 at September 30, 2004. The Company established a valuation allowance for the full amount of such deferred tax assets at September 30, 2004, as management of the Company is unable to determine that it is more likely than not that the deferred tax assets will be realized. Additionally, the limitations of Section 382 of the Internal Revenue Code would further impair the utilization of a net operating loss deduction.

The following table reflects the Company's deferred tax assets as of September 30, 2004:

            Net operating loss carryforward             $1,104,000

            Valuation allowance                         (1,104,000)
                                                        -----------

            Net deferred tax asset                      $  -0-
                                                        ========


The provision for income tax benefits differs from the amount computed by applying the statutory federal income tax rate to the loss before income taxes as follows:

                                                 September 30,     September 30,
                                                    2004               2003
                                                 -------------     -------------
           Income tax benefit computed
           at statutory rate                      $ 202,000         $ 108,000

           Tax benefit not recognized              (202,000)         (108,000)
                                                   --------          ---------

           Provision for income taxes             $   -0-           $   -0-
                                                   ========          =========

The net operating loss carryforward at September 30, 2004, was approximately $3,154,000 expires in the years 2004 to 2024.

7.       SUBSEQUENT EVENTS

a. Effective October 1, 2004 Van Z. Krikorian became President of the Company, effective October 1, 2004.

b. Effective October 1, 2004 Dr. W.E.S. (Ted) Urquhart became Vice President for South America.

c. As of October 15, 2004, Robert Garrison resigned as a director of the Company. Mr. Garrison had previously resigned as President as of June 30, 2004.

d. On October 20, 2004, Sipan 1 confirmed the extension to December 1, 2004 of the January 2004 Purchase Deposit Agreement/option with the Company regarding the acquisition of the Litchkvadz-Tey and Terterasar mines as well as the associated processing plant in southern Armenia.

e. On November 4, 2004, the Company entered agreements and closed on a private placement of its common stock including one warrant for each share purchased with Firebird Global Master Fund, Ltd. ("FGMF"), Firebird Republics Fund, Ltd ("FRF"), and Firebird Avrora Fund, Ltd
         ("FAF") (the "Closing"). The price per share was $0.50.   The warrants
         to purchase additional shares are exercisable on or before December 1, 2006 at a price of $0.75 per share. At the Closing, the Company, FGMF, FRF, FAF, Drury J. Gallagher, NJA Investments, and Van Z. Krikorian entered a Stock Subscription and Stockholders Agreement. The Company issued: 1,500,000 shares of its common stock and 1,500,000 warrants to FGMF; 750,000 shares of its common stock and 750,000 warrants to FRF; and 750,000 shares of its common stock and 750,000 warrants to FAF. NJA Investments and Messrs. Gallagher and Krikorian, as stockholders, also agreed to other conditions, including: to vote their shares to elect one designee of FGMF, FRF, and FAF collectively to the Company's Board of Directors; and to grant FGMF, FRF, and FAF certain tag-along
         rights.   At the Closing, the Company, FGMF, FRF, and FAF also entered a Registration Rights Agreement, which generally grants on demand registration to FGMF, FRF, and FAF. As a further condition to close, the Company agreed to reduce accounts payable.

f. In connection with the Closing, on November 4, 2004, Drury J. Gallagher agreed with the Company to convert $100,000 of debt, which the Company owed him to 200,000 shares of the Company's common stock.

g. In connection with the Closing, on November 4, 2004, Robert Garrison agreed to exchange all of the Company's debt to him for a $50,000 salary payment to be made on or before November 15, 2004.

h. In connection with the Closing, on November 4, 2004, Analytix Capital agreed to terminate its consulting agreement with the Company in exchange for 90,000 shares of the Company's common stock, to cancel its warrants to purchase 15,000 shares of the Company's common stock in exchange for $15,000, and to maintain the Company's current office lease arrangements until at least May 4, 2005.

i. On November 4, 2004, NJA Investments, and Messrs. Gallagher, Garrison, and Krikorian agreed to the withdrawal of Robert Garrison from the parties' January 1, 2004 Stockholders Agreement. The January 1, 2004 Stockholders Agreement continues to be in force for the remaining parties.

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


1. RESULTS OF OPERATIONS

NINE-MONTHS ENDED SEPTEMBER 30, 2004 AND NINE-MONTHS ENDED SEPTMEBER 30, 2003

During the nine-month period ended September 30, 2004, the Company's administrative and other expenses were $525,452 which represented an increase of $233,548 from $291,904 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $430,799, exploration expenses of $36,169, accounting fees of $52,450, and higher travel expenses of $22,258 due to increased activity resulting from project development in Armenia and Chile.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, the Company's total assets were $444,354, of which $5,505 consisted of cash or cash equivalents.

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

The Company needs financing to meet its anticipated monthly administrative expenses of about $20,000, plus additional amounts for legal and accounting costs. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2005. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. However, the Company does not believe that the Warrants will be exercised under existing circumstances, and thus it does not anticipate that any amount thereof will be exercised.

The Company does not intend to engage in any research and development during 2004 and does not expect to purchase or sell any plant or significant equipment.

GOING CONCERN CONSIDERATION

The following has been affected by transactions described in Item 5, Subsequent Events.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.
Subsequent Events
-----------------
a. Effective October 1, 2004 Van Z. Krikorian became President of the Company, effective October 1, 2004.

b. Effective October 1, 2004 Dr. W.E.S. (Ted) Urquhart became Vice President for South America.

c. As of October 15, 2004, Robert Garrison resigned as a director of the Company. Mr. Garrison had previously resigned as President as of June 30, 2004.

d. On October 20, 2004, Sipan 1 confirmed the extension to December 1, 2004 of the January 2004 Purchase Deposit Agreement/option with the Company regarding the acquisition of the Litchkvadz-Tey and Terterasar mines as well as the associated processing plant in southern Armenia.

e. On November 4, 2004, the Company entered agreements and closed on a private placement of its common stock including one warrant for each share purchased with Firebird Global Master Fund, Ltd. ("FGMF"), Firebird Republics Fund, Ltd ("FRF"), and Firebird Avrora Fund, Ltd
         ("FAF") (the "Closing"). The price per share was $0.50.   The warrants
         to purchase additional shares are exercisable on or before December 1, 2006 at a price of $0.75 per share. At the Closing, the Company, FGMF, FRF, FAF, Drury J. Gallagher, NJA Investments, and Van Z. Krikorian entered a Stock Subscription and Stockholders Agreement. The Company issued: 1,500,000 shares of its common stock and 1,500,000 warrants to FGMF; 750,000 shares of its common stock and 750,000 warrants to FRF; and 750,000 shares of its common stock and 750,000 warrants to FAF. NJA Investments and Messrs. Gallagher and Krikorian, as stockholders, also agreed to other conditions, including: to vote their shares to elect one designee of FGMF, FRF, and FAF collectively to the Company's Board of Directors; and to grant FGMF, FRF, and FAF certain tag-along
         rights.   At the Closing, the Company, FGMF, FRF, and FAF also entered a Registration Rights Agreement, which generally grants on demand registration to FGMF, FRF, and FAF. As a further condition to close, the Company agreed to reduce accounts payable.

f. In connection with the Closing, on November 4, 2004, Drury J. Gallagher agreed with the Company to convert $100,000 of debt, which the Company owed him to 200,000 shares of the Company's common stock.

g. In connection with the Closing, on November 4, 2004, Robert Garrison agreed to exchange all of the Company's debt to him for a $50,000 salary payment to be made on or before November 15, 2004.

h. In connection with the Closing, on November 4, 2004, Analytix Capital agreed to terminate its consulting agreement with the Company in exchange for 90,000 shares of the Company's common stock, to cancel its warrants to purchase 15,000 shares of the Company's common stock in exchange for $15,000, and to maintain the Company's current office lease arrangements until at least May 4, 2005.

i. On November 4, 2004, NJA Investments, and Messrs. Gallagher, Garrison, and Krikorian agreed to the withdrawal of Robert Garrison from the parties' January 1, 2004 Stockholders Agreement. The January 1, 2004 Stockholders Agreement continues to be in force for the remaining parties.

Item 6. Exhibits and Reports on Form 8-K.

a. Reports on 8-K:

         None


EXHIBIT NO.       DESCRIPTION OF EXHIBIT



10.1              November 4, 2004 Stock Subscription and Stockholders Agreement

10.2              November 4, 2004 Registration Rights Agreement

10.3 November 4, 2004 Common Stock Purchase Warrants - (a) Firebird Global Master Fund, Ltd.;

10.4 November 4, 2004 Common Stock Purchase Warrants - (b) Firebird Republics Fund, Ltd.;

10.5 November 4, 2004 Common Stock Purchase Warrants - (c) Firebird Avrora Fund, Ltd.

10.6              November 4, 2004 Analytix Capital Agreement

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 (b) Reports on Form 8-K filed during the quarter ended September 30, 2004

                                      None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GLOBAL GOLD CORPORATION



                                                By:  /s/ Drury J. Gallagher
November 12, 2004                                  ---------------------------
                                                   Drury J. Gallagher, Chairman,
                                                   Chief Executive Officer and
                                                   Treasurer