Form 10KSB
period 2004-12-31
GLOBAL GOLD CORP
filed 2005-03-31
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

The issuer's revenues for its most recent fiscal year ending December 31, 2004 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 23, 2005, was $1,531,240.

As of March 23, 2005 there were 13,461,301 shares of the registrant's Common Stock outstanding.

(1) As of December 31, 2004, the Company's Common Stock was publicly traded. However, the Board of Directors of the Company determined that the fair market value of the Common Stock based on the share price of the most recent sale of common stock as of December 31, 2004 was $0.50 per share.

ITEM 1.  DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold Corporation (the "Company") is currently in the development stage. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company was previously engaged in the development of a gold mining project in Armenia, and had pursued various mining and other business opportunities thereafter, but without any such transactions (see following Project Descriptions). In September 2002, the Company entered into negotiation to acquire a mining property in Chile. The Company, on January 15, 2003, entered into an option/purchase/lease agreement with Alfredo Soto Torino and Adrian Soto Torino for the purchase of copper gold properties in Chile (the Candelaria 1 to 3, the Santa Candelaria 1 to 8 and the Torino I mining claims 1 through 7 and Torino II mining claims 1 through 11) Chanaral District III (the "Chilean Agreement"). The Company currently refers to all of the properties acquired by the Chilean Agreement as "Santa Candalaria." The Agreement was converted into a purchase agreement on February 4, 2004.

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

On January 24, 2003, the Company formed Global Gold Oro LLC and Global Gold Plata LLC, as wholly owned companies, in the State of Delaware. The companies were formed to be equal joint owners of a Chilean Limited Liability Company, Minera Global Chile Limitada, formed as of May 6, 2003, for the purpose of owning and which currently owns the mining rights to the Santa Candalaria ("Minera Global").

On August 18, 2003, the Company formed Global Gold Armenia LLC and Global
Gold Mining LLC, as wholly owned companies, in the State of Delaware. Global Gold Mining LLC was formed to own Global Gold Armenia LLC which owns all of shares of SHA, LLC and is intended to be the entity through which the shares or assets of SIPAN I, LLC are owned.

(2) INITIAL ARMENIAN MINING PROJECT

In 1996, the Company acquired rights under a Joint Venture Agreement with the Ministry of Industry of Armenia and Armgold, S.E., the Armenian state enterprise, to provide capital and multistage financing of the Armenian gold industry, which rights were finalized under the Second Armenian Gold Recovery Company Joint Venture Agreement dated as of September 30, 1997.

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

In connection with Sterlite's purchase of the Company's remaining 20% interest in GGA, the Company received a certificate representing special warrants to purchase 4,000,000 shares of First Dynasty common stock. In September 1999, the warrants were exchanged for 4,000,000 shares of First Dynasty common stock. As of December 31, 2004, the Company did not own any shares of Sterlite common stock.

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

(3) PRIOR GEORGIAN MINING PROJECT

As of December 31, 1997, the Company abandoned its pursuit of any mining project in the country of Georgia.

For a further description of the background concerning the Georgian mining project, an interested person can review the annual reports previously filed by the Company with the SEC.

(4) RECENT ACTIVITIES

The Company's principal activity at present consists of developing its copper/gold property in the Chanaral District III in Chile. On January 15, 2003, the Company entered into an option/purchase/lease agreement with Alfred Soto Torino and Adrian Soto Torino for the purchase of copper and gold properties in Chile for a total purchase price of U.S. $400,000 which was non-interest bearing and payable over four years at U.S. $25,000 per quarter, commencing on March 31, 2003, which first payment was made. In addition to the purchase price, a royalty of U.S. $1 per ounce was to be paid quarterly, on all ounces of gold produced in excess of 500,000 ounces, provided that the average price of gold per quarter exceeded U.S. $310 per ounce as reported by the London Metal Exchange.

On February 4, 2004, the Company renegotiated the contract to purchase the Chilean property for an additional payment of U.S. $25,000, making the total purchase price U.S. $50,000 plus a royalty of U.S. $1 per ounce to be paid quarterly on all ounces of gold produced up to 500,000 ounces, provided that the average price of gold per quarter exceeds U.S. $310 per ounce as reported by the London Metal Exchange.

The Chilean property consists of approximately 1,100 acres in total, including the Candelaria Mining Claims 1 to 3, Santa Candelaria 1 to 8 and the Torino I,1 to 7 and the Torino II,1 to 11. The Company has not yet developed a feasibility report for the development of these properties, and has not yet ascertained the amount of the proven or probable reserves of gold, copper and other minerals on the property, if any. On March , 2005, Minera Global entered a contract with Adrian Soto-Torino to mine the vein structure historically mined at the Santa Canadalaria, and plans to begin a drilling program in the second quarter of 2005 to further explore the property.

On October 28, 2003, the Company entered into an agreement on cooperation and confidentiality and to negotiate with Sipan I, LLC, an Armenian company, for the purchase of the Lichvaz-TEI and Terterasar gold/silver properties and the Aigedzor Processing Plant in southern Armenia.

On December 26, 2003, the Company advanced U.S. $50,000 to Sipan I LLC as a deposit towards the purchase of the Lichkvadz-Tei and Terterasar Mining Properties defined in the October 28, 2002 agreement on cooperation and confidentiality and to negotiate.

On January 20, 2004, the Company entered into a Purchase Deposit Agreement with Sipan I, LLC that provides for a deposit of $50,000 against a $3,300,000 payment due at the closing date less the deposit, and a $1,000,000 reserve to be held by the Company for three years that will accrue interest from the closing date. The reserve will be used to indemnify and hold the Company harmless from any liabilities related to Sipan I, LLC prior to the closing. The date to execute a purchase and sale agreement was extended to January 15, 2005. The deposit is non refundable unless Sipan I LLC is unable or unwilling to close the sale transaction and such failure was not caused by actions of the Company. On February 25, 2005, the Company gave notice that Sipan I, LLC was in default of the Purchase Deposit Agreement, but the companies have continued discussions in an effort to close the contemplated transaction.

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

The Hankavan mine deposit is located in central Armenia between Vanadzor and Meghradzor north of the Marmarik River. The Marjan property is located in south central Armenia and is a polymetallic; gold, silver, lead, and zinc ore body. The Company has not yet developed a feasibility report for the development of these properties, and has not yet determined the amount of proven or probable reserves of gold, copper and other minerals on the property, if any. At Hankavan, A program to reopen the previously constructed exploration tunnels surveying geological mapping, sampling and chemical analyses has been developed and began in the fourth quarter of 2004 and is anticipated for completion in the second quarter of 2005. This program focuses on a particular area within the entire Hanakvan orebody which was previously reported by Gosudarstvennoy Komissi Zapasam Poleznikh Iskopaemikh ("GKZ) to have a higher gold content than the balance of the primarily copper and molybdenum orebody. At Marjan in 2004, the Company developed an exploration program which, for climactic reasons, is planned to begin in the second quarter of 2005.

The Company has also identified other mining and exploration properties in Armenia and in Chile which it is evaluating for acquisition and development. On January 25, 2005, SHA submitted applications to the Armenian Government for exploration for five additional mineral bearing properties proximate to Hankavan.

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

NEED FOR KEY PERSONNEL

The Company presently only has one officer intimately familiar with the operation of mining projects or the development of such projects. While the Company does not believe the loss of its president or any other director or officer of the Company will materially and adversely affect its long-term business prospects, the loss of any of the Company's senior personnel might potentially adversely affect the Company until a suitable replacement could be found. The Company continues to employ independent consultants and engineers, and employs through wholly owned companies personnel with mining, geology, and related backgrounds in Armenia and in Chile.

TRADING MARKET

The shares of the Company's common stock are currently traded on the OTC Bulletin Board. The shares of the Company's common stock were declared eligible for trading on the OTC Bulletin Board, effective March 30, 2004.

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

The occurrence of any of these can delay or interrupt exploration and production, increase exploration and production costs and result in liability to the owner or operator of the mine. The Group may become subject to liability for pollution or other hazards against which it has not insured or cannot insure, including those in respect of past mining activities for which it was not responsible.

MINING CONCESSIONS, PERMITS AND LICENSES

The Company's mining and processing activities are dependent upon the grant of appropriate licenses, concessions, leases, permits and regulatory consents which may be withdrawn or made subject to limitations. Although the Company believes that the licenses, concessions, leases, permits and consents it holds will be renewed, if required, when they expire, according to the current laws applicable in the respective countries, there can be no assurance that they will be renewed or as to the terms of any such renewal. All mineral rights within the countries in which the Group is currently operating and state-owned.

EXPLORATION RISKS

Minerals exploration is speculative in nature, involves many risks and frequently is unsuccessful. There can be no assurance that any mineralization discovered will result in an increase in the proven and probable reserves of the Company. If reserves are developed, it can take a number of years from the initial phases of drilling and identification of mineralization until production is possible, during which time the economic feasibility of production may change. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract metals from ore and, in the cases of new properties, to construct mining and processing facilities. As a result of these uncertainties, no assurance can be given that the exploration programs undertaken by the Company will result in any new commercial mining operations being brought into operation.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman and Chief Executive Officer and Van Z. Krikorian, President, General Counsel and Director, own 2,428,453, and 950,000 shares respectively, or a total of 3,378,453 shares, out of the 12,611,301 shares of the Company's Common Stock issued and outstanding as of December 31, 2004. The two Company officers and NJA Investments owner of 1,450,000 common shares of the issued and outstanding shares, entered into a shareholders agreement dated January 1, 2004, that provides for each of the shareholders in the agreement to vote for the others as directors. In addition, Firebird Global Master Fund, Ltd., Firebird Republics Fund, Ltd., and Firebird Avrora Fund, Ltd. own 1,500,000, 750,000, and 750,000 shares of the common stock issued and outstanding as of December 31, 2004. If all of the above persons were to act in concert (as to which there is no assurance), they would effectively control most if not all matters, affecting the Company, including the election of its directors.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company rents office space in a commercial building at 104 Field Point Road, Greenwich, CT on a month to month basis at a rental cost of $1,500 per month from Analytix Capital, which until November 4, 2004 also served as a financial advisor to the Company.

For a description of the mining properties in which the Company has an interest, see "Armenian mining project" and "Recent Activities".

ITEM 3.  LEGAL PROCEEDINGS

Except as noted below, there is no material pending legal proceeding to which the Company is a party or to which any of its properties is subject.

On October 4, 1999, Penn Med Consultants, Inc. ("PennMed"), Drury J. Gallagher ("Gallagher") and other officers of PennMed entered into a Settlement Agreement of a Civil False Claims Act lawsuit with the United States of America, the Office of Inspector General of the United States Department of Health and Human Services, the Pennsylvania Department of Public Welfare and qui tam relators. The Settlement Agreement ended an investigation into allegedly fraudulent administrative expenses which adversely affected reimbursement from the Medicare and Pennsylvania Medicaid programs by PennMed. Under the Settlement Agreement, PennMed, Gallagher and the other PennMed officers agreed to pay the Federal Government and the Pennsylvania Department of Public Welfare a restitution amount and PennMed agreed to adhere to a comprehensive compliance program without any admission of wrongdoing on behalf of the defendants. In addition, Gallagher agreed to exclusion, for a period of five years, from participation in the Medicare, Medicaid and all other federal and Pennsylvania state health care programs, including managed care programs. Such exclusion has national affect and also applies to other federal procurement and non-procurement programs. Gallagher waived his right under any statute or regulation to payment from Medicare, Medicaid, TRICARE, the Veterans Administration or the Federal Employee Health Benefit Program administered by the Office of Personnel Management during the subject exclusion. PennMed continues to operate the nursing home business previously conducted by it. The five year exclusion period applicable to Gallagher ended on October 4, 2004.

The Company was never a defendant in such action and was not a party to the Settlement Agreement which concluded the investigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Shares of the Company's common stock were authorized for trading on the OTC Bulletin Board on March 30, 2004, and have been traded there since under the symbol"GBGD." The high and low per share price prices and dividends that were paid therefore for 2003 and 2004 were as follows:

                   2003                       2004
                   ----                       ----
Quarter      High* Low* Dividend        High  Low  Dividend
-------      ----  ---  --------        ----  ---  --------
1st           -     -      0             -     -   $   0
2nd           -     -      0            0.01  0.03     0
3rd           -     -      0            0.03  1.01     0
4th           -     -      0            0.25  0.30     0

* The shares of the Company's common stock were not publicly traded until March 31, 2004.

         (b) As of March 23, 2005, the Company had 13,461,301 issued and outstanding shares of its Common Stock.

         (c) As of March 23, 2005, there were approximately 1,200 holders of record of shares of the Company's Common Stock.

         (d) The Company did not pay or declare any cash dividends on its shares of Common Stock during its last two fiscal years ended December 31, 2003 and December 31, 2004 and does not anticipate paying any dividends in the foreseeable future.

         (e) The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

Sales of Securities. (a) On March 17, 2004 the Company issued 50,000 shares to each of its five directors then serving as compensation for their service at the fair market value of $0.50 per share as determined by the Board of Directors. The Company issued such securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act");(b) On December 6, 2004, the Company issued 40,000 shares of its common stock to its Vice President Dr. W.E.S. Urquhart in consideration for forgiveness of salary debt also valued at the fair value of $0.50 per share as determined by the Board of Directors. The Company issued such securities in reliance upon section 4 (2) of the Act.(c) On November 4, 2004, the Company sold 1,500,000, 750,000, and 750,000 shares at a purchase price of $0.50 per share to each of Firebird Global Master Fund, Ltd., Firebird Republics Fund, Ltd., and Firebird Avrora Fund, Ltd, respectively, together with warrants to purchase 1,500,000, 750,000, and 750,000 shares of the Company's common stock at an exercise price of $0.75 per share, respectively, expiring on December 1, 2006. The Company believes each such person is an accredited investor under the meaning of Regulation D issued under the Act. The Company issued such shares in reliance on Section 4(2) of the Act. For a description of other sales of securities by the Company during 2004, see Item 6, Management's Discussion and Analysis or Plan of Operation. All of the sales of securities were accomplished as private placements exempt from the registration requirements of the federal securities laws. (d) On November 4, 2004, the Company issued 200,000 shares to Drury J. Gallagher in cancellation of his debt of $100,000. The Company issued such securities in reliance upon section 4 (2) of the act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

TWELVE-MONTHS ENDED DECEMBER 31, 2004 AND TWELVE-MONTHS ENDED DECEMBER 31, 2003

During the twelve-month period ended December 31, 2004, the Company's administrative and other expenses were $711,512 which represented an increase of $253,560 from $457,952 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $225,112, accounting fees of $13,100, and higher travel expenses of $9,445 due to increased activity resulting from project development in Armenia and Chile.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2004, the Company's total assets were $1,464,479, of which $1,014,268 consisted of cash or cash equivalents.

The Company's plan of operation for the calendar year 2005 is:

(a) To continue exploration activities and commence mining with regard to the Santa Candalaria Chilean mining properties purchased in February 2004;

(b) To develop the Hankavan and Marjan mining properties in Armenia acquired in December 2003, to engage in further exploration in Armenia, and to pursue and consummate the acquisition of the Armenia mining properties from Sipan 1, LLC;

(c) To review and possibly acquire additional mineral bearing properties; and

(d) Pursue additional financing through private placements or joint ventures.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia.

The Company anticipates in 2005 spending approximately $20,000 per month in Chile after an initial expenditure of approximately $40,000 to finance mining operations which are anticipated to earn approximately $45,000 per month at the Santa Candalaria mine (although there can be no assurance of such result), and the Company further anticipates approximately $100,000 for drilling and further exploration at the Santa Candalaria property.

The Company also anticipates spending additional funds in Armenia for further exploration and development as well as acquisition of properties. The Company anticipates that it may have to issue additional equity or debt to finance its planned activities. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2005. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. In addition, the Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 3,000,000 million shares of Common Stock of the Company at an exercise price of $0.75 per share, which expire on December 1, 2006. If these Warrants were exercised in full, the Company would receive $2,250,000 in gross proceeds.

The Company does not intend to engage in any research and development during 2005 and does not expect sell any plant or significant equipment; it does anticipate purchasing processing plant and equipment assets.

The Company has been able to continue its development stage activities based upon its receipt of funds from the issuance of equity securities and shareholder loans, and by acquiring assets or paying expenses by issuing stock. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of our securities or borrowings. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

ITEM 7.  FINANCIAL STATEMENTS

The audited financial statements of the Company, notes thereto and reports of Independent Certified Public Accountants thereon for the years ended December 31, 2004 by Allen G. Roth, P.A. and December 31, 2003 by Marcum & Kliegman LLP, are attached hereto as a part of, and at the end of, this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2004, the last day of the fiscal year covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d-14). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected or are likely to affect materially the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

 Name                      Age      Office or Position with the Company
 ----                      ---      -----------------------------------

 Drury J. Gallagher        66       Chairman, Chief Executive Officer,
                                    Treasurer and Director

 Van Z. Krikorian          45       President and General Counsel and
                                    Director

 Dr. W.E.S. Urquhart       54       Vice President

 Nicholas J. Aynilian      41       Director

 Ian C. Hague              43       Director

 Michael T. Mason          59       Director



Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Each director receives 50,000 shares of the Company's common stock per year for their services as a director. The shares payable for services for the year 2005 were issued on January 11, 2005. Officers are appointed by the Board of Directors. On January 1, 2004, Van K. Krikorian, Nicholas J. Aynilian and Michael T. Mason were appointed directors of the Company. On January 11, 2005, Ian C. Hague was appointed as director.

The Board of Directors has appointed an audit committee consisting of Messrs. Aynilian and Mason, but has not appointed any compensation or any other committee. Instead, the Board acts as a whole in other matters.

Mr. Gallagher has served as a director since 1981 and as Chairman, President and Treasurer of the Company from 1982 until February 1, 1997 and as Chairman, Chief Executive Officer and Treasurer since that date.

Mr. Krikorian has served as Vice President and General Counsel from June 1, 2003, as director from January 1, 2004, and as President and General Counsel since October 1, 2004. He is an Adjunct Professor of Law at Pace University Law School and is on the International Council of the George Washington University Elliott School. Prior to joining the Company, Mr. Krikorian was a partner in the New York office of Vedder, Price, Kaufman & Kammholz LLP from 1998 to 2003 and practiced law with Patterson, Belknap, Webb & Tyler from 1993 to 1998. He represented the Company as outside counsel since 1995. In 1992, Mr Krikorian was Armenia's Counselor and Deputy Representative to the United Nations.

Dr. W.E.S. Urquhart is Vice President in charge of the Company's operations in South America and also consults with the Company on its Aremnian and other operations. He has a Ph.D. in geology and over 30 years experience in geophysics. Dr.Urquhart was an owner and President of High Sense Geophysics, Ltd. until it was sold to Fugro N.V. in 2000. He was a director and past Vice President of the Prospectors and Developers Association of Canada.

Mr. Aynilian, a director since January 1, 2004, is Vice-President, Secretary and Treasurer of N.Y. Aynilian & Co., Inc. from 1982 to present. He was the founder, President, Secretary and Treasurer of Vanick Properties Incorporated from 1987 to present, and also the founder, President, Secretary and Treasurer of Aynilian Funding Corporation from 1992 to present as well as the founder and Sole Proprietor of N.J.A. Investments from 1986 to present.

Mr. Hague, a director since January 11, 2005, is a cofounder of Firebird Management, LLC which manages over $1.2 billion in seven funds. He is the lead manager of Firebird Fund, Firebird New Russia Fund, and Firebird Republics Fund. Mr. Hague serves as a member of the Supervisory Board of the Bank of Georgia and is on the Board of Directors of Amber Trust, a private equity fund specializing in companies in the Baltic States.

Mr. Mason, a director since January 1, 2004, is President, Managing Director, Director, Managing Partner and Principal of MBMI Resources Inc., from 1997 to present. He is also the Managing Partner of Mineral Services LLC. from 1999 to the present. In addition, he is the Managing Director and Principal of Tradellion, Inc. from 1997 to the present.

Given the fact that the Company has only two employees in the United States, all of whom are members of the Board of Directors, and given the limited scope of the Company's operations to date, the Company has not yet adopted a code of ethics within the meaning of Item 406 of Regulation S-B, but is considering the adoption of a code of ethics in the future.

ITEM 10. EXECUTIVE COMPENSATION

         (a) The summary compensation table shown below indicates the cash or accrued compensation paid by the Company as well as other compensation paid or accrued to the Chairman and Chief Executive Officer (the Company's chief executive officer) and the other executive officers at December 31, 2004 for services rendered in all capacities during calendar years 2004, 2003 and 2002.


                           SUMMARY COMPENSATION TABLE

                                                                Securities
                                                                Underlying
      Name and                                    Restricted   Options/SARs     All Other
 Principal Position    Year     Salary     Bonus    Awards          (#)        Compensation
 ------------------    ----    --------    -----   --------    ------------    ------------

 Drury J. Gallagher    2004    $100,000     -0-       -0-            -0-            -0-
 Chairman, Chief       2003    $ 45,000     -0-     900,000          -0-        $50,000(i)
 Executive Officer     2002    $  5,000     -0-       -0-        150,000            -0-
 and Treasurer
 (the Company's
 Chief Executive
 Officer)

 Robert A. Garrison    2004    $ 50,000     -0-         -0-          -0-        $50,000(i)
 President, Chief      2003    $ 45,000     -0-     900,000          -0-        $50,000(i)
 Operating Officer,    2002    $  5,000     -0-         -0-     150,000              -0-
 Chief Financial
 Officer and
 Secretary (the
 Company's Chief
 Financial Officer until June 30, 2004)

 Van Z. Krikorian      2004    $100,000     -0-         -0-          -0-            -0-
 President and         2003    $103,333     -0-     900,000          -0-            -0-
 General Counsel

 Dr. W.E.S Urquhart    2004    $    -0-     -0-      40,000          -0-            -0-

 ---------
 (i) Deferred Compensation.

         (b) Stock Options and Awards

         The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. A total of 200,000 shares remain to be issued under the 1995 Stock Option Plan as of March 31, 2005. All options under the plan will expire on June 30, 2007.


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
 President, Chief
 Operating
 Officer


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Set forth below is information as of December 31, 2004 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by (i) each person who is known to the Company to own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group:


 Title of      Name and Address of                   Number of
  Class        Beneficial Owner                      Shares (1)     Percent of Class
 --------      ----------------                      ------------    ---------------

 (i) More than 5% Beneficial Owners

 Common        Robert A. Garrison                    1,680,367(2)         13.10(2)
               44 Lords Highway East
               Weston, CT 06883

 Common        Firebird Global Master Fund, LTD      3,000,000            21.25(3)
               c/o Citco Fund Services (Cayman) Ltd
               Regatta Office Park, West Bay Park
               PO Box 31106, SMB
               Grand Cayman, Cayman Islands

 Common        Firebird Republics Fund, LTD          1,500,000            11.23(4)
               c/o Trident Trust Co. (Cayman) Ltd
               1 Capital Place, Box 847
               Grand Cayman, Cayman Islands

 Common        Firebird Avrora Fund, LTD             1,500,000            11.23(5)
               c/o Trident Trust Co. (Cayman) Ltd
               1 Capital Place, Box 847
               Grand Cayman, Cayman Islands







 (ii) Directors and Executive Officers

 Common        Drury J. Gallagher                    2,678,453(6)          20.83(6)
               107 Eakins Road
               Manhasset, NY 11030

 Common        Nicholas J. Aynilian                   1,450,000             11.50(7)
               P.O. Box 1963
               Canal Street Station
               New York, NY  10013

 Common        Van Z. Krikorian                         950,000              7.53(8)
               5 Frederick Court
               Harrison, NY 10528

 Common        Michael T. Mason                          50,000                0.40
               142 Stratford Avenue
               Garden City, NY 11530

 Common        Dr. W.E.S. Urquhart                       40,000                0.32
               San Juan de la Cruz 13631
               Las Condes
               Santiage, Chile


 (iii) All Directors and Officers as a Group          5,168,453               40.20


(1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares, warrants and options which such person has the right to acquire within 60 days after December 31, 2004. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares, warrants and options which such person has the right to acquire within 60 days after December 31, 2004 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person. The total amount of all these shares, warrants and options is 16,241,301

(2) This amount includes 100,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Mr. Garrison, 150,000 shares of common stock issuable upon the exercise of options granted under the stock option agreement dated July 1, 2002 and 373,167 shares of common stock as a stock award under the terms of the February 1, 2003 amended and restated four-year employment agreement.

(3) This amount includes 1,500,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Firebird Global Master Fund, LTD under the Stock Subscription and Stockholders Agreement dated November 4, 2004.

(4) This amount includes 750,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Firebird Republics Fund, LTD under the Stock Subscription and Stockholders Agreement dated November 4, 2004.

(5) This amount includes 750,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Firebird Avrora Fund, LTD under the Stock Subscription and Stockholders Agreement dated November 4, 2004.

(6) This amount includes 100,000 shares of common stock issuable upon the exercise of the Warrants acquired by Mr. Gallagher, 150,000 shares of Common Stock issuable upon the exercise of options granted under the stock option agreement dated July 1, 2002 and 900,000 shares of common stock as a stock award under the terms of the February 1, 2003 amended and restated four-year employment agreement.

(7) This amount includes 1,400,000 shares owned by NJA Investments, Inc as to which Mr. Aynilian has the sole voting power and the sole investment power.

(8) This amount includes 900,000 shares of Common Stock as a stock award under his June 8, 2003 employment agreement.

(b) As of December 31, 2004, there were no arrangements in effect which may result in a change of control of the Company.


        The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2004.

                                Number of Securities to       Weighted average exercise       Number of securities remaining
                                be issued upon exercise         price of outstanding       available for issuance under equity of
                                  outstanding options,          options, warrants and         compensation plans (excluding
                                  warrants and rights                  rights                securities reflected in column (a))
     Plan Category                      (a) (#)                   (b)($)                           (c) (#)
     -------------              -----------------------       -------------------------    -------------------------------------
Equity compensation plans
approved by security holders(1)          500,000                   $.17                                  200,000

Equity compensation plans not
approved by security holders                   0                      0                                        0
                                      ----------                                                       ----------

Total:                                   500,000                                                         200,000


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH OFFICERS

The Company entered into four-year Employment Agreements with each of Messrs. Gallagher (its Chairman and Chief Executive Officer) and Garrison (its President and Chief Financial Officer) as of July 1, 2002. Pursuant to these agreements, the Company agreed to deliver to each of these officers 100,000 shares of its Common Stock as base compensation for each year during the four-year term, subject to an adjustment each year, as determined by the Board of Directors (i) in an amount equal to the increase in the consumer price index or (ii) up to 10% of the then base compensation. In addition, each officer was entitled to annual bonus compensation under any bonus plan as determined by the Board of Directors. On October 31, 2002, the Company issued 100,000 shares of its Common Stock as compensation to each officer for the year ended December 31, 2002. The Company entered into Amended and Restated Employment Agreements with Messrs. Gallagher and Garrison dated as of February 1, 2003 that modified the existing four-year Employment Agreements and entered into an initial employment contract with Mr. Krikorian (its Vice President and General Counsel) as of June 1, 2003 terminating on June 30, 2006. Each Amended and Restated Employment Agreement provides for base compensation of $100,000 per year (subject to payment as cash flow permits), and the granting of 900,000 shares as a stock award subject to a substantial risk of forfeiture if either terminates his employment with the Company (other than by death or disability) over the term of the agreement, and which is to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors. The Employment Agreement with Garrison terminated as of June 30, 2004 by mutual agreement. As of Janaury 1, 2005, the Company amended and extended for two years the Employment Agreement with Krikorian, who became President and General Counsel as of October 1, 2004. The amended compensation terms included an increase in base compensation to $180,000 per year and the granting of an additional 600,000 shares as a stock award subject to a substantial risks of forfeiture on the same terms as provided in the original Employment Agreement.

The Company issued the 50,000 shares to each of the five Directors as of January 1, 2004 and the 40,000 shares to Dr.Urquhart on December 6, 2004 at the fair market value of $0.50 per share, as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the year ended December 31, 2004 is $546,756.

The amount of total unearned compensation amortized for the year ended December 31, 2004 is $316,756.

In July 2002, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.11 per share, to each of the Chairman Mr. Gallagher and then President of the Company, Mr. Garrison. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. These options expire five years from the date of issuance.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements.

         The following documents are filed as part of this report: Financial Statements of the Company, including reports of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2004 and December 31, 2003.

2. Exhibits.

10.39 Definitive Agreement by and among the Registrant, Global Gold Armenia Limited and First Dynasty Mines Ltd. dated as of May 13, 1997*

10.40 First Amendment to the Definitive Agreement by and among the Registrant, Global Gold Armenia Limited and First Dynasty Mines Ltd. dated as of October 10, 1997**

10.64     November 4, 2004 Stock Subscription and Stockholders Agreement ***

10.65     November 4, 2004 Registration Rights Agreement ***

10.66 November 4, 2004 Common Stock Purchase Warrants - (a) Firebird Global Master Fund, Ltd. ***

10.67 November 4, 2004 Common Stock Purchase Warrants - (b) Firebird Republics Fund, Ltd. ***

10.68 November 4, 2004 Common Stock Purchase Warrants - (c) Firebird Avrora Fund, Ltd. ***

10.69     November 4, 2004 Analytix Capital Agreement ***

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


* Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSB filed for the fiscal year ended December 31, 1996.

** Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-KSB filed for the fiscal year ended December 31, 1997.

*** Filed previously and incorporated by reference to an Exhibit to the Registrant's Form 10-QSB filed for the quarter ended September 30, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company's principal independent accountants for the year ended December 31, 2004 was Allen G. Roth, P.A. and for the year ended December 31, 2003 the Company's principal independent accountants were Marcum & Kliegman, LLP. Fees paid to these firms in 2004 and 2003 were as follows:


                                              2004           2003
                                              ----           ----

         Audit Fees ....................   $  22,000       $ 51,000

         Audit-related .................           0              0

         Tax fees ......................           0              0

         All other fees ................   $       0       $      0
                                           ---------      ---------
         Total .........................   $  22,000       $ 51,000


The Company's Audit Committee consists of Messrs. Aynilain and Mason. The engagement of Marcum & Kliegman LLP was approved by the Board.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL GOLD CORPORATION
                                             (Registrant)




Dated:   March 28, 2005                 By: /s/ Drury J. Gallagher
                                            ----------------------
                                            Drury J. Gallagher,
                                            Chairman, Chief Executive Officer
                                            and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                           Title                         Date
         ----                           -----                         ----

 /s/ Drury J. Gallagher    CHAIRMAN, CHIEF EXECUTIVE OFFICER,     March 28, 2005
 ----------------------    TREASURER AND DIRECTOR (PRINCIPAL
 DRURY J. GALLAGHER        EXECUTIVE AND FINANCIAL OFFICER)


 /s/ Van Z. Krikorian      PRESIDENT, GENERAL COUNSEL             March 28, 2005
 --------------------      AND DIRECTOR
 VAN Z. KRIKORIAN

 /s/ Nicholas Aynilian     DIRECTOR                               March 28, 2005
 ---------------------
 NICHOLAS AYNILIAN

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                                Table of Contents
                                                                            Page


Report of Independent Registered Public Accounting Firm -
for the Year Ended December 31, 2004 ........................................F-1

Report of Independent Registered Public Accounting Firm -
for the Year Ended December 31, 2003 ........................................F-2

Consolidated Balance Sheet -
as of December 31, 2004 .....................................................F-3

Consolidated Statements of Operations - for the years ended
December 31, 2004 and 2003 and the development
stage period January 1, 1995 through December 31, 2004 ......................F-4

Consolidated Statements of Changes in
Stockholders' Equity (Deficit) - for the years ended
December 31, 2004 and 2003 and the development stage
period January 1, 1995 through December 31, 2004 .................... F-5 to F-6

Consolidated Statements of Cash Flows - for the years
ended December 31, 2004 and 2003 and the development
stage period January 1, 1995 through December 31, 2004 ......................F-7


Notes to Financial Statements .......................................F-8 to F-19

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Global Gold Corporation and Subsidiaries

I have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended and for the period from January 1, 1995 through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

The consolidated financial statements of the Company for the period from January 1, 1995 to December 31, 2003 were audited by other auditors whose report, dated April 22, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from January 1, 1995 to December 31, 2003 reflect a development stage net loss of $2,516,657 of the total development stage net loss of $3,204,696. The other auditors' report has been furnished to me, and my opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Gold Corporation and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the year then ended and for the period from January 1, 1995 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.



/s/ Allen G. Roth, P.A.

March 4, 2005, except for Notes 10d and 10e, as to which the dates are March 10, 2005 and March 28, 2005
New York, New York

             Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of Global Gold Corporation

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended December 31, 2003 and for the period from January 1, 1995 through December 31, 2003 of Global Gold Corporation and Subsidiaries (a developmental stage enterprise). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The consolidated financial statements of the Company for the period from January 1, 1995 to December 31, 2002 were audited by other auditors whose report, dated March 31, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from January 1, 1995 to December 31, 2003 reflect a development stage net loss of $1,899,837 of the total development stage net loss of $2,516,657. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows of Global Gold Corporation and Subsidiaries for the year ended December 31, 2004 and for the period from January 1, 1995 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Marcum & Kliegman LLP

April 22, 2004
New York, New York

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004



                                     ASSETS
                                     ------

CURRENT ASSETS:Cash. ............................................    $1,014,268

MINE ACQUISITION COSTS ..........................................       450,211
                                                                     -----------

                                                                     $1,464,479
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:Accounts payable ............................    $    6,442
                                                                    -----------

STOCKHLDERS' EQUITY:
  Common stock $0.001 par value, 100,000,000 shares authorized
    12,611,301 shares issued and outstanding ....................        12,611
  Additional paid-in capital ....................................     7,766,004
  Deferred compensation .........................................      (208,234)
  Accumulated deficit ...........................................    (2,907,648)
  Deficit accumulated during the development stage ..............    (3,204,696)
                                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY ................................     1,458,037
                                                                    -----------

                                                                     $1,464,479
                                                                    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                           Cumulative Amount
                                                                                                        from the Inception of
                                                                         For the years ended               Development Stage
                                                                             December 31,                  (January 1, 1995)
                                                                   ------------------------------               through
                                                                      2004                 2003            December 31, 2004
                                                                   ---------            ---------       ---------------------

REVENUES                                                           $       -            $       -             $         -

EXPENSES:
  Selling, general and administrative .......................        711,512              457,952               2,550,818
  Mines exploration costs ...................................         71,404              159,888                 231,292
  Legal fees ................................................         24,294               36,380                 716,927
  Write-off investment in Georgia mining interest ...........              -                    -                 135,723
  Gain on sale of interest in Global Gold Armenia ...........              -                    -                (268,874)
  Gain on sale of interest in Sterlite Gold Ltd. ............         (8,748)             (37,400)                (50,767)
  Gain on extinguishment of debt.............................       (110,423)                   -                (110,423)
                                                                   ---------            ---------             -----------

      TOTAL EXPENSES ........................................        688,039              616,820               3,204,696
                                                                   ---------            ---------             -----------

NET LOSS ....................................................      $(688,039)           $(616,820)            $(3,204,696)
                                                                   =========            =========             ===========

NET LOSS PER SHARE  - BASIC AND DILUTED .....................      $   (0.07)           $   (0.08)
                                                                   =========            =========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED .....      10,214,607           7,979,202
                                                                   ==========           =========

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

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)


                                                                                                  Accumu-
                                                                                                   lated
                                                                  Deficit                          Other       Total
                                                                Accumulated                       Compen-      Stock-       Compre-
                                                    Additional  during the             Deferred    sation      holders'     hensive
                                 Common Stock        Paid-in    Development  Treasury   Compen-    Income      Equity        Income
                               Share      Amount     Capital       Stage      Stock     sation     (Loss)      (Deficit)    /(Loss)
                             ----------  --------  -----------  -----------  --------  ---------  ---------    ---------    --------

Balance at December 31, 2000  4,368,114     4,368    4,834,955   (4,720,540)        -        -     (106,000)     12,783           -
Net loss ....................         -         -            -      (26,832)        -        -      (26,832)    (26,832)          -
Unrealized gain on investment         -         -            -            -         -        -      (15,000)    (15,000)    (15,000)
                              ---------   -------   ----------  -----------  --------   -------    ---------    ---------   --------

Balance at December 31, 2001  4,368,114     4,368    4,834,955   (4,747,372)        -        -     (121,000)    (29,049)    (41,832)

Issuance of common stock for
compensation ................   200,000       200        9,800            -         -        -            -      10,000           -
Net loss ....................         -         -            -      (60,113)        -        -            -     (60,113)    (60,113)
Unrealized gain on investment         -         -            -            -         -        -      247,406     247,406     247,406
                              ---------   -------   ----------  -----------  --------  -------     --------     --------    -------

Balance at December 31, 2002  4,568,114     4,568    4,844,755   (4,807,485)        -        -      126,406     168,244     187,293

Issuance of common stock for
Cash:
  at $0.25 per share, January   350,000       350       87,150            -         -        -            -      87,500           -
  at $0.25 per share, July .. 1,000,000     1,000      231,500            -         -        -            -     232,500           -
  at $0.50 per share, October   100,000       100       46,400            -         -        -            -      46,500           -
  at 0.50 per share, October    400,000       400      185,600            -         -        -            -     186,000           -
Issuance of common stock for
 compensation:
  at $0.25 per share,
   February ................. 1,800,000     1,800      448,200            -         -  450,000)           -           -           -
  at $0.25 per share, June ..   900,000       900      224,100            -         - (225,000)           -           -           -
  at $0.25 per share,
   December .................    90,000        90       22,410            -         -  (22,500)           -           -           -
Amortization of deferred
 compensation ...............         -         -            -            -         -  165,802            -     165,802           -
Issuance of common stock for
 services:
  at $0.25 per share, January   500,000       500      124,500            -         - (100,000)           -      25,000           -
  at $0.25 per share, April     250,000       250       62,250            -         -        -            -      62,500           -
  Shares cancelled in
   September, which were
   issued in January ........  (500,000)     (500)    (124,500)           -         -  100,000            -     (25,000)          -
Shares issued at $0.25 per
 share for accounts payable
 in April ...................   100,000       100       24,900            -         -        -            -      25,000           -
Fractional share adjustment .        20         -            -            -         -        -            -           -           -
Unrealized gain on investment         -         -            -            -         -        -      (95,278)    (95,278)    (95,278)
Net Loss ....................         -         -            -     (616,820)        -        -            -    (616,820)   (616,820)
                              ---------   -------   ----------  -----------   -------  -------     --------    ---------   ---------

Balance at December 31, 2003  9,558,134     9,558    6,177,265   (5,424,305)       -  (531,698)      31,128     261,948    (712,098)

Issuance of common stock for
  Compensation at $0.50
  in January:                   250,000       250      124,750            -        -  (125,000)           -           -           -
Forfeiture of common stock for
  Compensation at $0.25
  in June:                    (526,833)     (527)    (131,181)            -        -   131,708            -           -           -
Issuance of common stock for
payables:
  at $0.50 per share, October   200,000       200       99,800            -        -         -            -     100,000           -
  at $0.34 per share, November   40,000        40       13,460            -        -         -            -      13,500           -
Issuance of common stock for
  Cash at $0.50 in November,
  less $15,000 closing fee..  3,000,000     3,000    1,482,000            -        -         -            -   1,485,000           -
Issuance of common stock for
  Closing fees at $0.50
  in October:                   90,000        90          (90)            -        -        -             -           -           -
Amortization of unearned comp         -         -            -            -        -   316,756            -     316,756           -
Unrealized loss on investment         -         -            -            -        -         -      (31,128)    (31,128)    (31,128)
Net Loss ....................         -         -            -     (688,039)       -         -            -    (688,039)   (688,039)
                              ---------   -------   ----------  -----------  -------   -------     --------    ---------   ---------

Balance at December 31, 2004 12,611,301   $12,611   $7,766,004  $(6,112,344) $     - $(208,234)    $      -  $1,458,037   $(719,167)



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           Cumulative Amount
                                                                                                        from the Inception of
                                                                         For the years ended               Development Stage
                                                                             December 31,                  (January 1, 1995)
                                                                   ------------------------------               through
                                                                      2004                 2003            December 31, 2004
                                                                   ---------            ---------       ---------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss ....................................................      $(688,039)           $(616,820)            $(3,204,696)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Provision for bad debts ...................................             --                   --                 325,000
  Amortization of deferred compensation .....................        316,756              165,802                 482,558
  Gain on extinguishment of debt ............................       (110,423)                  --                (110,423)
  Gain on sale of Armenia mining interests ..................             --                   --                (268,874)
  Write-off of mining investment in Georgia .................             --                   --                 135,723
  Gain on sale of investment in common stock of
     Sterlite Gold Ltd. .....................................         (8,748)             (37,400)                (50,767)
  Non-cash expenses related to issuance of common stock .....             --                   --                 174,500
Changes in assets and liabilities:
  Organization costs ........................................             --                   --                  (9,601)
  Accounts receivable and deposits ..........................             --                   --                    (154)
  Accounts payable and accrued expenses .....................         54,827               67,627                 347,059
                                                                   ---------             --------             -----------
NET CASH USED IN OPERATING ACTIVITIES .......................       (435,627)            (420,791)             (2,179,675)
                                                                   ---------             --------             -----------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of Armenia mining interests ............             --                   --               1,891,155
  Proceeds from sale of investment in Sterlite Gold Ltd.
     Common stock ...........................................         34,880              161,536                 246,767
  Investment in certain mining interests - net of financing .             --                   --                (153,494)
  Payment of mine acquisition costs .........................        (77,437)            (229,645)             (1,239,442)
                                                                   ---------             --------             -----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .........        (42,557)             (68,109)                744,986
                                                                   ---------             --------             -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from private placement offering ..............      1,485,000              577,500               2,484,073
  Repurchase of common stock ................................             --              (25,000)                (25,000)
  Due to related parties ....................................       (139,795)              75,863                 (22,218)
  Sale of warrants ..........................................             --                   --                     650
  Warrants exercised ........................................             --                   --                     100
                                                                   ---------             --------             -----------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .............      1,345,205              628,363               2,437,605
                                                                   ---------             --------             -----------
NET INCREASE IN CASH .............. .........................        867,021              139,463               1,002,916
CASH AND CASH EQUIVALENTS - beginning of period .............        147,247                7,784                  11,352
                                                                   ---------             --------             -----------
CASH AND CASH EQUIVALENTS - end of period ...................     $1,014,268             $147,247             $ 1,014,268
                                                                   =========             ========             ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid .........................................      $      --             $     --             $     2,683
                                                                   =========             ========             ===========
  Interest paid .............................................      $   1,080             $     --             $    16,502
                                                                   =========             ========             ===========
Noncash Transactions
  Stock issued for deferred compensation ....................      $ 125,000             $697,500             $   822,500
                                                                   =========             ========             ===========
  Stock forfeited for deferred compensation .................      $(131,708)            $     --             $  (131,708)
                                                                   =========             ========             ===========
  Stock issued in exchange for closing fees .................      $  45,000             $     --             $    45,000
                                                                   =========             ========             ===========
  Unpaid mine acquisition costs .............................      $      --             $ 27,127             $    50,697
                                                                   =========             ========             ===========
  Stock issued for mine acquisition costs ...................      $      --             $ 62,500             $    62,500
                                                                   =========             ========             ===========
  Stock issued in payment of accounts payable ...............      $ 113,500             $ 25,000             $   138,500
                                                                   =========             ========             ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2004

1. ORGANIZATION AND BUSINESS

   Global Gold Corporation (the "Company") was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to its re-entry into the development stage on January 1, 1995. During 1995, the Company changed its name from Triad Energy
   Corporation to Global Gold Corporation to acquire certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia.

   On January 24, 2003, the Company formed Global Gold Oro LLC and Global Gold Plata LLC, as wholly owned companies, in the State of Delaware. The companies were formed to be joint owners of a Chilean Limited Liability Company, Minera Global Chile Limitada, formed as of May 6, 2003, for the purpose of owning and which currently owns the mining rights to the Santa Candelaria Project.

   On August 18, 2003, the Company formed Global Gold Armenia LLC and
   Global Gold Mining LLC, as wholly owned companies, in the State of Delaware. Global Gold Armenia LLC was formed to own Global Gold Mining LLC, which is registered to do business in Armenia and which acquired all of the shares of the Armenian limited liability company, SHA LLC,which in turn held and continues to hold the licenses to the Hankavan and Marjan mining properties in Armenia.

   The accompanying financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   a. Basis of Presentation - The financial statements for December 31, 2003 and for the periods then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a development stage enterprise, had yet to generate revenues (other than interest income and the proceeds from the sale of an interest in an Armenian mining venture, and the sale of common stock of marketable securities received as consideration, therewith) while incurring costs in excess of $2,500,000. Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there was no assurance that the Company would obtain the financing that it required or would achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean or Armenian mining interests acquired by it or other future projects or from its investment in marketable securities. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements for December 31, 2003 and for the periods then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

      In November 2004, the Company sold 3,000,000 units to an unrelated group for $1,500,000. The units consisted of 3,000,000 common shares priced at $0.50 per share and 3,000,000 warrants to purchase a like number of shares at $0.75 per share. Additionally, management intends to commence mining and further exploration of the Chilean property, which if successful could produce revenues in 2005. Further, if the above mentioned warrants were exercised the Company would receive $2,250,000 in gross proceeds. Such matters alleviated the substantial doubt related to the Company's ability to continue as a going concern. Although management believes it will succeed in its mining and exploration efforts and the exercise of its outstanding warrants there can be no guarantee that such results will be achieved.

   b. Fair  Value  of  Financial   Instruments  -  The  Company's  financial
      instruments include cash and accounts payable. The Company believes that the carrying amounts of these accounts are reasonable estimates of their fair value because of the short-term nature of such instruments.

   c. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive. As of December 31, 2004, the Company's outstanding options and warrants were 300,000 and 330,000, respectively.

   d. Stock Based Compensation - At December 31, 2004, the Company had three stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                   For the years ended
                                                       December 31,
                                                   -------------------
                                                   2004           2003
                                                   ----           ----

      Net loss as reported ...................   $(688,039)    $(616,820)
      Add: Stock-based employee compensation
       expense included in reported net
       income, net of related tax effect .....           -             -
      Deduct: Total stock-based compensation
       expense determined under fair
       value-based method for all
       awards, net of related tax effect .....       6,545         6,545
                                                -----------   -----------
      Pro forma net loss .....................   $(694,584)    $(623,365)
                                                ===========   ===========
      Basic and diluted net loss  per share
       as reported ...........................   $   (0.07)    $   (0.08)
                                                ===========   ===========
      Basic and diluted pro forma net loss
       per share .............................   $   (0.07)    $   (0.08)
                                                ===========   ===========
                                                10,214,607     7,979,202
                                                ===========   ===========

      The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                                                     2004        2003
                                                    ------      ------
         Expected Life (Years) .................       2           3
         Interest Rate .........................     5.70%       5.70%
         Annual Rate of Dividends ..............       0%          0%
         Volatility ............................     100%        100%

   e. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those due to investments by stockholders, changes in paid-in capital and distribution to owners.

      The following table summarizes the computations reconciliation net loss to comprehensive income (loss) for the year s ended December 31, 2004 and 2003.




                                                                     Year Ending December 31,
                                                      ------------------------------------------------------
                                                                2004                         2003
                                                      --------------------------   -------------------------

      Net loss ....................................                $  (688,039)                 $ (616,820)

      Other comprehensive income, net of tax:
        Unrealized gain or (loss) arising
        during the year ...........................                $   (31,128)                 $  (57,878)

        Less: reclassification adjustment for
          (gains) or loss included in net income ..                        --                      (37,400)
                                                                    -----------                  ----------
                                                                       (31,128)                    (95,278)
                                                                    -----------                  -----------
      Other comprehensive income (loss), net of tax                    (31,128)                    (95,278)
                                                                    ===========                  ===========
      Comprehensive income (loss) .................                $  (719,167)                 $ (712,098)
                                                                    ===========                  ===========



   f. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109"). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

   g. Investment in Marketable Securities - The Company's investment in available for sale securities consists of certain equity securities not classified as trading securities nor as securities to be held to-maturity. Securities available for sale are carried at fair value with unrealized gains and losses reported in other comprehensive income. Realized gains and losses on securities available for sale are included in other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Declines in fair value on individual available for sale securities below their cost that are other than temporary would result in the write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

   h. Mine Acquisition Costs - The Company has made option payments and incurred fees and commissions in connection with its acquisition of mining properties which are located in Armenia and Chile. These payments and charges are recorded on the balance sheet as deferred costs. Upon completion of these acquisitions, the Company will reclassify such deferred costs as fixed assets. Depletion of capitalized deferred costs will be on units of production basis.

   i. Exploration Costs - The Company expenses all exploration costs as incurred.

   j. New Accounting Standards:

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

      In December 2003, the Financial Accounting Standards Board ("FASB") revised FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46(R) addresses consolidation by business enterprises of certain variable interest entities. For public entities that are small business issuers, the provisions of FIN No. 46(R) are effective no later than the end of the first reporting period that ends after December 15, 2004. If the variable interest entity is considered to be a special-purpose entity, FIN No. 46(R) shall be applied no later than the first reporting period that ends after December 15, 2003. Management has determined that adoption of this interpretation did not have any material effect on the financial position, results of operations, and cash flows of the Company.

      In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nonmonetary exchanges be recorded on a carryover basis. SFAS 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. As of December 31, 2004, management believes that SFAS 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

      In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123(R) eliminates the alternative to use APB
      Opinion 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that file as small business issuers, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after December 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1995, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 (as originally issued) for either recognition or pro forma disclosures. Management believes that adopting the new statement will have no significant impact on the financial position and operating results of the company.

3. INVESTMENT IN SECURITIES AVAILABLE FOR SALE

   As of January 1, 2004 the Company owned 400,000 shares of Sterlite common stock valued at $57,260. The Company had recorded an unrealized gain of $31,128 on these shares. During the year ended December 31, 2004 the Company sold all 400,000 shares for $34,880 and realized a gain of $8,748.

4. DUE TO RELATED PARTIES AND OTHERS

   Due to related parties of $139,795 as of December 31, 2003 represented accrued salaries due to officers/stockholders of the Company. Such amount was paid in full as of December 31, 2004. The Company settled debts owed to its former president and other creditors at amounts less than the carrying value of such debt. For the year ended December 31, 2004, the Company reported a gain of $110,423 on the extinguishment of such debt.

5. OFFICERS' COMPENSATION

   The Company, on February 1, 2003, entered into Amended and Restated Employment Agreements with both the Chairman and President that modified the pre-existing Employment Agreements. Each Agreement provided for base compensation of $100,000 per year and the grant of 900,000 shares as a stock award subject to a substantial risk of forfeiture if either terminates their employment with the Company (other than by death or disability) over the term of the agreement. The Company, on June 1, 2003 entered into an Employment Agreement with the then Vice President and general counsel which provided for base compensation of $100,000 per year and the grant of 900,000 shares as a stock award subject to substantial risk of forfeiture if he terminates his employment with the Company (other than by death or disability) over the term of the Agreement. These shares are to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized as compensation expense on a straight-line basis over the term of the agreements. On June 30, 2004 the former president tendered his resignation and accordingly forfeited 526,833 shares valued at $131,708. Compensation expense for the years ended December 31, 2004 and 2003 was $546,756 and $158,333. The amount of total deferred compensation amortized for the years ended December 31, 2004 and 2003 was $316,756 and $165,802.

6. INCOME TAXES

   The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2004, the Company had net deferred tax assets of $1,143,000. The Company has provided a valuation allowance, which increased during 2003 by $237,000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

   The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2004.

         Net operating loss carryforward ..............      $ 1,143,000
         Valuation allowance ..........................       (1,143,000)
                                                               ---------
         Net deferred tax asset recorded ..............      $       -
                                                               =========

   The provision for income taxes for year ended December 31, 2004 and 2003 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                          2004        2003
                                                        ---------   --------

         Income tax benefit computed at statutory rate  $(240,000) $(210,000)
         State tax benefit - net .....................          -    (27,000)
         Increase in valuation allowance .............    240,000    237,000
                                                        ---------   --------
         Provision for income taxes ..................  $       -   $      -
                                                        =========   ========

   The Company had net operating loss carry forwards for tax purposes of approximately $3,266,000 at December 31, 2004 expiring at various dates from 2005 to 2024. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

7. STOCKHOLDERS' EQUITY (DEFICIT)

   In November 2004 the Company sold 3,000,000 units at $0.50 per share in a private placement. The units included 3,000,000 common shares and 3,000,000 warrants exercisable at $0.75 per share and expire after two years. A finders fee of 90,000 shares valued at $0.50 per share and an additional payment of $15,000 to redeem 15,000 warrants previously issued was also made to the consultant. The total fee of $60,000 was included in additional paid-in capital.

   The Company issued 900,000 shares in 2003 to Messrs. Gallagher, Garrison, and Krikorian at the fair value of $0.25 per share as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized as compensation expense on a straight-line basis over the term of the agreements.

   The Company entered into an agreement with Ashot Boghossian in 2003 to represent Global Gold Mining as its Regional Director in Armenia.

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

8.  Stock Warrants and Options

    - On December 15, 2003, the Company granted warrants to purchase 15,000 shares of the common stock of the Company to Analytix Capital, as a part of its payment for advisory services at an exercise price of $0.10 per share, expiring on December 15, 2005. In November 2004 the Company redeemed these warrants for $15,000. See note 7.

    - The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. These options expire five years from the date of issuance. As of December 31, 2004, there were 200,000 stock awards available under the Plan for future issuance.


The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2004 and December 31, 2003, respectively.



                                                     WARRANTS                              OPTIONS
                                         ----------------------------------    ---------------------------------
                                              Shares            Weighted           Shares           Weighted
                                            Underlying          Average          Underlying         Average
                                             Warrants        Exercise Price       Options       Exercise Price
                                         ----------------    --------------    ---------------    --------------

Outstanding at December 31, 2002 ........     330,000           $   0.25            300,000            $ 0.11
   Granted ..............................      15,000               0.10                  -                 -
   Canceled .............................           -                  -                  -                 -
   Exercised ............................           -                  -                  -                 -
                                         ----------------    --------------    ---------------    --------------
Outstanding at December 31, 2003 ........     345,000           $   0.25            300,000            $ 0.11
   Granted ..............................           -                  -                  -                 -
   Canceled .............................     (15,000)              0.10                  -                 -
   Exercised ............................           -                  -                  -                 -
                                         ----------------    --------------    ---------------    --------------
Outstanding at December 31, 2004              330,000           $   0.25            300,000            $ 0.11
                                         ================    ==============    ===============    ==============



The following is additional information with respect to the Company's options and warrants as of December 31, 2004.


                                                                                               WARRANTS
                             WARRANTS OUTSTANDING                                              EXERCISABLE
 ------------------------------------------------------------------------------    ------------------------------------
                          Number of           Weighted                                Number of
                         Outstanding           Average            Weighted           Exercisable          Weighted
                           Shares             Remaining            Average             Shares              Average
      Exercise           Underlying          Contractual          Exercise           Underlying           Exercise
       Price              Warrants              Life                Price             Warrants              Price
 -------------------   ----------------    ----------------    ----------------    ----------------    ----------------

        $ 0.25            330,000            1.83 years            $ 0.25             330,000              $ 0.25


                                                                                                 OPTIONS
                              OPTIONS OUTSTANDING                                              EXERCISABLE
 ------------------------------------------------------------------------------    ------------------------------------
                          Number of           Weighted                                Number of
                         Outstanding           Average            Weighted           Exercisable          Weighted
                           Shares             Remaining            Average             Shares              Average
      Exercise           Underlying          Contractual          Exercise           Underlying           Exercise
       Price               Options              Life                Price              Options              Price
 -------------------   ----------------    ----------------    ----------------    ----------------    ----------------

        $ 0.11            300,000            2.50 years            $ 0.11                  -                  $ -



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

9.      AGREEMENTS

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

        The Chilean properties consist of approximately 1100 acres in total, including the Candelaria 1 to 3, Santa Candelaria 1 to 8 and the Torino I mining claims 1 to 7 and the Torino II mining claims 1 to 11. The Company has not yet developed a feasibility report for the development of these properties, and has not yet ascertained the amount of the proven or probable reserves of gold, copper and other minerals on the property, if any. The Company refers to these properties collectively as the Santa Candelaria mine. Due to the fact that the lease terms are cancelable at the sole option of the Company, the Company is recording payments as they come due. The Company recorded $98,880 in cumulative mine acquisition costs through December 31, 2004.

        On February 4, 2004, the Company renegotiated the contract to purchase the Chilean property for an additional payment of U.S. $25,000 making the total purchase price U.S. $50,000, plus a royalty of U.S. $1 per ounce to be paid quarterly on all ounces of gold produced up to 500,000 ounces, provided that the average price of gold per quarter exceeds U.S. $310 per ounce as reported by the London Metal Exchange.

    b. On October 28, 2002 the Company entered into an agreement on cooperation and confidentiality and to negotiate with Sipan I, LLC, an Armenian company, for the purchase of the Lichkvaz - TEI and Terterasar gold/silver properties and the Aigedzor Processing Plant in southern Armenia.

        On December 26, 2003, the Company advanced U.S. $50,000 to Sipan I LLC, as a deposit toward the purchase of the Lichkvaz - TEI and Terterasar Mining Properties defined in the October 28, 2002 Agreement on cooperation and confidentiality and to negotiate.

        On January 20, 2004, the Company entered into a Purchase Deposit Agreement with Sipan I LLC that provides for the deposit of $50,000 to be applied against a $3,300,000 payment at the closing, and a $1,000,000 reserve to be held by the Company for three years that will accrue interest from the closing date. The reserve will be used to identify and hold the Company harmless from any liabilities related to Sipan I LLC prior to the closing. The date to execute a purchase and sale agreement was extended to March 31, 2004 and the deposit is non refundable unless Sipan I LLC is unable or unwilling to close the sale transaction and such failure was not caused by the actions of the Company. On December 1, 2004, the Purchase Deposit Agreement was extended to January 15, 2005. On February 25, 2005, the Company gave notice that Sipan 1, LLC was in default of the Purchase Deposit Agreement, but the companies have continued discussions in an effort to close the contemplated transaction.

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

        The Hankavan mine deposit is located in central Armenia between Vanadzor and Meghradzor north of the Marmarik River. The Marjan property is located in south central Armenia and is a poly metallic; gold, silver, lead, and zinc ore body. The Company has not yet developed a feasibility report for the development of these properties, and has not yet determined the amount of proven or probable reserves of gold, copper and other minerals on the properties. On November 22, 2004, SHA, LLC signed an agreement with Geocomplex, CJSC for the reopening, refurbishing and resampling of the tunnels at the Hankavan deposit, and Geocomplex has been working continuously since then to carry out works which are intended to confirm and develop the GKZ reports, initially in the orebody zone with higher reported gold concentration. This work is expected to take six to eight months.



    d. On May 1, 2003, the Company entered into a consulting agreement with Analytix Capital to provide advisory services and assist the Company in its corporate and project finance. The agreement provided for a compensation of 7% of the net total dollar amount of financing obtained from any entity or individual introduced by Analytix to the Company. In addition to the 7% payment, the Company would issue a warrant to purchase shares of the Company's common stock at a price of $0.10 each for a period of two years, with 30,000 shares subject to a warrant to be provided for every $1,000,000 of clear funds in financing received, up to a maximum of 300,000 shares subject to such warrants. If the price of shares of the Company's common stock does not exceed $1.00 at any time during the period commencing from the date of issuance of any warrant and ending two years later, then Analytix shall have the right to require the Company to purchase the shares subject to the warrants for $1.00. The Company recorded a liability of $13,500 for such transaction by debiting consulting expense. On July 25, 2003, the Company sold 1,000,000 shares of its common stock to NJA Investments at $0.25 per share for a total purchase price of $250,000. A commission of $17,500 was paid to Analytix Capital.

        On November 4, 2004, the Company and Analytix entered into a termination agreement for Analytix's consulting, advisory, and other services, providing 90,000 restricted shares of the Company to Analytix and cancellation of all warrants issued to Analytix in exchange for a payment by the Company of $15,000.

    e. On May 15, 2003, the Company entered into a month-to-month lease with Analytix Capital to sublet office space for $1,500 per month and concurrently, registered to conduct business in the State of Connecticut. On November 4, 2004, the Company and Analytix entered an agreement to extend these lease terms for at least six months. Rent expense for the years 2004 and 2003 were $18,000 and $12,000.

    f. On May 28, 2003, the Company entered into an agreement with Dr. W.E.S. Urquhart of GeoExplo Ltd. of Santiago, Chile to provide local administration services for a fee of $1,500 per month. On November 17, 2004, the Company entered an agreement with Dr.Urquhart to convert all amounts due for administration services for the year 2004 in exchange for 40,000 shares of the Company's stock. The May 2003 agreement continues in effect for 2005.

    g. On November 4, 2004, the Company entered agreements and closed on a private placement of its common stock including one warrant for each share purchased with Firebird Global Master Fund, Ltd. ("FGMF"), Firebird Republics Fund, Ltd ("FRF"), and Firebird Avrora Fund, Ltd ("FAF") (the "Closing"). The price per share was $0.50. The warrants to purchase additional shares are exercisable on or before December 1, 2006 at a price of $0.75 per share. At the Closing, the Company, FGMF, FRF, FAF, Drury J. Gallagher, NJA Investments, and Van Z. Krikorian entered a Stock Subscription and Stockholders Agreement. The Company issued: 1,500,000 shares of its common stock and 1,500,000 warrants to FGMF; 750,000 shares of its common stock and 750,000 warrants to FRF; and 750,000 shares of its common stock and 750,000 warrants to FAF. NJA Investments and Messrs. Gallagher and Krikorian, as stockholders, also agreed to other conditions, including: to vote their shares to elect one designee of FGMF, FRF, and FAF collectively to the Company's Board of Directors; and to grant FGMF, FRF, and FAF certain tag-along rights. At the Closing, the Company, FGMF, FRF, and FAF also entered a Registration Rights Agreement, which generally grants on demand registration to FGMF, FRF, and FAF. As a further condition to close, the Company agreed to reduce accounts payable.

    h. In connection with the Closing, on November 4, 2004, Drury J. Gallagher agreed with the Company to convert $100,000 of debt, which the Company owed him to 200,000 shares of the Company's common stock.

    i. In connection with the Closing, on November 4, 2004, Robert Garrison agreed to exchange all of the Company's debt to him for a $50,000 salary payment to be made on or before November 15, 2004.

    j. On December 15 , 2004, the Company entered a confidentiality and exclusive negotiations agreement with the Armenian company Mega Gold, LLC regarding the gold mineral deposit known as Tukhmanuk in North Central Armenia, close to Hankavan.

10. SUBSEQUENT EVENTS

    a. On January 11, 2005 the Company resolved to compensate each Director of the Company with 50,000 shares of the Company's common stock for their services. An aggregate of 250,000 shares with a stated value of $0.50 per share were issued to the directors in February 2005.

    b. On January 11, 2005 the directors agreed to extend Mr. Krikorian's contract to June 30, 2008; increase his annual salary to $180,000; maintain the stock award component of his base compensation at 300,000 shares for each year of the two year extension and offer him benefits including a retirement plan, dental insurance and life insurance.

     c. On January 25, 2005, the Company's subsidiary SHA, LLC submitted applications to the Armenian Government for exploration licenses for five additional mineral bearing properties in North Central Armenia, all proximate to Hankavan.

    d. On March 10, 2005, Robert Garrrison sold 1,423,167 shares of the Company's common stock, of which 335,000 shares (120,256 restricted) were sold to Firebird Avrora Fund, Ltd, 200,000 shares (121,384 restricted) to Firebird Global Master Fund, Ltd., and 338,167 shares (71,771 restricted) to Firebird Republics Fund, Ltd. The balance of the shares sold by Mr.Garrison were to unaffiliated parties and of the total 1,423,167 shares sold,1,109,755 were unrestricted.

    e. On March 28, 2005, the Company's subsidiary Minero Global Chile Limitada entered an agreement with Adrian Soto Torino to provide mine preparation work and mining on the previously mined vein structure at the Santa Candalaria mine in Region III of Chile.

                             Global Gold Corporation
                                   Form 10-KSB
                                December 31, 2004

                                  Exhibit Index


31.1     Certification of Chief Executive Officer and Chief Financial Officer

31.2     Certification of President

32.1     Certification of Chief Executive Officer and Chief Financial Officer

32.2     Certification of President