Form 10QSB
period 2005-03-31
GLOBAL GOLD CORP
filed 2005-05-12
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

As of March 31, 2005 there were 13,461,301 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)
         Condensed Balance Sheet - as of March 31, 2005 ......................3

         Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2005 and March 31, 2004 and for the development stage period from January 1, 1995 through
         March 31, 2005 ......................................................4

         Condensed Consolidated Statements of Cash Flows for the three
         Months ended March 31, 2005 and March 31, 2004 and for the development stage period from January 1, 1995 through
         March 31, 2005 ......................................................5

         Notes to Condensed Consolidated Financial
         Statements (Unaudited) ..............................................6

Item 2.  Management's Discussion and Analysis or Plan of Operation ..........6-8

Item 3.  Controls and Procedures .............................................8

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................8

Item 2.  Changes in Securities................................................8

Item 3   Defaults Upon Senior Securities .....................................8

Item 4   Submission of Matters to a Vote of Security Holders .................8

Item 5   Other Information ...................................................8

Item 6.  Exhibits and Reports on Form 8-K ....................................9

SIGNATURES ..................................................................10

CERTIFICATIONS ............................................................11-16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                 Unaudited Condensed Consolidated Balance Sheet

                                 March 31, 2005


                                     ASSETS
                                     ------


CURRENT ASSETS: Cash ................................................$  843,285
MINE ACQUISITION COSTS ..............................................   449,804
                                                                     -----------
                                                                     $1,293,089

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES: Accounts payable and accrued expenses ..........$   18,349


STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000 shares authorized,
                  13,461,301 shares issued and outstanding...........    13,461
         Additional paid-in-capital ................................. 8,190,154
         Unearned compensation.......................................  (567,277)
         Accumulated deficit.........................................(2,907,648)
         Deficit accumulated during the development stage ...........(3,453,950)
                                                                     -----------
                  TOTAL STOCKHOLDERS' EQUITY ........................ 1,274,740
                                                                     -----------
                                                                     $1,293,089

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations


                                                                                   Cumulative
                                                                                   amount from
                                        January 1, 2005      January 1, 2004     January 1, 1995
                                            through              through             through
                                        March 31, 2005       March 31, 2004     March 31, 2005
                                        --------------       --------------     --------------
REVENUES                                $          -0-       $          -0-     $          -0-

EXPENSES:

Selling general and administrative            205,986              211,042          2,757,363
Mine exploration costs                         45,202               26,405            276,494
Legal fees                                      1,237                2,082            718,164
Write-off investment in Georgia
   mining interests                               ---                  ---            135,723
Gain on sale of interest in Global
   Gold Armenia                                   ---                  ---           (268,874)
(Gain) loss on sale of interest in
 Sterlite Gold Ltd.                               ---               (2,141)           (50,767)
Gain on extinguishment of debt                    ---                  ---           (110,423)
Interest Income                                (3,171)                 ---             (3,730)
                                        --------------       --------------     --------------

         TOTAL EXPENSES                       249,254              237,388          3,453,950

NET GAIN/(LOSS)                         $    (249,254)       $    (237,388)     $  (3,453,950)
                                        ==============       ==============     ==============

NET LOSS PER SHARE-BASIC AND DILUTED
                                               $(0.02)              $(0.02)
                                        ==============       ==============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                           13,358,554            9,808,134
                                        ==============       ==============




                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                                          Cumulative Amount
                                                                                                                 from
                                                          January 1, 2005           January 1, 2004        January 1, 1995
                                                              through                   through                 through
                                                           March 31, 2005           March 31, 2004           March 31, 2005
                                                         -----------------        ------------------       ------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.................................................$       (249,254)         $       (237,388)        $     (3,453,950)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Provision for bad debts.............................             ---                       ---                  325,000
     Amortization of unearned compensation...............          65,957                    82,421                  548,515
     Gain on extinguishment of debt................                   ---                       ---                 (110,423)
     Gain on sale of Armenia mining
       interests.........................................             ---                       ---                 (268,874)
     Write-off of mining investment in
       Georgia...........................................             ---                       ---                  135,723
     (Gain) loss on sale of investment
       in common stock of Sterlite Gold Ltd                           ---                    (2,141)                 (50,767)
     Non-cash expenses related to issuance of
       common stock......................................             ---                       ---                  174,500
Changes in assets and liabilities:
     Organization costs..................................             ---                       ---                   (9,601)
     Accounts receivable and deposits....................             ---                       ---                     (154)
     Accounts payable and accrued expenses...............          11,907                   (25,254)                 358,966
                                                         -----------------        ------------------       ------------------

  NET CASH FLOWS USED IN OPERATING ACTIVITIES                    (171,390)                 (182,362)              (2,351,065)
                                                         -----------------        ------------------       ------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining
       interests.........................................             ---                       ---                1,891,155
     Proceeds from sale of investment in
       common stock of Sterlite Gold Ltd.................             ---                     5,016                  246,767
     Investment in certain mining interests
       - net of financing................................             ---                       ---                 (153,494)
     Mine acquisition costs..............................             407                    (5,777)              (1,239,035)
                                                         -----------------        ------------------       ------------------
  NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                           407                      (761)                 745,393
                                                         -----------------        ------------------       ------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement
       offering..........................................             ---                       ---                2,484,073
     Repuchase of common stock...........................             ---                       ---                  (25,000)
     Due to related parties..............................             ---                    50,000                  (22,218)
     Sale of warrants....................................             ---                       ---                      650
     Warrants exercised..................................             ---                       ---                      100
                                                         -----------------        ------------------       ------------------
  NET CASH FLOWS PROVIDED BY FINANCING
       ACTIVITIES                                                     ---                    50,000                2,437,605
                                                         -----------------        ------------------       ------------------
NET INCREASE (DECREASE) IN CASH..........................        (170,983)                 (133,123)                 831,933
CASH AND CASH EQUIVALENTS - beginning of
     period..............................................       1,014,268                   147,247                   11,352
                                                         -----------------        ------------------       ------------------
CASH AND CASH EQUIVALENTS - end of period................$        843,285         $          14,124        $         843,285
                                                         -----------------        ------------------       ------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid........................................$              0         $               0        $           2,683
                                                         =================        ==================       ==================
Interest paid............................................$              0         $               0        $          16,502
                                                         =================        ==================       ==================
Noncash Transactions:

Stock issued for deferred compensation...................$        425,000         $         125,000        $       1,247,500
                                                         =================        ==================       ==================
Stock forfeited for deferred compensation................$            ---         $             ---        $        (131,708)
                                                         =================        ==================       ==================
Stock issued in exchange for closing fees................$            ---         $             ---        $          45,000
                                                         =================        ==================       ==================
Unpaid mine acquisition costs............................$            ---         $          26,813        $          50,697
                                                         =================        ==================       ==================
Stock issued for mine acquisition costs..................$            ---         $             ---        $          62,500
                                                         =================        ==================       ==================
Mine acquisition costs in accounts payables..............$            ---         $             ---        $         138,500
                                                         =================        ==================       ==================

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                (Unaudited) March
                                    31, 2005



1. BASIS FOR PRESENTATION

The accompanying financial statements present the development stage activities of the Company and its wholly owned subsidiaries from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through March 31, 2005.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ended December 31, 2005. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended December 31, 2004.

2. RELATED PARTY TRANSACTIONS

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

Compensation paid to corporate officers and directors were included in selling, general and administrative expenses for the three-months ended March 31, 2005 and 2004 in amounts of $136,000 and $157,000, respectively. Such amounts included stock based compensation of $66,000 and $82,000 in each interim period.

3. AGREEMENTS

On March 28, 2005, the Company's subsidiary, Minero Global Chile Limitada, entered an agreement with Adrian Soto Torino to provide mine preparation work and mining on the previously mined vein structure at the Santa Candalaria mine in Region III of Chile.


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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED MARCH 31, 2005 AND THREE-MONTHS ENDED MARCH 31, 2004

During the three-month period ended March 31, 2005, the Company's administrative and other expenses were $205,986 which represented a decrease of $5,056 from $211,042 in the same period last year. The expense decrease was primarily attributable to lower compensation expense of $20,519, and higher accounting fees of $10,500, and higher travel expenses of $1,100 due to increased activity resulting from project development in Armenia and Chile.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company's total assets were $1,293,089, of which $843,285 consisted of cash or cash equivalents.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

(a) On January 11, 2005, the Company issued 50,000 shares at the fair market value of $0.50 per share as determined by the Board of Directors to each of its five directors, Messrs. Aynilian, Gallagher, Hague, Mason and Krikorian (for a total share issuance of 250,000 shares)as compensation for their service on the Board in 2005.


(b) On January 11, 2005 the directors agreed to extend Mr. Krikorian's contract to June 30, 2008 and issued him 600,000 shares at the fair market value of $.50 per share to maintain the stock award component of his base compensation at 300,000 shares for each year of the two year extension.


Item 3. Defaults Upon Senior Securities.


None

Item 4. Submission of Matters to a Vote of Security Holders.


None

Item 5. Other Information.

On May 4, 2005, the Company's Board of Directors adopted Audit Committee Guidelines and a code of Business Conduct and Ethics.

On May 4, 2005, the Company named Lester S. Caesar as its Chief Accounting Officer. Mr. Caesar is a Certified Public Accountant with over twenty years experience in accounting. He received his B.S. in accounting from C.U.N.Y. in 1978, completed advanced certificate training in Taxation at New York University, and is a member of the American Institute of Certified Public Accountants.

On May 4, 2005, the Company name Van Z. Krikorian as Secretary.




Item 6. Exhibits.

a. The following documents are filed as part of this report:


EXHIBIT NO.                DESCRIPTION OF EXHIBIT

Exhibit 31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


Exhibit 31.2               Certification of President


Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


Exhibit 32.2               Certification of President


Exhibit 99.1               Code of Ethics


(b) Reports on Form 8-K filed during the quarter ended March 31, 2005 - None

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GLOBAL GOLD CORPORATION


                                                 By: /s/ Drury J. Gallagher
May 10, 2005                                         --------------------------
                                                         Drury J. Gallagher,
                                                     Chief Executive Officer
                                                     and Chief Financial Officer