Form 10QSB
period 2005-06-30
GLOBAL GOLD CORP
filed 2005-08-12
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

As of August 12, 2005 there were 17,551,301 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet - as of June 30, 2005 ..........3

        Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2005 and June 30, 2004 and for the development stage period from January 1, 1995
         through June 30, 2005 ...............................................4

        Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2005 and June 30, 2004 and for the
         development stage period from January 1, 1995 through
         June 30, 2005 .......................................................5

        Notes to Condensed Consolidated Financial Statements (Unaudited) ...6-8

Item 2. Management's Discussion and Analysis or Plan of Operation ..........8-9

Item 3. Controls and Procedures ..............................................9

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings ....................................................9

Item 2. Changes in Securities ................................................9

Item 3. Defaults Upon Senior Securities ......................................9

Item 4  Submission of Matters to a Vote of Security Holders .................10

Item 5  Other Information ...................................................10

Item 6. Exhibits and Reports on Form 8-K ....................................10

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                 Unaudited Condensed Consolidated Balance Sheet

                                  June 30, 2005


                                     ASSETS
                                     ------


CURRENT ASSETS: Cash ................................................$  572,666
MINE ACQUISITION COSTS .................................................449,804
                                                                     ----------
                                                                     $1,022,470
                                                                     ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES: Accounts payable and accrued expenses...........$   46,579


STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000 shares authorized,
                  13,461,301 shares issued and outstanding...............13,461
         Additional paid-in-capital ..................................8,190,154
         Unearned compensation.........................................(501,320)
         Accumulated deficit.........................................(2,907,648)
         Deficit accumulated during the development stage ...........(3,818,756)
                                                                     -----------
                  TOTAL STOCKHOLDERS' EQUITY ...........................975,891
                                                                     -----------
                                                                     $1,022,470
                                                                     ==========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations



                                                                                                             Cumulative
                                                                                                             amount from
                                        April 1, 2005   April 1, 2004   January 1, 2005  January 1, 2004   January 1, 1995
                                           through         through          through          through           through
                                        June 30, 2005   June 30, 2004    June 30, 2005    June 30, 2004     June 30, 2005
                                        -------------   -------------    -------------    -------------    --------------
REVENUES                                $         -0-   $         -0-    $         -0-    $         -0-    $          -0-

EXPENSES:

Selling general and administrative           200,822         194,320          406,808         405,363          2,958,185
Mine exploration costs                       117,918           4,500          163,120          30,905            394,412
Legal fees                                    48,473          17,460           49,710          19,541            766,637
Write-off investment in Georgia
   mining interests                              ---                              ---                            135,723
Gain on sale of interest in Global
   Gold Armenia                                  ---                              ---                           (268,874)
(Gain) loss on sale of interest in
Sterlite Gold Ltd.                               ---          (6,607)             ---          (8,748)           (50,767)
Gain on extinguisment of debt                    ---             ---              ---             ---           (110,423)
Interest Income                               (2,407)            ---           (5,578)            ---             (6,137)
                                        -------------   -------------    -------------   -------------     --------------
         TOTAL EXPENSES                      364,806         209,673          614,060         447,061          3,818,756

NET LOSS                                    (364,806)       (209,673)        (614,060)       (447,061)        (3,818,756)
                                        =============   =============    =============   =============     ==============

NET LOSS PER SHARE-BASIC AND
   DILUTED                                    $(0.03)         $(0.02)          $(0.05)         $(0.05)
                                        =============   =============    =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING
                                          13,461,301       9,802,345       13,409,927       9,805,239
                                        =============   =============    =============   =============


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Cash Flows


                                                                                                            Cumulative Amount
                                                                                                                   from
                                                           January 1, 2005           January 1, 2004         January 1, 1995
                                                               through                   through                   through
                                                            June 30, 2005             June 30, 2004           June 30, 2005
                                                          -----------------        ------------------       ------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss................................................. $       (614,060)        $        (447,061)       $      (3,818,756)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Provision for bad debts.............................              ---                       ---                  325,000
     Amortization of unearned compensation...............          131,914                   164,842                  614,472
     Gain on extinguishment of debt................                    ---                       ---                 (110,423)
     Gain on sale of Armenia mining
       interests.........................................              ---                       ---                 (268,874)
     Write-off of mining investment in
       Georgia...........................................              ---                       ---                  135,723
     (Gain) loss on sale of investment
       in common stock of Sterlite Gold Ltd                            ---                    (8,748)                 (50,767)
     Non-cash expenses related to issuance of
       common stock......................................              ---                       ---                  174,500
Changes in assets and liabilities:
     Organization costs..................................              ---                       ---                   (9,601)
     Accounts receivable and deposits....................              ---                       ---                     (154)
     Accounts payable and accrued expenses...............           40,137                    37,397                  387,196
                                                          -----------------        ------------------       ------------------

  NET CASH FLOWS USED IN OPERATING ACTIVITIES                     (442,009)                 (253,570)              (2,621,684)
                                                          -----------------        ------------------       ------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining
       interests.........................................              ---                       ---                1,891,155
     Proceeds from sale of investment in
       common stock of Sterlite Gold Ltd.................              ---                    34,879                  246,767
     Investment in certain mining interests
       - net of financing................................              ---                       ---                 (153,494)
     Mine acquisition costs..............................              407                   (32,678)              (1,239,035)
                                                          -----------------        ------------------       ------------------
  NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                            407                     2,201                  745,393
                                                          -----------------        ------------------       ------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement
       offering..........................................              ---                       ---                2,484,073
     Repurchase of common stock..........................              ---                       ---                  (25,000)
     Due to related parties..............................              ---                   111,000                  (22,218)
     Sale of warrants....................................              ---                       ---                      650
     Warrants exercised..................................              ---                       ---                      100
                                                          -----------------        ------------------       ------------------
  NET CASH FLOWS PROVIDED BY FINANCING
       ACTIVITIES                                                      ---                   111,000                2,437,605
                                                          -----------------        ------------------       ------------------
NET INCREASE (DECREASE) IN CASH..........................         (441,602)                 (140,369)                 561,314
CASH AND CASH EQUIVALENTS - beginning of
     period..............................................        1,014,268                   147,247                   11,352
                                                          -----------------        ------------------       ------------------
CASH AND CASH EQUIVALENTS - end of period................ $        572,666         $           6,878        $         572,666
                                                          -----------------        ------------------       ------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid........................................ $              0         $               0        $           2,683
                                                          =================        ==================       ==================
Interest paid............................................ $              0         $               0        $          16,502
                                                          =================        ==================       ==================
Noncash Transactions:

Stock issued for unearned compensation................... $        425,000         $         125,000        $       1,247,500
                                                          =================        ==================       ==================
Stock issued for closing fees............................ $            ---         $             ---        $          45,000
                                                          =================        ==================       ==================
Stock forfeiture......................................... $            ---         $             ---        $         131,708
                                                          =================        ==================       ==================
Stock issued for mine acquisition costs.................. $            ---         $             ---        $         113,197
                                                          =================        ==================       ==================
Stock issued in exchange for accounts payable............ $            ---         $          76,608        $         138,500
                                                          =================        ==================       ==================

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 June 30, 2005



1. BASIS FOR PRESENTATION

The accompanying financial statements present the development stage activities of the Company and its wholly owned subsidiaries from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through June 30, 2005.

The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2004 annual report on Form 10-KSB. The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2005.

2. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers and Directors
On January 11, 2005, the Company amended and extended for two years ending June 30, 2008, the Employment Agreement with Van Krikorian, who became President and General Counsel as of October 1, 2004. The amended compensation terms included an increase in base compensation to $180,000 per year and the granting of an additional 600,000 shares as a stock award subject to a substantial risks of forfeiture on the same terms as provided in the original Employment Agreement.

The Company issued 50,000 shares to each of the five Directors as of January
11, 2005 at the fair market value of $0.50 per share, as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the six months ended June 30, 2005 and 2004 were $272,264 and $314,842, respectively.

The amount of total unearned compensation amortized for the six months ended June 30, 2005 and 2004 was $131,914 and $164,842, respectively.

3. EQUITY TRANSACTIONS

On January 11, 2005, the Company amended and extended for two years ending June 30, 2008, the Employment Agreement with Van Krikorian, who became President and General Counsel as of October 1, 2004. The amended compensation terms included an increase in base compensation to $180,000 per year and the granting of an additional 600,000 shares as a stock award subject to a substantial risks of forfeiture on the same terms as provided in the original Employment Agreement.

The Company issued 50,000 shares to each of the five Directors as of January
11, 2005 at the fair market value of $0.50 per share, as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements.


 4.  AGREEMENTS

On March 28, 2005, the Company's subsidiary Minero Global Chile Limitada entered an agreement with Adrian Soto Torino to provide mine preparation work and mining on the previously mined vein structure at the Santa Candalaria mine in Region III of Chile.


5. SUBSEQUENT EVENTS -

(a)On July 13, 2005, the Company held its annual shareholders meeting at its offices pursuant to the June 10, 2005 notice and proxy statement. By a vote of 11,735,202 shares for, 180 shares against, and 150 shares abstaining, (i)Messrs. Nicholas Aynilian, Drury J. Gallagher, Ian Hague, Van Krikorian, and Michael Mason were reelected as directors; and (ii) Allen G. Roth, PA was appointed as the Company's auditor for the fiscal year 2005.

(b) On July 13, 2005, the Company's subsidiary, Minero Global Chile Limitada, began small scale production at the Santa Candalaria mine pursuant to the March 28, 2005 contract.

(c) On July 13, 2005, the Company named Lester Caesar, formerly Chief Accounting Officer, as its Chief Financial Officer.

(d) On July 29, 2005, the Company closed a private placement raising three million dollars to fund acquisition of the Tukhmanuk mining property in Armenia as well as to further its current mining and exploration projects and for working capital. The transaction involved the issuance of four million shares of common stock at $0.75 per share. Each new share issued carries a warrant to purchase one half of one additional share at $1.50 per share. The warrants are exercisable on or before July 31, 2007. Subscribers to shares and their corresponding amounts purchased were: Firebird Global Master Fund, Ltd. to 1,000,000 shares; Firebird Republics Fund, Ltd. to 500,000 shares; Firebird Avrora Fund, Ltd. to 500,000 shares; East Capital to 666,667 shares; Falcon QP LP to 533,333 shares; Dover Industries Corp. to 333,333 shares; Bank Sal Oppenheim jr & Cie (Switz) Ltd to 200,000 shares; Richard Potapchuk to 75,000 shares; Holmes Revocable Trust to 50,000 shares; Ralph M. Richart to 50,000 shares; David Parry to 50,000 shares; and Dan Pedersen to 41,667 shares.

(e) On August 1, 2005, the Company's subsidiary Global Gold Mining, LLC ("GGM") entered an agreement to acquire the Tukhmanuk gold mining property and surrounding exploration sites. The Tukhmanuk property is adjacent to Global Gold's Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. In addition to the central property, the acquisition includes a 200,000 tonne per year capacity plant and the Damlik, Mirak, Grebnevaya, Ozyornaya, Emin Yourt, Voskedzor, and Dalma exploration sites. The property is held by the Armenian company Mego-Gold, LLC, ("MG") for which GGM, agreed to pay $3,500,000. GGM is initially paying $1,500,000 for 51% of MG and paying the balance of the purchase price for the remaining 49% within two years. The transaction closed on August 8, 2005 when GGM transferred the first $1,500,000 payment to the sellers in exchange for 51% of MG and issuance of the necessary mining licenses by the Armenian Government to MG.

(f) On August 1, 2005, the Company's subsidiary GGM entered three-year employment agreements in Armenia with Messrs. Simon Cleghorn and Frank Pastorino, as Director of Mining and Exploration and Director of Business Operations, respectively. The terms of both contracts are identical, with compensation at $100,000 per year and restricted stock awards of the Company's shares of 45,000 each vesting at a rate of 15,000 shares per year. Each contract is for three years and provides that each employee shall devote 80% of his available time to his duties. Mr. Cleghorn received his Bachelor of Engineering in Mineral Exploration and Mining Geology with honors from the Western Australia School of Mines in 1989 and has worked in Armenia since 1997. Mr. Pastorino received his Bachelor of Science degree in 1999 and Masters of Business Administration degree in 1999 both from the University of Louisville and has worked in Armenia since 2002, starting as a US Peace Corps volunteer.


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

RESULTS OF OPERATIONS

SIX-MONTHS ENDED JUNE 30, 2005 AND SIX-MONTHS ENDED JUNE 30, 2004

During the six-month period ended June 30, 2005, the Company's administrative and other expenses were $619,638, which represented an increase of $163,829 from $455,809 in the same period last year. The expense increase was primarily attributable to higher legal expense of $30,169, insurance expense of $23,841, and mine exploration costs of $132,215 due to increased activity resulting from project development in Armenia and Chile.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, the Company's total assets were $1,022,470, of which $572,666 consisted of cash or cash equivalents.

The Company's plan of operation for the calendar year 2005 is:

(a) To continue exploration activities and mining with regard to the Santa Candalaria Chilean mining properties purchased in February 2004;

(b) To develop the Hankavan and Marjan mining properties in Armenia acquired in December 2003, to develop the Tukhmanuk mining property and the surrounding exploration sites, to engage in further exploration in Armenia, and to pursue and consummate the acquisition of the Armenia mining properties from Sipan 1, LLC, and develop those properties through a joint venture;

(c) To review and possibly acquire additional mineral bearing properties; and

(d) Pursue additional financing through private placements or joint ventures.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia.

The Company also anticipates spending additional funds in Armenia for further exploration and development as well as acquisition of properties. The Company anticipates that it may have to issue additional equity or debt to finance its planned activities. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 330,000 shares of Common Stock of the Company at an exercise price of $0.25 per share, which expire on October 31, 2005. If the Warrants were exercised in full, the Company would receive $82,500 in gross proceeds. In addition, the Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 3,000,000 million shares of Common Stock of the Company at an exercise price of $0.75 per share, which expire on December 1, 2006. If these Warrants were exercised in full, the Company would receive $2,250,000 in gross proceeds. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 2,000,000 shares of Common Stock of the Company at an exercise price of $1.50 per share, which expire on July 31, 2007. If these Warrants were exercised in full, the Company would receive $3,000,000 in gross proceeds.

The Company does not intend to engage in any research and development during 2005 and does not expect to sell any plant or significant equipment; it does anticipate purchasing processing plant and equipment assets.

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



None


Item 3. Defaults Upon Senior Securities.


None

Item 4. Submission of Matters to a Vote of Security Holders.


None

Item 5. Other Information.


Item 6. Exhibits and Reports on Form 8-K.

a. The following documents are filed as part of this report:

         o Unaudited Condensed Financial Statements of the Company, including Balance Sheet as of June 30, 2005; Statements of Operations and Statements of Cash Flows for the three-months and six months ended June 30, 2005 and June 30, 2004, and for the development stage period from January 1, 1995 through June 30, 2005 and the Exhibits which are listed on the Exhibit Index.


EXHIBIT NO.               DESCRIPTION OF EXHIBIT

Exhibit 31.1              Certification of Chief Executive Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002


Exhibit 31.2              Certification of Chief Financial Officer pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002


Exhibit 32.1              Certification of Chief Executive Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2              Certification of Chief Financial Officer pursuant to
                          Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.1              August 1, 2005 Employment Agreement of Simon Cleghorn

Exhibit 10.2              August 1, 2005 Employment Agreement of Frank Pastorino


(b) Reports on Form 8-K filed during the quarter ended June 30, 2005




Current Reports on Form 8-K, filed with the Securities and Exchange Commission on July 15, 2005, under Item 8.01 of Form 8K and on August 3, 2005 under Items 1.01, 3.02, and 9.01 of Form 8K.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    GLOBAL GOLD CORPORATION



                                                  By:  /s/ Drury J. Gallagher
August 12, 2005                                        -------------------------
                                                       Drury J. Gallagher,
                                                       Chairman, Chief Executive
                                                       Officer and Treasurer