Form 10QSB
period 2005-09-30
GLOBAL GOLD CORP
filed 2005-11-14
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2005

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

                                 Not applicable
 ------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

As of November 10, 2005 there were 17,851,301 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet - as of September 30, 2005 .....3

        Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 and September 30, 2004 and for the development stage period from January 1, 1995 through
         September 30, 2005 ..................................................4

        Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and September 30, 2004 and for the development stage period from January 1, 1995 through
         September 30, 2005 ..................................................5

        Notes to Condensed Consolidated Financial Statements (Unaudited) ...6-8

Item 2. Management's Discussion and Analysis or Plan of Operation .........8-10

Item 3. Controls and Procedures .............................................10

                                            PART II OTHER INFORMATION

Item 1. Legal Proceedings ...................................................10

Item 2. Changes in Securities................................................10

Item 3. Defaults Upon Senior Securities .....................................10

Item 4. Submission of Matters to a Vote of Security Holders .................10

Item 5. Other Information ...................................................10

Item 6. Exhibits and Reports on Form 8-K ....................................11

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                 Unaudited Condensed Consolidated Balance Sheet

                               September 30, 2005


                                     ASSETS
                                     ------
CURRENT ASSETS
Cash .................................................................1,523,129
Receivables .............................................................19,683
Inventories ..............................................................8,511
                                                                     -----------
      TOTAL CURRENT ASSETS............................................1,551,323

Plant and Equipment ....................................................561,051
Other assets ...........................................................210,130
Mine acquisition costs ...............................................2,876,429
                                                                     -----------
                                                                     $5,198,933

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses................................$   18,348
Note Payable, net of unamortized discount of $252,423.................1,747,577


STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000 shares authorized,
                  17,631,301 shares issued and outstanding...............17,631
         Additional paid-in-capital .................................11,355,984
         Unearned compensation.........................................(595,919)
         Accumulated deficit.........................................(2,907,648)
         Deficit accumulated during the development stage ...........(4,437,040)
                                                                     -----------
                  TOTAL STOCKHOLDERS' EQUITY .........................3,433,008
                                                                     -----------
                                                                     $5,198,933
                                                                     ===========

                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

            Unaudited Condensed Consolidated Statements of Operations

                                                                                                              Cumulative amount
                                                                                                                     from
                                        July 1, 2005      July 1, 2004      January 1, 2005    January 1,2004  January 1, 1995
                                           through          through             through             through         through
                                        September 30,     September 30,      September 30,     September 30,    September 30,
                                            2005              2004               2005               2004            2005
                                        -------------     -------------     ---------------    --------------  -----------------
REVENUES                                $         -0-     $         -0-     $           -0-    $          -0-  $             -0-
EXPENSES:

Selling general and administrative
                                             271,990           120,089             678,798           525,452          3,230,175
Mine exploration costs                       344,340             5,264             507,460            36,169            738,752
Legal fees                                     5,608             3,575              55,318            23,116            772,245
Write-off investment in Georgia
   mining interests
                                                 ---               ---                 ---               ---            135,723
Gain on sale of interest in Global
   Gold Armenia
                                                 ---               ---                 ---               ---           (268,874)
(Gain) loss on sale of interest in
   Sterlite Gold Ltd.
                                                 ---               ---                 ---            (8,748)           (50,767)
Gain on extinguisment of debt
                                                 ---                                   ---                             (110,423)
Interest Income                               (3,654)              ---              (9,232)              ---             (9,791)
                                        -------------     -------------     ---------------    --------------  -----------------
         TOTAL EXPENSES                      618,284           128,928           1,232,344           575,989          4,437,040

NET LOSS                                    (618,284)         (128,928)         (1,232,344)         (575,989)        (4,437,040)
                                        =============     =============     ===============    ==============  =================
NET LOSS PER SHARE-BASIC AND
   DILUTED                                    $(0.04)           $(0.01)             $(0.09)           $(0.06)
                                        =============     =============     ===============    ==============
WEIGHTED AVERAGE SHARES OUTSTANDING
                                          16,219,018         9,281,301          14,356,393         9,268,663
                                        =============     =============     ===============    ==============



                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
            Unaudited Condensed Consolidated Statements of Cash Flows


                                                        January 1, 2005           January 1, 2004         Cumulative Amount
                                                            through                   through                    from
                                                       September 30, 2005       September 30, 2004         January 1, 1995
                                                                                                              through
                                                                                                         September 30, 2005
                                                       -------------------      -------------------      -------------------
NET CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss.............................................. $       (1,232,344)      $         (575,989)      $       (4,437,040)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Provision for bad debts..........................                ---                      ---                  325,000
     Amortization of unearned compensation............            207,315                  230,799                  689,873
     Amortization of discount.........................             21,577                      ---                   21,577
     Gain on extinguishment of debt...................                ---                      ---                 (110,423)
     Gain on sale of Armenia mining
       interests......................................                ---                      ---                 (268,874)
     Write-off of mining investment in
       Georgia........................................                ---                      ---                  135,723
     (Gain) loss on sale of investment
       in common stock of Sterlite Gold Ltd                           ---                   (8,748)                 (50,767)
     Non-cash expenses related to issuance of
       common stock...................................                ---                      ---                  174,500
Changes in assets and liabilities:
     Organization costs...............................                ---                      ---                   (9,601)
     Accounts receivable and deposits.................                ---                      ---                     (154)
     Accounts payable and accrued expenses............             11,906                   75,725                  358,965
                                                       -------------------      -------------------      -------------------
  NET CASH FLOWS USED IN OPERATING ACTIVITIES                    (991,546)                (278,213)              (3,171,221)
                                                       -------------------      -------------------      -------------------
NET CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining
       interests......................................                ---                      ---                1,891,155
     Proceeds from sale of investment in
       common stock of Sterlite Gold Ltd..............                ---                   34,879                  246,767
     Investment in certain mining interests...........         (1,500,000)                     ---               (1,653,494)
     Mine acquisition costs...........................                407                  (66,075)              (1,239,035)
                                                       -------------------      -------------------      -------------------
  NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                                    (1,499,593)                 (31,196)                (754,607)
                                                       -------------------      -------------------      -------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from private placement
       offering.......................................          3,000,000                      ---                5,484,073
     Repurchase of common stock.......................                ---                      ---                  (25,000)
     Due to related parties...........................                ---                  167,667                  (22,218)
     Sale of warrants.................................                ---                      ---                      650
     Warrants exercised...............................                ---                      ---                      100
                                                       -------------------      -------------------      -------------------
  NET CASH FLOWS PROVIDED BY FINANCING
       ACTIVITIES                                               3,000,000                  167,667                5,437,605
                                                       -------------------      -------------------      -------------------
NET INCREASE (DECREASE) IN CASH.......................            508,861                 (141,742)               1,511,777
CASH AND CASH EQUIVALENTS - beginning of
     period...........................................          1,014,268                  147,247                  11,352
                                                       -------------------      -------------------      -------------------
CASH AND CASH EQUIVALENTS - end of period............. $        1,523,129       $            5,505       $       1,523,129
                                                       -------------------      -------------------      -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid.....................................                 $0                       $0       $           2,683
                                                       ===================      ===================      ===================
Interest paid.........................................                 $0                       $0       $          16,502
                                                       ===================      ===================      ===================
Noncash Transactions:

Stock issued for unearned compensation................ $          555,000       $          125,000       $       1,377,500
                                                       ===================      ===================      ===================
Stock issued for closing fees......................... $              ---       $              ---       $          45,000
                                                       ===================      ===================      ===================
Stock forfeiture...................................... $              ---       $              ---       $         131,708
                                                       ===================      ===================      ===================
Stock issued for mine acquisition costs............... $              ---       $              ---       $         113,197
                                                       ===================      ===================      ===================
Stock issued in exchange for accounts payable......... $              ---       $           76,608       $         138,500
                                                       ===================      ===================      ===================


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2005



1. BASIS FOR PRESENTATION

The accompanying financial statements present the development stage activities of the Company and its wholly owned subsidiaries from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through September 30, 2005.

The accompanying financial statements are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial information and instructions to Form 10-QSB. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2004 annual report on Form 10-KSB. The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2005.

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

On August 1, 2005, the Company entered two-year employment agreements with Messrs. Lester S. Caesar, CPA as the Chief Financial Officer and Jan Dulman as the Controller. Mr. Caesar will receive $48,000 per year and Mr. Dulman will receive $12,000 per year. Both contracts are identical in that they include restricted stock awards of the Company's shares of 40,000 vesting at a rate of 10,000 shares per six months. Each contract is for two years and provides that each employee shall devote 20% of his available time to his duties.

Cash compensation expense for the nine months ended September 30, 2005 and 2004 was $244,278 and $200,000.

The amount of total unearned compensation amortized for the nine months ended September 30, 2005 and 2004 was $207,315 and $362,507, respectively.

3.  EQUITY TRANSACTIONS


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


 4.  AGREEMENTS

On March 28, 2005, the Company's subsidiary Minero Global Chile Limitada entered an agreement with Adrian Soto Torino to provide mine preparation work and mining on the previously mined vein structure at the Santa Candalaria mine in Region III of Chile. On September 30, 2005, this contract for small scale mining was terminated based on the contractor's inability to meet the production requirements. This termination did not affect the ongoing exploration and drilling program at the property.

On August 1, 2005, the Company's subsidiary Global Gold Mining, LLC ("GGM") entered an agreement to acquire the Tukhmanuk gold mining property and surrounding exploration sites. The Tukhmanuk property is adjacent to Global Gold's Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. In addition to the central property, the acquisition includes a 200,000 tonne per year capacity plant and the Damlik, Mirak, Grebnevaya, Ozyornaya, Emin Yourt, Voskedzor, and Dalma exploration sites. The property is held by the Armenian company Mego-Gold, LLC, ("MG") for which GGM, agreed to pay $3,500,000. GGM initially paid $1,500,000 for 51% of MG and paying the balance of the purchase price for the remaining 49% within two years. The transaction closed on August 8, 2005 when GGM transferred the first $1,500,000 payment to the sellers in exchange for 51% of MG and issuance of the necessary mining licenses by the Armenian Government to MG. The company is obligated to pay the balance of the purchase price of $2,000,000 in August 2007. Such amount is reflected in the financial statements at its present value of $1,747,577 which includes imputed interest at 7.5% per annum compounded semi-annually to maturity.

As of August 15, 2005, Global Gold Mining, LLC ("GGM") (which is wholly owned by Global Gold Armenia, LLC which in turn is wholly owned by Global Gold Corporation) entered into a joint venture agreement with Caucusus Resources Pty Ltd. an Australian company (which is a subsidiary of Iberian Resources Limited also an Australian company) ("CR") to form the "Aigedzor Mining Company, LLC on an 80% CR, 20% GGM basis in anticipation of jointly acquiring and developing (a) the Armenian limited liability company Sipan 1, LLC which is the licensee for the Litchkvadz-Tey and Terterasar mining properties as well as the associated plant and assets in southern Armenia; and (b) mineral exploration and related properties within a 20 kilometer radius of the southern Armenian town of Aigedzor, all as described in the exhibit filed on Form 8-K.


5.  SUBSEQUENT EVENTS -


(a) Pursuant to the option initially held by Global Gold Corporation, on October 27, 2005, the Aigedzor Mining Company, LLC ("AMC") entered into a share purchase agreement (the " Sipan 1 SPA") with Mr. Albert Sakhkalian, the sole shareholder of the Armenian company Sipan 1, LLC ("Sipan 1") to acquire 100% of the shares of Sipan 1. Sipan 1 is the licensee for the Litchkvadz-Tey and Terterasar mining properties as well as the owner of the associated plant and assets in southern Armenia. AMC is a joint venture formed as of August 15, 2005, between Global Gold Mining, LLC ("GGM") (which is wholly owned by Global Gold Armenia, LLC which in turn is wholly owned by Global Gold Corporation) and Caucasus Resources Pty Ltd. an Australian company (which is subsidiary of Iberian Resources Limited also an Australian company) ("CR"). The parties formed AMC on an 80% CR, 20% GGM basis in anticipation of jointly acquiring and developing (a) Sipan 1 ; and (b) mineral exploration and related properties within a 20 kilometer radius of the southern Armenian town of Aigedzor. GGM is contributing $260,000 in addition to all of its other costs related to the Sipan 1 acquisition, and CR is contributing all other costs related to the acquisition and development of the properties until production commences, whereupon the parties will finance further development in proportion to their interests.

Key terms of the Sipan 1 SPA include a total purchase price of $4,550,000, with $3,500,000 payable at the closing through an escrow account being held at the HSBC bank in Yerevan, a credit to the buyer for the $50,000 deposit paid by GGM pursuant to the January 20, 2004 Purchase Deposit Agreement through which GGM acquired the option to purchase Sipan 1, and the remaining $1,000,000 payable within three years of the closing subject to offset for any liabilities related to events preexisting the closing. AMC is also providing a company guarantee and a mutually acceptable bank guarantee of its performance for the $1,000,000 payment due in three years, all as described in the exhibit filed on form 8-K. On November 8, 2005, the sole shareholder of Sipan 1 transferred all of the shares of Sipan 1 to AMC and official registration of ownership to AMC was recorded.

(b) As of October 28, 2005, Global Gold Mining, LLC ("GGM") (which is wholly owned by Global Gold Armenia, LLC which in turn is wholly owned by Global Gold Corporation) entered into a joint venture agreement with Caucasus Resources Pty Ltd. an Australian company (which is subsidiary of Iberian Resources Limited also an Australian company) ("CR") to form the "Marjan Mining Company, LLC ("Marjan Mining") to explore and develop the Marjan Gold Project in the south east of Armenia, close to the Armenia-Nakhichevan border. This property was previously explored during the Soviet era, and GGM acquired the Armenian company which held the license to the property, SHA, LLC ("SHA"), in December 2003. SHA is transferring all of its interest in the Marjan property to Marjan Mining. CR initially will own 40% of Marjan Mining, and will be responsible for all expenses associated with developing and bringing the property into production. Upon spending $500,000, pursuant to a mutually agreed budget, CR's interest in Marjan Mining will increase to 51%, and upon the commencement of production, has the right to earn in up to 80% of Marjan Mining, and GGM will retain the 20% interest, all as described in the exhibit filed on form 8-K.

(c) On October 31, 2005, Global Gold Corporation sold $55,000 in common shares, pursuant to exemptions from registration requirements of the Securities Act. The transaction involved the exercise of warrants originally issued on October 31, 2000. The transaction involved the issuance of 220,000 shares of common stock at $0.25 per share in accordance with the warrants.


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

RESULTS OF OPERATIONS

NINE-MONTHS ENDED SEPTEMBER 30, 2005 AND NINE-MONTHS ENDED SEPTEMBER 30, 2004

During the nine-month period ended September 30, 2005, the Company's administrative and other expenses were $1,241,576, which represented an increase of $656,839 from $584,737 in the same period last year. The expense increase was primarily attributable to higher legal expense of $32,202, insurance expense of $24,037, and mine exploration costs of $471,291 due to increased activity resulting from project development in Armenia and Chile.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, the Company's total assets were $5,198,933, of which $1,523,129 consisted of cash or cash equivalents.

The Company's plan of operation for the calendar year 2005 is:

(a) To continue exploration activities with regard to the Santa Candalaria Chilean mining properties purchased in February 2004;

(b) To continue the drilling and exploration programs at the Hankavan mining property and surrounding areas in Armenia;

(c) To commence mining and continue a drilling and exploration program at the Tukhmanuk mining property and the surrounding exploration sites;

(d) To work with Iberian Resources Limited on the Aigedzor Mining Company, LLC and Marjan Mining Company, LLC joint ventures in Armenia;

(e) To engage in further exploration in Armenia;

(f) To review and possibly acquire additional mineral bearing properties; and

(g) Pursue additional financing through private placements or joint ventures.

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

The Company has been able to continue its development stage activities based upon its receipt of funds from the issuance of equity securities, and by acquiring assets or paying expenses by issuing stock. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of our securities or borrowings. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.


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

None

Item 5. Other Information.

Item 6. Exhibits and Reports on Form 8-K.

a.  The following documents are filed as part of this report:

          o Unaudited Condensed Financial Statements of the Company, including Balance Sheet as of September 30, 2005; Statements of Operations and Statements of Cash Flows for the three-months and nine months ended September 30, 2005 and September 30, 2004, and for the development stage period from January 1, 1995 through September 30, 2005 and the Exhibits which are listed on the
               Exhibit Index.

EXHIBIT NO.    DESCRIPTION OF EXHIBIT

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Exhibit 10.1   August 1, 2005 Employment Agreement of Simon Cleghorn

Exhibit 10.2   August 1, 2005 Employment Agreement of Frank Pastorino

Exhibit 10.3   August 1, 2005 Employment Agreement of Lester S. Caesar, CPA

Exhibit 10.4   August 1, 2005 Employment Agreement of Jan Dulman

* Provided herewith

(b) Reports on Form 8-K filed during the quarter ended September 30, 2005

Current Reports on Form 8-K, filed with the Securities and Exchange Commission on November 15, 2005, under Item 8.01 of Form 8K and on August 3, 2005 under Items 1.01, 3.02, and 9.01 of Form 8K.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GLOBAL GOLD CORPORATION



                                                   By:  /s/ Drury J. Gallagher
November 14, 2005                                  ----------------------------
                                                   Drury J. Gallagher, Chairman,
                                                   Chief Executive Officer and
                                                   Treasurer