Form 10KSB
period 2005-12-31
GLOBAL GOLD CORP
filed 2006-03-31
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

                    45 East Putnam Avenue, Greenwich, CT 06830
               (Address of principal executive offices) (Zip Code)

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

                  Yes: _X_          No: ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

                  Yes: ____                 No: ____

The issuer's revenues for its most recent fiscal year ending December 31, 2005 were $-0-.

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 23, 2006, was $15,525,702.

As of March 23, 2006 there were 18,270,301 shares of the registrant's Common Stock outstanding.

(1) As of December 31, 2005, the Company's Common Stock was publicly traded on the OTCBB. The Board of Directors of the Company determined that the fair market value of the Common Stock based on the share price of the most recent sale of common stock as of December 31, 2005 was $1.50 per share.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____                   No  __X__


When used in this report, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-KSB.

ITEM 1.  DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold Corporation (the "Company" or "Global Gold") is currently in the development stage. It is engaged in exploration, development, and mining of gold and other minerals in Armenia and in Chile, mining in Armenia, and the holding of a royalty interest in Chile. The Company's headquarters are in Greenwich, CT and its subsidiaries maintain offices and staff in Yerevan, Armenia and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage of mineral exploration and mining on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. In September 2002, the Company entered into negotiation to acquire a mining property in Chile. The Company, on January 15, 2003, entered into an option/purchase/lease agreement with Alfredo Soto Torino and Adrian Soto Torino for the purchase of copper gold properties in Chanaral District III Chile (the Candelaria 1 to 3, the Santa Candelaria 1 to 8 and the Torino I mining claims 1 through 7 and Torino II mining claims 1 through 11) (the "Chilean Agreement"). The Company currently refers to all of the properties acquired by the Chilean Agreement as "Santa Candelaria." The Agreement was converted into a purchase Agreement on February 4, 2004.

On January 24, 2003, the Company formed Global Oro LLC and Global Plata LLC, as wholly owned subsidiaries, in the State of Delaware. The companies were formed to be equal joint owners of a Chilean Limited Liability Company, Minera Global Chile Limitada ("Minera Global"), formed as of May 6, 2003, for the purpose of conducting business operations in Chile.

After certain exploration activities, including limited drilling in 2005, the Company determined that it should discontinue its exploration operations at Santa Candelaria, and wrote down its investment. Further, on January 13, 2006, the Company sold its interest in Santa Candelaria in exchange for a royalty and the right to reacquire the property; all as further described in the "subsequent events" notes. The Company maintains its Santiago office and is engaged in other development activities in Chile

In 2003, the Company entered into two agreements in Armenia, a member of the Commonwealth of Independent States. These agreements were for the acquisition of the Hankavan and Marjan mines, and an agreement for the purchase of the Lichkvadz-Tei and Terterasar gold properties in southern Armenia.

On August 18, 2003, the Company formed Global Gold Armenia LLC ("GGA"), as a wholly owned subsidiary, which in turn formed Global Gold Mining LLC ("Global Gold Mining"), as wholly owned subsidiary, both in the State of Delaware. Global Gold Mining LLC was qualified to do business as a branch operation in Armenia and owns assets and shares of operating companies in Armenia. On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC which held the license to the Hankavan and Marjan properties.

On January 25, 2005, SHA, LLC submitted applications to the Armenian Government for exploration licenses for five additional mineral bearing properties in North Central Armenia, all proximate to Hankavan.

On August 1, 2005, Global Gold Mining entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites as well as a plant and other assets, all as described below. The Tukhmanuk property is adjacent to the Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. In addition to the central property the acquisition includes a 200,000 tonne per year capacity plant and the Damlik, Mirak, Grebnevaya, Ozyornaya, Emin Yourt, Voskedzor, and Dalma exploration sites.

As of August 15, 2005, Global Gold Mining entered into a joint venture agreement with Caucusus Resources Pty Ltd. an Australian company (which is a subsidiary of Iberian Resources Limited also an Australian company) ("CR") to form the Aigedzor Mining Company, LLC ("AMC") on an 80% CR, 20% Global Gold Mining basis in anticipation of jointly acquiring and developing (a) for the Lichkvadz-Tei and Terterasar mining properties as well as the associated plant and assets in southern Armenia through the Armenian limited liability company Sipan 1, LLC which is the licensee ("Sipan 1"); and (b) mineral exploration and related properties within a 20 kilometer radius of the southern Armenian town of Aigedzor

Pursuant to the option initially held by Global Gold, on October 27, 2005, AMC entered into a share purchase agreement (the " Sipan 1 SPA") with Mr. Albert Sakhkalian, and acquired 100% of the shares of Sipan 1. Sipan 1 is the licensee for the Lichkvadz-Tei and Terterasar mining properties as well as the owner of the associated plant and assets in southern Armenia.

As of October 28, 2005, Global Gold Mining entered into a joint venture agreement with Caucasus Resources Pty Ltd. to form the "Marjan Mining Company, LLC ("Marjan Mining") to explore and develop the Marjan Gold Project in the south east of Armenia, close to the Armenia-Nakhichevan border. This property was previously explored during the Soviet era, and Global Gold Mining acquired SHA LLC, the Armenian company which held the license to the property in December 2003. SHA transfered all of its interest in the Marjan property to Marjan Mining. CR initially will own 40% of Marjan Mining, and will be responsible for all expenses associated with developing and bringing the property into production.

Upon spending $500,000, pursuant to a mutually agreed budget, CR's interest in Marjan Mining will increase to 51%, and upon the commencement of production, has the right to earn in up to 80% of Marjan Mining, and Global Gold Mining will retain the 20% interest.

On January 31, 2006, Global Gold Mining closed the transaction agreed to by the share purchase agreement dated as of January 23, 2006 with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to Global Gold Mining in exchange for 100,000 shares of the Company's common stock. All assets (including the "Athelea" name) not related to the approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia will be transferred back to the Sellers and AI shall be renamed the "Getik Mining Company." The Company has approved and is implementing a three year exploration program at the Getik property.


(2) INITIAL ARMENIAN MINING PROJECT

In 1996, the Company acquired rights under a Joint Venture Agreement with the Ministry of Industry of Armenia and Armgold, S.F., the Armenian state enterprises, formed to provide capital and multistage financing of the Armenian gold industry, which rights were finalized under the Second Armenian Gold Recovery Company Joint Venture Agreement dated as of September 30, 1997.

As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's wholly-owned Cayman Islands subsidiary ("GGA"), reached an agreement with First Dynasty Mines, Ltd., whose name changed to Sterlite Gold Ltd. on July 5, 2002 ("Sterlite"), a Canadian public company whose shares are traded on the Toronto Stock Exchange. Under such agreement, Sterlite acquired the right to acquire all of the stock of GGA, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailing project and the preparation of engineering and business plan materials for the remaining Armenian mining projects and delivering 4,000,000 shares of First Dynasty (later Sterlite) Common Stock.

The Company, GGA and Sterlite entered into a definitive agreement dated May 13, 1997 reflecting the final agreement of the parties with respect to the above project (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998. Pursuant to the FDM Agreement, the Company retains the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite, or any of its affiliates or successors in interest, in any exploration project undertaken by them in Armenia.


In connection with Sterlite's purchase of the Company's remaining 20% interest in GGA, the Company received a certificate representing special warrants to purchase 4,000,000 shares of First Dynasty common stock. In September 1999, the warrants were exchanged for 4,000,000 shares of First Dynasty common stock. As of December 31, 2004, the Company did not own any shares of Sterlite common stock.


For a further description of the background concerning the initial Armenian mining project, an interested person can review the quarterly and annual reports previously filed by the Company with the SEC.

(3) PRIOR GEORGIAN MINING PROJECT

As of December 31, 1997, the Company abandoned its pursuit of any mining project in the country of Georgia.

For a further description of the background concerning the Georgian mining project, an interested person can review the annual reports previously filed by the Company with the SEC.


(4) RECENT ACTIVITIES

On March 23, 2005, Minera Global entered a contract with Adrian Soto-Torino to mine the vein structure historically mined at Santa Canadalaria, and began a drilling program in the second quarter of 2005 to further explore the property. The results of both of these activities did not meet the Company's expectations, and further mining and exploration were discontinued.

As of January 13, 2006, Minera Global entered into a purchase, option, and royalty agreement with Mr. Adrian Soto Torino, a citizen of Chile ("AST") to transfer the mining concessions Candelaria 1, 2, and 3 in Comuna de Diego de Almagro, Region III of Chile to AST to mine the gold property and pay Minera Global a net smelter royalty of 10% until such time as Minera Global has been paid $75,000 and thereafter a net smelter royalty of 2% for the life of the mine. All liabilities and fees associated with the property are the responsibility of AST, and Minera Global retains the option to reacquire the mining concession upon 60 days notice and payment of 1,000,000 Chilean pesos (approximately $1,883 USD). Minera Global maintains its office in Santiago and is evaluating other exploration and mining opportunities in Chile.

On October 28, 2003,  the Company  entered  into an  agreement  Sipan I, LLC, an
Armenian  company,   for  the  purchase  of  the  Lichkvadz-Tei  and  Terterasar gold/silver properties and the Aigedzor Processing Plant in southern Armenia.

As of August 15, 2005, Global Gold Mining entered into a joint venture agreement with Caucusus Resources Pty Ltd. ("CR") to form the "Aigedzor Mining Company, LLC on an 80% CR, 20% Global Gold Mining basis in anticipation of jointly acquiring and developing (a)the Armenian limited liability company Sipan 1, LLC which is the licensee for the Lichkvadz-Tei and Terterasar mining properties as well as the associated plant and assets in southern Armenia; and (b) mineral exploration and related properties within a 20 kilometer radius of the southern Armenian town of Aigedzor

Pursuant to the option initially held by Global Gold Corporation, on October 27, 2005, the Aigedzor Mining Company, LLC ("AMC") entered into a share purchase agreement (the " Sipan 1 SPA") with Mr. Albert Sakhkalian, the sole shareholder of the Armenian company Sipan 1, LLC ("Sipan 1") to acquire 100% of the shares of Sipan 1. Sipan 1 is the licensee for the Lichkvadz-Tei and Terterasar mining properties as well as the owner of the associated plant and assets in southern Armenia. AMC is a joint venture formed as of August 15, 2005, between Global Gold Mining and Caucasus Resources Pty Ltd. an Australian ("CR"). Global Gold Mining contributed $260,000 in addition to all of its other costs related to the Sipan 1 acquisition, and CR is contributing all other costs related to the acquisition and development of the properties until production commences, whereupon the parties will finance further development in proportion to their interests.

Key terms of the Sipan 1 SPA include a total purchase price of $4,550,000, with $3,500,000 payable at the closing through an escrow account being held at the HSBC bank in Yerevan, a credit to the buyer for the $50,000 deposit paid by Global Gold Mining pursuant to the January 20, 2004 Purchase Deposit Agreement through which Global Gold Miningacquired the option to purchase Sipan 1, and the remaining $1,000,000 payable within three years of the closing subject to offset for any liabilities related to events preexisting the closing. AMC is also providing a company guarantee and a mutually acceptable bank guarantee of its performance for the $1,000,000 payment due in three years.

On December 21, 2003, the Company exercised its option to purchase all of the ownership shares of SHA, LLC holding title to the Hankavan and Marjan mines for a total payment of U.S. $15,000 and a Royalty Agreement to pay one dollar per ounce of gold produced at Hankavan up to $160,000. The Company also advanced U.S. $1,500 for exploration costs and licensing fees.

The Hankavan mine deposit is located in central Armenia between Vanadzor and Meghradzor north of the Marmarik River. The Marjan property is located in south east Armenia and is a polymetallic, gold, silver, lead, and zinc, ore body. The

Company has not yet developed a feasibility report for the development of these properties, and has not yet determined the amount of proven or probable reserves of gold, copper and other minerals on the property, if any. At Hankavan, a program to reopen the previously constructed exploration tunnels surveying geological mapping, sampling and chemical analyses has been developed and began in the fourth quarter of 2004 and in 2005. In 2005, SHA substituted a drilling program for the process of reopening all of the adits.

On January 25, 2005, the Company's subsidiary SHA, LLC submitted applications to the Armenian Government for exploration licenses for five additional mineral bearing properties in North Central Armenia, all proximate to Hankavan.

As of October 28, 2005, Global Gold Mining entered into a joint venture agreement with Caucasus Resources Pty Ltd. an Australian company to form the "Marjan Mining Company, LLC ("Marjan Mining") to explore and develop the Marjan Gold Project in the south east of Armenia, close to the Armenia-Nakhichevan border. This property was previously explored during the Soviet era, and Global Gold Mining acquired the Armenian company which held the license to the property, SHA, LLC in December 2003. SHA is transferring all of its interest in the Marjan property to Marjan Mining. CR initially will own 40% of Marjan Mining, and will be responsible for all expenses associated with developing and bringing the property into production.

Upon spending $500,000, pursuant to a mutually agreed budget, CR's interest in Marjan Mining will increase to 51%, and upon the commencement of production, has the right to earn in up to 80% of Marjan Mining, and Global Gold Mining will retain the 20% interest.

On August 1, 2005, Global Gold Mining entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as a plant and other assets, all as described below. The Tukhmanuk property is adjacent to Global Gold's Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. In addition to the central property the acquisition includes a 200,000 tonne per year capacity plant and the Damlik, Mirak, Grebnevaya, Ozyornaya, Emin Yourt, Voskedzor, and Dalma exploration sites. The property is held by the Armenian company Mego-Gold, LLC, for which Global Gold's subsidiary Global Gold Mining agreed to pay $3,500,000. Global Gold Mining is initially paying $1,500,000 for 51% of Mego-Gold and paying the balance of the purchase price for the remaining 49% within two years. Mego Gold produced gold concentrate in the past, and in November and December 2005, the plant at Tukhmanuk was tested and was capable of producing concentrate. The plant is also being upgraded and mining plans call for production in 2006.

On January 31, 2006, Global Gold Mining closed the transaction agreed to by the share purchase agreement dated as of January 23, 2006 with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to Global Gold Mining in exchange for 100,000 shares of the Company's common stock. All assets (including the "Athelea" name) not related to the approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia will be transferred back to the Sellers and AI shall be renamed the "Getik Mining Company."

On March 10, 2006, the Company executed a Private Placement Management Agreement with Aton Securities to raise on a "best efforts" basis between $5 million and $10 million by issuing shares of common stock and warrants of the Company. The minimum and maximum amounts to be raised may be amended by the company's board of directors.

The Company and its subsidiaries have fifty eight employees.

>> The Company's policy on environmental matters is stated in it code of Business Conduct and and Ethics, and requires compliance with all relevant laws and regulations. Specifically, t he Company's legal compliance requires that the Company conduct its business in a manner that is compatible with the balanced environmental and economic needs of the communities in which it operates. The Company is committed to continuous efforts to improve environmental performance throughout its operations.
     Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development. This assessment will be made available to the appropriate government agencies for review and approval; encourage concern and respect for the environment, emphasize every employee's responsibility in environmental performance, and foster appropriate operating practices and training; manage its business with the goal of preventing incidents and of controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with this policy. The Company has budgeted and made payments to for envirometnal compliance.

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

NEED FOR KEY PERSONNEL

The Company presently has one officer and one director, as well as three operation managers, intimately familiar with the operation of mining projects or the development of such projects and with experience in former soviet countries. While the Company does not believe the loss of its president or any other director or officer of the Company will materially and adversely affect its long-term business prospects, the loss of any of the Company's senior personnel might potentially adversely affect the Company until a suitable replacement could be found. The Company continues to employ independent consultants and engineers, and employs through subsidiaries personnel with mining, geology, and related backgrounds in Armenia and in Chile.

TRADING MARKET

The Company's Common Stock is currently traded. The Company's Common Stock was declared eligible for trading on the OTC Bulletin Board, effective March 30, 2004.

LACK OF INSURANCE PROTECTION

The Company may not be able to obtain adequate insurance protection for its potential investments in the Chilean exploration and mining project and any Armenian exploration and mining project. However, the Company has provided reserves in excess of statutory requirements in Armenia.

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

MINING CONCESSIONS, PERMITS AND LICENSES

The Group's mining and processing activities are dependant upon the grant of appropriate licenses, concessions, leases, permits and regulatory consents which may be withdrawn or made subject to limitations. Although the Company believes that the licenses, concessions, leases, permits and consents it holds will be renewed, if required, when they expire, according to the current laws applicable in the respective countries, there can be no assurance that they will be renewed or as to the terms of any such renewal. Mineral rights within the countries in which the Group is currently operating are state-owned.

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

FOREIGN RISKS

The value of the Company's assets may be adversely affected by political, exchange rate, economic and other factors in Chile and Armenia. Armenia is a former Soviet Country in transition, and presents concomitant risks. In particular, the Company has experienced delays in the bureaucratic process and has experienced dealings with corrupt officials at the Ministry of Environment and Natural Resources. The Company practices a zero tolerance program on corruption, has brought its experiences to the attention of the relevant government authorities, and anticipates that the government will enforce the applicable laws.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman and Chief Executive Officer and Van Z. Krikorian, President, General Counsel and Director, own 2,328,453, and 1,600,000 shares respectively, or a total of 3,978,453 shares, out of the 17,896,301 shares of the Company's Common Stock issued and outstanding as of December 31, 2005. The two Company officers, director Nick Aynilian who owns 100,000 and NJA Investments which is controlled by Nick Aynilian, owns of 1,400,000 common shares, of the issued and outstanding shares, entered into a shareholders agreement dated January 1, 2004, that provides for each of the shareholders in the agreement to vote for the others as directors.

Firebird Management, LLC owns a total of 5,873,167 shares, out of the 17,896,301 shares of the Company's Common Stock issued and outstanding as of December 31, 2005.

The Company is a reporting company and is therefore subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

The Company makes its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act accessible free of charge through the Company's Internet site after the Company has electronically filed such material with, or furnished it to, the SEC. The address of that website is http:// www.globalgoldcorp.com. However, such reports may not be accessible through the Company's website as promptly as they are accessible on the SEC's website.


ITEM 2.  DESCRIPTION OF PROPERTIES

The Company rented office space in a commercial building at 104 Field Point Road, Greenwich, CT on a month to month basis at a rental cost of $2,100 per month through February 28, 2006. On March 1, 2006, the Company moved its office to 45 East Putnam Avenue, Greenwich, CT where it signed a 5 year lease at a starting annual rental cost of $44,200.

For a description of the mining properties in which the Company has an interest, see "Description of Business."

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 13, 2005, the Company held its annual stockholders' meeting. As of close of business, there were 13,461,301 shares of common stock of the Company outstanding that were entitled to vote. The Company voted for the continuation of the Board of Directors and the approval of the current auditor.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) Shares of the Company's Common Stock were authorized for trading on the OTC Bulletin Board on March 30, 2004, and have been traded there since under the symbol "GBGD." The high and low per share prices and dividends that were paid therefore for 2004 and 2005 were as follows:

                             2004                                   2005
                             ----                                   ----
Quarter                High*  Low*   Dividend              High  Low   Dividend
-------                ----   ---   --------               ----  ---   --------
1st                     -      -    $  0                   0.50  0.20  $  0
2nd                    0.03   0.01     0                   0.75  0.35     0
3rd                    1.01   0.03     0                   1.35  0.55     0
4th                    0.30   0.25     0                   1.50  0.60     0

* The shares of the Company's common stock were not publicly traded from 1995 until March 31, 2004.

     (b)  As  of  March  23,  2006,  the  Company  had  18,270,301   issued  and
outstanding shares of its Common Stock.

     (c) As of March 23, 2006, there were approximately 1,200 holders of record of shares of the Company's Common Stock.

     (d) The Company did not pay or declare any cash dividends on its shares of Common Stock during its last two fiscal years ended December 31, 2004 and December 31, 2005.

     (e) The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

Sales of Securities. (a) On January 11, 2005 the Company resolved to compensate each Director of the Company with 50,000 shares of the Company's common stock for their services. An aggregate of 250,000 shares with a stated value of $0.50 per share were issued to the directors in February 2005. The Company issued such securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"); (b) On January 11, 2005 the directors agreed to extend Mr. Krikorian's contract to June 30, 2008 and to maintain the stock award component of his base compensation at 300,000 shares for each year of the two year extension. The Company issued such securities in reliance upon Section 4(2) of the Act; (c) On March 10, 2005, Robert Garrison, the former president and CFO, sold 1,423,167 shares of the Company's common stock at a price of $0.25 per share, of which 335,000 shares (120,256 restricted) were sold to Firebird Avrora Fund, Ltd, 200,000 shares (121,384 restricted) to Firebird Global Master Fund, Ltd., and 338,167 shares (71,771 restricted) to Firebird Republics Fund, Ltd. The balance of the shares sold by Mr. Garrison was to unaffiliated parties and of the total 1,423,167 shares sold, 1,109,755 were unrestricted. Mr. Garrison did not exercise his warrants for 150,000 shares which expired on October 31, 2005; (d) On July 29, 2005, the Company sold 1,000,000, 500,000, and 500,000 shares at a purchase price of $0.75 per share to each of Firebird Global Master Fund, Ltd., Firebird Republics Fund, Ltd., and Firebird Avrora Fund, Ltd., respectively, together with warrants to purchase 500,000, 250,000, and 250,000 shares of the Company's common stock at an exercise price of $1.50 per share, respectively, expiring on July 31, 2007. The Company believes each such person is an accredited investor under the meaning of Regulation D issued under the Act. The Company issued such securities in reliance upon Section 4(2) of the Act. For a description of other sales of securities by the Company during 2005, see Item 6, Management's Discussion and Analysis or Plan of Operation. All of the sales of securities were accomplished as private placements exempt from the registration requirements of the federal securities laws; (e) On August 1, 2005, the Company's subsidiary Global Gold Mining entered three-year employment agreements in Armenia with Messrs. Simon Cleghorn and Frank Pastorino, as
Director of Mining and Exploration and Director of Business Operations, respectively. The terms of both contracts are identical, and include restricted stock awards of the Company's shares of 45,000 each vesting at a rate of 15,000 shares per year. The Company issued such securities in reliance upon Section 4(2) of the Act; (f) On August 1, 2005, the Company entered two-year employment agreements with Messrs. Lester S. Caesar, CPA as the Chief Financial Officer and Jan Dulman as the Controller. Both contracts are identical in that they include restricted stock awards of the Company's shares of 40,000 vesting at a rate of 10,000 shares per six months. The Company issued such securities in reliance upon Section 4(2) of the Act;

(g) On October 31, 2005, the Company sold $55,000 in common shares, pursuant to exemptions from registration requirements of the Securities Act. The transaction involved the exercise of warrants originally issued on October 31, 2000. The transaction involved the issuance of 220,000 shares of common stock at $0.25 per share in accordance with the warrants. The Company issued such securities in reliance upon Section 4(2) of the Act; (h) During December 2005, Drury Gallagher, the Company's Chairman and CEO, sold 150,000 shares in the open market at a price of $0.828 per share.

On March 10, 2006 the Company entered into an agreement with Aton Securities Inc. The Company proposes to raise an additional $10,000,000 via a private placement offering. That amount may be amended. Upon receipt of any financing, the Company will pay Aton Securities Inc. a fee of 6% of the amount of financing and warrants to purchase the the Company's stock in the amount of ten percent (10%) of the shares sold in the offering.


ITEM 6.  SELECTED FINANCIAL DATA

Information  related  to  selected  financial  data  can be  found  in  item  7,
Management's   Discussion  and  Analysis  or  Plan  of  Operation,   or  in  the
accompanying financial statements.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this report, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-KSB.

RESULTS OF OPERATIONS

TWELVE-MONTHS ENDED DECEMBER 31, 2005 AND TWELVE-MONTHS ENDED DECEMBER 31, 2004

During the twelve-month period ended December 31, 2005, the Company's administrative and other expenses were $1,454,282 which represented an increase of $718,476 from $735,806 in the same period last year. The expense increase was primarily attributable to foreign subsidiary activity and to higher compensation expense of $246,516, legal fees of $41,802, filing fees of $38,546 and higher travel expenses of $22,944 due to increased activity resulting from project development in Armenia and Chile. The Company had no revenues in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, the Company's total assets were $4,312,933, of which $546,912 consisted of cash or cash equivalents.

The Company's plan of operation for the calendar year 2006 is:

(a) To develop the Tukhmanuk, Getik, Hankavan, Marjan and Sipan 1, LLC mining properties in Armenia and to engage in further exploration in Armenia;

(b) To review and possibly acquire additional mineral bearing properties; and

(c) Pursue additional financing through private placements or joint ventures.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia.

The Company anticipates in 2006 spending approximately $200,000 per month to finance Tukhmanuk operations which are anticipated to earn approximately $400,000 per month starting in May. The Company further anticipates spending approximately $4,000,000 on exploration at Tukhmanuk.

The Company also anticipates spending additional funds in Armenia for further exploration and development of its other properties as well as acquisition of properties. The Company anticipates that it will issue additional equity or debt to finance its planned activities. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 3,000,000 million shares of Common Stock of the Company at an exercise price of $0.75 per share, which expire on December 1, 2006. If these Warrants were exercised in full, the Company would receive $2,250,000 in gross proceeds. In addition, the

Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 2,000,000 million shares of Common Stock of the Company at an exercise price of $1.50 per share, which expire on July 31, 2007. If these Warrants were exercised in full, the Company would receive $3,000,000 in gross proceeds.

The Company does not intend to engage in any research and development during 2006 and does not expect to sell any plant or significant equipment; it does anticipate purchasing processing plant and equipment assets.

The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and shareholder loans, and by acquiring assets or paying expenses by issuing stock. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of securities or borrowings. Management's plans in this regard are to obtain other debt and equity financing until profitable operation and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no guarantee that such financing will continue to be available on reasonable terms, or at all.

ITEM 8.  FINANCIAL STATEMENTS

The audited financial statements of the Company, notes thereto and reports of Independent Certified Public Accountants thereon for the years ended December 31, 2005 and 2004 by Allen G. Roth, P.A., are attached hereto as a part of, and at the end of, this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2005, the last day of the fiscal year covered by this report, an evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of our disclosure controls and procedures (as defined in the Securities and Exchange Act of 1934 Rules 13a-14 and 15d-14). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to December 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected or are likely to materially affect the Company's internal control over financial reporting.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are as follows:

 Name                      Age      Office or Position with the Company
 ----                      ---      -----------------------------------

 Drury J. Gallagher        67       Chairman, Chief Executive Officer,
                                    Treasurer and Director

 Van Z. Krikorian          46       President and General Counsel and
                                    Director

 Lester Caesar             50       Chief Financial Officer

 Jan Dulman                32       Controller

 Dr. W.E.S. Urquhart       55       Vice President

 Nicholas J. Aynilian      42       Director

 Michael T. Mason          60       Director

 Ian C. Hague              44       Director

Each director is elected for a period of one year and serves until his successor is duly elected and qualified. Each director receives 50,000 shares of the Company's common stock per year for his services as a Director. The shares payable for services for the year 2005 were issued on January 11, 2005. Officers are appointed by the Board of Directors. On January 1, 2004, Van K. Krikorian, Nicholas J. Aynilian and Michael T. Mason were appointed Directors of the Company. On January 11, 2005, Ian Hague was appointed as Director.

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

Mr. Krikorian has served as Vice President and General Counsel from June 1, 2003, and as director from January 1, 2004, and as President and General Counsel since October 1, 2004. Mr. Krikorian is an Adjunct Professor of Law at Pace
University Law School and is on the International Council of the George Washington University Elliott School. Prior to joining the Company, Mr. Krikorian was a partner in the New York office of Vedder, Price, Kaufman & Kammholz LLP from 1998 to 2003 and practiced law with Patterson, Belknap, Webb & Tyler from 1993 to 1998. He represented the Company as outside counsel since 1995. In 1992, Mr Krikorian was Armenia's Counselor and Deputy Representative to the United Nations.

Mr. Caesar has been the Company's Chief Financial Officer since August 1, 2005 and was the Company's Chief Accounting Officer prior to that. Mr. Caesar is a certified public accountant licensed to practice in New York and a member of the AICPA & NYSSCPA. He is the principal of a medium sized CPA firm, Lester S. Caesar & Company, in New York City from 1997 to present.

Mr. Dulman has been the Company's Controller since August 1, 2005. Mr. Dulman is a certified public accountant licensed in the State of Connecticut. Mr. Dulman is a financial consultant for AXA Advisors, LLC.

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

Mr. Mason, a director since January 1, 2004, is President, Managing Director, Director, Managing Partner and Principal of MBMI Resources Inc., from 1997 to present. He is also the Managing Partner of Mineral Services LLC. from 1999 to present. In addition, he is the Managing Director and Principal of Tradellion, Inc. from 1997 to present.

Mr. Hague, a director since January 11, 2005, is a co founder of Firebird Management, LLC which manages over $2 billion in seven funds. He is the lead manager of Firebird Fund, Firebird New Russia Fund, Firebird Republics Fund. Mr. Hague serves as a member of the Supervisory Board of the Bank of Georgia and is on the Board of Directors of Amber Trust, a private equity fund specializing in companies in the Baltic States.

Dr. W.E.S. Urquhart is Vice President in charge of the Company's operations in South America and also consults with the Company on its Armenian and other operations. He has a Ph.D. in geology and over 30 years experience in geophysics. Dr. Urquhart was an owner and President of High Sense Geophysics, Ltd. until it was sold to Fugro N.V. in 2000. He was a director and past Vice President of the Prospectors and Developers Association of Canada.

The Company has adopted a code of business conduct and ethics within the meaning of Item 406 of Regulation S-B on May 4, 2005. The Company has adopted an insider trading policy on December 15, 2005.


To our knowledge, based solely on a review of the copies of such reports furnished to us and on written representations that no other reports were required, during the fiscal year ended December 31, 2005, the Section 16 reporting persons complied with all Section 16(a) filing requirements applicable to them, except that reports by directors and officers as set forth in the company's definitive proxy satemetn for its 2006 annual meeting were not filed in a timely manner. Since December 31, 2005 based solely on a review of subsequent filings, the other Section 16(a) reporting persons have complied with the Section 16(a) filing requirements through the date of this Annual Report on Form 10-K. Global Gold's periodic reports filed during the period included information with respect to the ownership of Common Stock by such persons.

ITEM 11. EXECUTIVE COMPENSATION

(a) The summary compensation table shown below indicates the cash or accrued compensation paid by the Company as well as other compensation paid or accrued to the Chairman and Chief Executive Officer (the Company's chief executive officer) and the other executive officers at December 31, 2005 for services rendered in all capacities during calendar years 2005, 2004 and 2003.


                                 SUMMARY COMPENSATION TABLE


                                                                Securities
                                                                Underlying
      Name and                                    Restricted   Options/SARs    All Other
 Principal Position    Year     Salary     Bonus    Awards          (#)     Compensation
 ------------------    ----    --------    -----    -------    ------------    ---------

 Drury J. Gallagher    2005    $100,000   $20,000     -0-            -0-            -0-
 Chairman, Chief       2004    $100,000     -0-       -0-            -0-            -0-
 Executive Officer     2003    $ 45,000     -0-     900,000          -0-      $50,000(i)
 and Treasurer
 (the Company's
 Chief Executive
 Officer)

 Robert A. Garrison    2005     -0-         -0-       -0-            -0-            -0-
 President, Chief      2004    $ 50,000     -0-       -0-            -0-      $50,000(i)
 Operating Officer,    2003    $ 45,000     -0-     900,000          -0-      $50,000(i)
 Chief Financial
 Officer and
 Secretary (the
 Company's Chief
 Financial Officer until June 30, 2004)

 Van Z. Krikorian      2005    $180,000  $36,000    600,000          -0-            -0-
 President and         2004    $100,000     -0-        -0-           -0-            -0-
 General Counsel       2003    $103,333     -0-     900,000          -0-            -0-

 Lester Caesar         2005    $ 20,000     -0-      40,000          -0-            -0-
 Chief Financial
 Officer

 Jan Dulman            2005    $  5,000     -0-      40,000          -0-            -0-
 Controller

 Frank Pastorino       2005    $ 41,667     -0-      55,000          -0-            -0-
 Director of
 Business Operations

 Simon Cleghorn        2005    $ 41,667     -0-      55,000          -0-            -0-
 Director of
 Mining and Exploration

 Dr. Wes Urquhart      2005    $ 24,000     -0-      24,000          -0-            -0-
 Vice President        2004    $    -0-     -0-      40,000          -0-            -0-

 ---------
 (i) Deferred Compensation.

         (b) Stock Options and Awards

     The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. A total of 200,000 shares remain to be issued under the 1995 Stock Option Plan as of March 31, 2006.

     On June 30, 2004, the former President and Chief Financial Officer, resigned his offices and thereby forfeited his right to stock options in the amount of 150,000 shares.



       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTIONS VALUES


                                                                                      Value of In-
                                                                                       The-Money
                                        Value      Number of Options and              Options\SARs
                          Shares      Realized    Underlying Securities                at Fiscal
                         Acquired      ($) from           Year End                     Year End
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
 Chairman, Chief
 Executive
 Officer





ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Set forth below is information as of December 31, 2005 pertaining to ownership of the Company's Common Stock, determined in accordance with Rule 13(d)(3) under the Securities and Exchange Act of 1934, by (i) each person who is known to the Company to own more than 5% of the Company's Common Stock, (ii) each director of the Company and (iii) all directors and executive officers of the Company as a group:


 Title of      Name and Address of                   Number of
  Class        Beneficial Owner                      Shares (1)     Percent of Class
 --------      ----------------                      ------------    ----------------

(i)      More than 5% Beneficial Owners


 Common        Firebird Global Master Fund, LTD       4,700,000            20.39 (2)
               c/o Citco Fund Services (Cayman) Ltd
               Regatta Office Park, West Bay Park
               PO Box 31106, SMB
               Grand Cayman, Cayman Islands

 Common        Firebird Republic Fund, LTD            2,588,167            11.23 (3)
               c/o Trident Trust Co. (Cayman) Ltd
               1 Capital Place, Box 847
               Grand Cayman, Cayman Islands

 Common        Firebird Avrora Fund, LTD              2,585,000            11.22 (4)
               c/o Trident Trust Co. (Cayman) Ltd
               1 Capital Place, Box 847
               Grand Cayman, Cayman Islands


 (ii) Directors and Executive Officers

 Common        Drury J. Gallagher                     2,478,453            10.75 (5)
               107 Eakins Road
               Manhasset, NY 11030

 Common        Van Z. Krikorian                       1,600,000             6.94 (6)
               5 Frederick Court
               Harrison, NY 10528

 Common        Nicholas J. Aynilian                   1,500,000             6.51 (7)
               P.O. Box 1963
               Canal Street Station
               New York, NY  10013

 Common           Ian Hague
                  152 West 57th Street                 100,000              0.43
                  New York, NY 10019




 Common        Lester Caesar                            40,000              0.17
               8 Elizabeth Court
               Briarcliff Manor, NY 10510

 Common        Jan Dulman                               40,000              0.17
               55 Davey Drive
               West Orange, NJ 07052

 Common        Michael T. Mason                        100,000              0.43
               142 Stratford Avenue
               Garden City, NY 11530

 Common        Dr. W.E.S. Urquhart                      40,000              0.17
               San Juan de la Cruz 13631
                  Las Condes
               Santiage, Chile
                                                     ---------             -----
               Total:                                5,798,453             26.42


(1) For purposes of this table, a person or group is deemed to have beneficial ownership of any shares which such person has the right to acquire within 60 days after December 31, 2005. For purposes of calculating the percentage of outstanding shares held by each person named herein, any shares which such person has the right to acquire within 60 days after December 31, 2005 are deemed to be outstanding, but not for the purpose of calculating the percentage ownership of any other person.

(2) This amount includes 1,500,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Firebird Global Master Fund, Ltd under the Stock Subscription and Stockholders Agreement dated November 4, 2004. This amount also includes 500,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Firebird Global Master Fund, Ltd under the Stock Subscription and Stockholders Agreement dated July 29, 2005.

(3) This amount includes 750,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Firebird Republics Fund, Ltd under the Stock Subscription and Stockholders Agreement dated November 4, 2004. This amount also includes 250,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Firebird Republics Fund, Ltd under the Stock Subscription and Stockholders Agreement dated July 29, 2005.

(4) This amount includes 750,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Firebird Avrora Fund, Ltd under the Stock Subscription and Stockholders Agreement dated November 4, 2004. This amount also includes 250,000 shares of Common Stock issuable upon the exercise of the Warrants acquired by Firebird Avrora Fund, Ltd under the Stock Subscription and Stockholders Agreement dated July 29, 2005.

(5) This amount includes 150,000 shares of common stock issuable upon the exercise of the option granted to Mr. Gallagher on July, 2002 expiring in June 2007 at a price of $0.11 per share and 900,000 shares of common stock as a stock award under the terms of the February 1, 2003 amended and restated four-year employment agreement.

(6) This amount includes 900,000 shares of Common Stock as a stock award under his June 8, 2003 employment agreement and 600,000 shares of Common Stock as a stock award under his January 11, 2005 employment agreement extension.

(7) This amount includes 1,400,000 shares owned by NJA Investments, Inc as to which Mr. Aynilian has the sole voting power and the sole investment power.

     (b) As of December 31, 2005, there were no arrangements in effect which may result in a change of control of the Company.

EQUITY COMPENSATION PLAN INFORMATION TABLE

     The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2005.


                                                                                       Number of securities
                                                                                       Remaining available for
                                Number of Securities to   Weighed average exercise      issuance under equity
                                 be issued upon exercise    price of outstanding         compensation plans
                                of outstanding options,    options, warrants and       (excluding securities
                                   warrants and rights             rights               reflected in column (a))
     Plan Category                       (a) (#)                   (b)($)                          (c) (#)
     -------------               -----------------------  -------------------------  ----------------------------
Equity compensation plans
approved by security holders(1)          150,000                    $0.17                         200,000

Equity compensation plans not
approved by security holders                   0                       0                                0
                                         -------                                                   -------

Total:                                   150,000                                                   200,000




ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH OFFICERS

The Company entered into four-year Employment Agreements with each of Messrs. Gallagher (its Chairman and Chief Executive Officer) and Garrison (its President and Chief Financial Officer) as of July 1, 2002. Pursuant to these agreements, the Company agreed to deliver to each of these officers 100,000 shares of its Common Stock as base compensation for each year during the four-year term, subject to an adjustment each year, as determined by the Board of Directors (i) in an amount equal to the increase in the consumer price index or (ii) up to 10% of the then base compensation. In addition, each officer was entitled to annual bonus compensation under any bonus plan as determined by the Board of Directors. On October 31, 2002, the Company issued 100,000 shares of its Common Stock as compensation to each officer for the year ended December 31, 2002. The Company entered into Amended and Restated Employment Agreements with Messrs. Gallagher and Garrison dated as of February 1, 2003 that modified the existing four-year Employment Agreements and entered into an initial employment contract with Mr. Krikorian (its Vice President and General Counsel) as of June 1, 2003 terminating on June 30, 2006. Each Amended and Restated Employment Agreement provides for base compensation of $100,000 per year (subject to payment as cash flow permits), and the granting of 900,000 shares as a stock award subject to a substantial risk of forfeiture if either terminates his employment with the Company (other than by death or disability) over the term of the agreement, and which is to be earned, and vest ratably, during such period, plus any bonus determined in accordance with any bonus plan approved by the Board of Directors. The Employment Agreement with Garrison terminated as of June 30, 2004 by mutual agreement. As of January 11, 2005, the Company amended and extended for two years the Employment Agreement with Krikorian, who became President and General Counsel as of October 1, 2004. The amended compensation terms included an increase in base compensation to $180,000 per year and the granting of an additional 600,000 shares as a stock award subject to a substantial risks of forfeiture on the same terms as provided in the original Employment Agreement.

On March 10, 2005, Robert Garrison, the former president, sold 1,423,167 shares of the Company's common stock, of which 335,000 shares (120,256 restricted) were sold to Firebird Avrora Fund, Ltd, 200,000 shares (121,384 restricted) to Firebird Global Master Fund, Ltd., and 338,167 shares (71,771 restricted) to Firebird Republics Fund, Ltd. The balance of the shares sold by Mr. Garrison were to unaffiliated parties and of the total 1,423,167 shares sold, 1,109,755 were unrestricted.

On August 1, 2005, the Company's subsidiary Global Gold Mining entered three-year employment agreements in Armenia with Messrs. Simon Cleghorn and Frank Pastorino, as Director of Mining and Exploration and Director of Business Operations, respectively. The terms of both contracts are identical, with compensation at $100,000 per year and restricted stock awards of the Company's shares of 45,000 each vesting at a rate of 15,000 shares per year. Each contract is for three years and provides that each employee shall devote 80% of his available time to his duties. Mr. Cleghorn received his Bachelor of Engineering in Mineral Exploration and Mining Geology with honors from the Western Australia School of Mines in 1989 and has worked in Armenia since 1997. Mr. Pastorino received his Bachelor of Science degree in 1999 and Masters of Business Administration degree in 1999 both from the University of Louisville and has worked in Armenia since 2002, starting as a US Peace Corps volunteer.

On August 1, 2005, the Company entered two-year employment agreements with Messrs. Lester S. Caesar, CPA as the Chief Financial Officer and Jan Dulman as the Controller. Mr. Caesar will receive $48,000 per year and Mr. Dulman will receive $12,000 per year. Both contracts are identical in that they include restricted stock awards of the Company's shares of 40,000 vesting at a rate of 10,000 shares per six months. On February 6, 2006, the employment agreements were amended, retroactively to January 1, 2006, restating compensation where as Mr. Caesar will receive $42,000 per year and Mr. Dulman will receive $24,000 per year.

The Company issued the 50,000 shares to each of the five Directors as of January 11, 2005 at the fair market value of $0.50 per share, as determined by the Board of Directors. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the year ended December 31, 2005 is $793,272.

The amount of total unearned compensation amortized for the year ended December 31, 2005 is $292,994.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements.

     The following documents are filed as part of this report: Financial Statements of the Company, including reports of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2005 and December 31, 2004.

2. Exhibits.


10.10     March 23, 2005 Contract to mine Santa Candelaria (1)

10.15     July 29, 2005 Stock Subscription and Stockholders Agreement (2)

10.20     July 29, 2005 Registration Rights Agreement (2)

10.25 July 29, 2005 Common Stock Purchase Warrants - (a) Firebird Global Master Fund, Ltd.; (2)

10.30 July 29, 2005 Common Stock Purchase Warrants - (b) Firebird Republics Fund, Ltd.; (2)

10.35 July 29, 2005 Common Stock Purchase Warrants - (c) Firebird Avrora Fund, Ltd. (2)

10.40 August 1, 2005 Employment Contracts for Simon Cleghorn and Frank Pastorino (3)

10.45     August 1, 2005 Employment Contracts for Lester Caesar and Jan Dulman
          (3)

10.50     August 1, 2005 Contract to acquire Mego Gold LLC (5)

10.55     August 15, 2005 Joint Venture to form Aigedzor Mining LLC (4)

10.60     October 28, 2005 Joint Venture Agreement to acquire Marjan Mining LLC
          (6)

10.65     January 13, 2006 Sale of Santa Candelaria (7)

10.70     January 31, 2006 Purchase Agreement for Athelea Investments (8)

10.75     February 10, 2006 Common Stock Issuance Dr. Urquhart (9)

10.80     February 22, 2006 Issuance of Shares to Board of Directors (10)

31.10     Certification of Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

31.20     Certification of Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

32.10     Certification of Chief Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

32.20     Certification of Chief Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002


(1) Filed as an exhibit to Form 8K on July 15, 2005 and incorporated herein by reference.
(2) Filed as an exhibit to Form SC 13/D on August 15, 2005 and incorporated herein by reference.
(3) Filed as an exhibit to Form 10 QBS on November 11, 2005 and incorporated herein by reference.
(4) Filed as an exhibit to Form 8K on August 3, 2005 and incorporated herein by reference.
(5) Filed as an exhibit to Form 8K on December 16, 2005 and incorporated herein by reference.
(6) Filed as an exhibit to Form 8K on August 15, 2005 and incorporated herein by reference.

(7) Filed as an exhibit to Form 8K on October 28, 2005 and incorporated herein by reference.
(8) Filed as an exhibit to Form 8K on February 1, 2006 and incorporated herein by reference.
(9) Filed as an exhibit to Form 4, on March 21, 2006 and incorporated herein by reference.
(10) Filed as an exhibit to Form 4, on March 21, 2006 and incorporated herein by reference.

            ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The Company's principal independent accountants for the year ended December 31, 2005 and 2004 was Allen G. Roth, P.A. Fees paid to this firm in 2005 and 2004 were as follows:


                                              2005           2004
                                              ----           ----

         Audit Fees ....................   $  25,000       $ 24,000

         Audit-related .................       6,000          6,000

         Tax fees ......................           0              0

         All other fees ................   $       0      $       0
                                           ---------      ---------
         Total .........................   $  31,000      $  30,000


The Company's Audit Committee consists of Messrs. Aynilain and Mason. The engagement of Allen G. Roth, P.A. was approved by the Board.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBAL GOLD CORPORATION
                                             (Registrant)




Dated:   March 28, 2006                 By: /s/ Drury J. Gallagher
                                            ----------------------
                                            Drury J. Gallagher,
                                            Chairman, Chief Executive Officer
                                            and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                           Title                         Date
         ----                           -----                         ----

 /s/Drury J. Gallagher     CHAIRMAN, CHIEF EXECUTIVE OFFICER,     March 28, 2006
 ---------------------     TREASURER AND DIRECTOR (PRINCIPAL
 DRURY J. GALLAGHER        EXECUTIVE AND FINANCIAL OFFICER)


 /s/Lester S. Caesar       CHIEF FINANCIAL OFFICER                March 28, 2006
 -------------------
 LESTER S. CAESAR, CPA

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                              FINANCIAL STATEMENTS

                               Table of Contents
                                                                           Page

Independent Registered Auditors' Report - for the Years Ended
December 31, 2005 and 2004 .................................................F-1

Independent Auditor's Reports for the Year Ended December 31, 2005...F-2 to F-4

Consolidated Balance Sheet - as of December 31, 2005 .......................F-5

Consolidated Statements of Operations - for the years ended
December 31, 2005 and 2004 and the development
stage period January 1, 1995 through December 31, 2005 .....................F-6

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
- for the years ended December 31, 2005 and 2004 and the development stage period January 1, 1995 through December 31, 2005...............F-7 to F-9

Consolidated Statements of Cash Flows - for the years ended
December 31, 2005 and 2004 and the development stage
period January 1, 1995 through December 31, 2005...........................F-10

Notes to Financial Statements......................................F-11 to F-19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Gold Corporation and Subsidiaries

I have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (a development stage company) as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and December 31, 2004 and for the period from January 1, 1995 through December 31, 2005. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of the three operating subsidiaries in Armenia which statements reflect total assets aggregating 14.42 percent of the total consolidated assets at December 31, 2005 and reflect no revenues in each of the periods ended December 31, 2005 and 2004. Those statements were audited by other auditors whose reports have been furnished to me, and my opinion, insofar as it relates to the amounts included in the aforementioned subsidiaries is based solely on the reports of the other auditors.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Global Gold
Corporation and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from January 1, 1995 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(a) to the financial statements, the Company has incurred significant losses since inception. This raised substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2(a) to the financial statements. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


/s/ Allen G. Roth, P.A.

March 28, 2006
New York, New York

Independent auditor's report

Armenia Representative Office of Global Gold Mining LLC
Financial statements as of and for the year ended December 31, 2005

To the shareholders of Armenia Representative Office of Global Gold Mining LLC

We have audited the accompanying balance sheet of Armenia Representative Office of Global Gold Mining LLC (the Company) as of December 31, 2005 and the related statement of income, cash flows and changes in equity for the year then. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the International Standards on Auditing. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armenia Representative Office of Global Gold Mining LLC as of December 31, 2005, and the results of its operations, cash flows and changes in equity for the year then ended in conformity with the accounting principles generally accepted in the United States of America.





Armand Pinarbasi                                              Armen Galstyan

/s/ Grant Thornton Amyot LLC
March 7, 2006

Independent auditor's report

Mego Gold LLC
Financial statements as of and for the year ended December 31, 2005

To the shareholders of Mego Gold LLC

We have audited the accompanying balance sheet of Mego Gold LLC (the Company) as of December 31, 2005 and the related statement of income, cash flows and changes in equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the International Standards on Auditing. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

1. The Company has not maintained an appropriate analytical accounting for its fixed assets. The list of fixed assets acquired prior to August 1, 2005, furnished to us, is not complete and there is a possibility that items of fixed assets that actually belong to the Company are not included in that list. Owing to the nature of the Company's accounting records, we were unable to satisfy ourselves as to the completeness of fixed assets by other audit procedures

2. The Company has failed to maintain sufficient documentary evidence to support increase of fixed assets' values resulting from their revaluation conducted in 2003, when such revaluation is not encouraged by the accounting principles generally accepted in the United States of America. We were unable to obtain sufficient appropriate audit evidence on the valuation of this item through application of alternative audit procedures.

In our opinion, except for such adjustments, if any, as might have been determined to be necessary had we been able to satisfy ourselves as to the limitations described in the preceding paragraphs, the financial statements referred to above present fairly, in all material respects, the financial position of "Mego Gold" LLC as of December 31, 2005 and the results of its operations and its cash flows for the year then ended, in conformity with the accounting principles generally accepted in the United States of America.



March 15, 2006
/s/ Grant Thornton Amyot LLC

Independent auditor's report

SHA LLC
Financial statements as of and for the year ended December 31, 2005

To the shareholders of SHA LLC

We have audited the accompanying balance sheet of SHA LLC (the Company) as of December 31, 2005 and the related statement of income, cash flows and changes in equity for the year then. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the International Standards on Auditing. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing of the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SHA LLC as of December 31, 2005, and of the results of its operations, and its cash flows for the year then ended in conformity with the accounting principles generally accepted in the United States of America.









Armand Pinarbasi                                          Armen Galstyan
Managing partner                                          Audit director



/s/ Grant Thornton Amyot LLC

Yerevan, March 7, 2006.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2005



                                     ASSETS
                                     ------

CURRENT ASSETS:
            Cash....................................................$   546,912
            Inventories.............................................     18,339
            Tax refunds receivable..................................     60,868
            Other current assets....................................     51,767
                                                                    -----------
      TOTAL CURRENT ASSETS.......................................       677,886

LICENSES.........................................................     2,891,427
INVESTMENT IN JOINT VENTURES.....................................       395,269
PROPERTY, PLANT AND EQUIPMENT....................................       348,351
                                                                    -----------

                                                                    $ 4,312,933
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:Accounts payable and accrued expenses .......   $   113,658

NOTE PAYABLE, due July 2007 .....................................     1,779,942
                                                                    -----------
      TOTAL LIABILITIES..........................................     1,893,600

STOCKHOLDERS' EQUITY:
  Common stock $0.001 par value, 100,000,000 shares authorized;
    17,896,301 shares issued and outstanding.....................        17,896
  Additional paid-in capital ....................................    11,439,219
  Deferred compensation..........................................      (577,740)
  Accumulated deficit............................................    (2,907,648)
  Deficit accumulated during the development stage...............    (5,513,883)
  Foreign currency translation adjustment........................       (38,511)
                                                                    -----------
      TOTAL STOCKHOLDERS' EQUITY.................................     2,419,333
                                                                    -----------

                                                                    $ 4,312,933
                                                                    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                           Cumulative Amount
                                                                                                        from the Inception of
                                                                         For the year ended                Development Stage
                                                                             December 31,                  (January 1, 1995)
                                                                   ------------------------------               through
                                                                      2005                 2004            December 31, 2005
                                                                   ---------            ---------       ---------------------

REVENUES                                                           $       -            $       -       $                  -

EXPENSES:
  General and administrative.................................      1,454,282              735,806                  4,722,027
  Mine exploration costs.....................................        120,848               33,635                    233,573
  Amortization and depreciation..............................        177,239                    -                    177,239
  Write-off of investment....................................              -                    -                    135,723
  Gain on sale of investment.................................              -               (8,748)                  (319,641)
  Loss from investment in joint ventures.....................         12,000                    -                     12,000
  Interest expense...........................................         53,942                    -                     53,942
  Miscellaneous other .......................................              -             (110,423)                  (110,423)
  Interest income............................................        (14,778)                   -                    (14,778)
                                                                   ---------            ---------       ---------------------

      TOTAL EXPENSES ........................................      1,803,533              650,270                  4,889,662
                                                                   ---------            ---------       ---------------------

Loss from Continuing Operations..............................     (1,803,533)            (650,270)                (4,889,662)

Discontinued Operations:
  Loss from discontinued operations .........................        267,846               37,769                    386,413
  Loss on disposal of discontinued operations ...............        237,808                    -                    237,808
                                                                   ---------            ---------       ---------------------

Net Loss Applicable to Common Shareholders...................     (2,309,187)            (688,039)                (5,513,883)

  Loss on foreign exchange...................................          9,547                    -                     38,511
                                                                   ---------            ---------       ---------------------

Comprehensive Net Loss.......................................    $(2,318,734)           $(688,039)      $         (5,552,394)
                                                                   =========            =========       =====================

NET LOSS PER SHARE  - BASIC AND DILUTED .....................      $   (0.15)           $   (0.07)
                                                                   =========            =========

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED .....      15,217,863           10,214,607
                                                                   ==========            =========

The accompanying notes are an integral part of these consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)



                                                                     Deficit                            Other
                                                                   Accumulated                         Compreh-
                                                      Additional   during the             Deferred      ensive
                                  Common Stock         Paid-in     Development   Treasury   Compen-     Income
                                Share      Amount      Capital        Stage       Stock     sation      (Loss)
                              ----------  --------   -----------   -----------   --------  ---------  ---------
Balance from February 21,
 1980 to December 31, 1994
 (Note 1) ...................    898,074  $ 89,807   $ 3,147,693   $(2,907,648)  $      -  $       -  $       -

  Adjustment for the
   restatement of par value .          -   (88,909)       88,909             -          -          -          -
  Issuance of stock for
   acquisition of Eyre
   Resources, N.L ...........  1,000,000     1,000       849,000             -          -          -          -
  Proceeds received from
   private placement ........    200,000       200       421,373             -          -          -          -
  Net loss ..................          -         -            -       (361,345)         -          -          -
                              ----------  --------   -----------   -----------   --------  ---------  ---------

Balance at December 31, 1995   2,098,074     2,098     4,506,975    (3,268,993)         -          -          -

  Warrants exercised ........         40         -           100             -          -          -          -
  Net loss ..................          -         -             -      (668,577)         -          -          -
                              ----------  --------   -----------   -----------   --------  ---------  ---------

Balance at December 31, 1996   2,098,114     2,098     4,507,075    (3,937,570)         -          -          -

  Issuance of common stock ..  2,250,000     2,250       222,750             -          -          -          -
  Net loss ..................          -         -            -       (690,747)         -          -          -
                              ----------  --------   -----------   -----------   --------  ---------  ---------

Balance at December 31, 1997   4,348,114     4,348     4,729,825    (4,628,317)         -          -          -

  Net income ................          -         -             -        34,944          -          -          -
                              ----------  --------   -----------   -----------   --------  ---------  ---------

Balance at December 31, 1998   4,348,114     4,348     4,729,825    (4,593,373)         -          -          -

  Purchase of treasury stock           -         -             -             -    (60,000)         -          -
  Unrealized loss on
   investment ...............          -         -             -             -          -          -    (16,000)
  Net income ................          -         -             -       (93,826)         -          -          -
                              ----------  --------   -----------   -----------   --------  ---------  ---------

Balance at December 31, 1999   4,348,114     4,348     4,729,825    (4,687,199)   (60,000)         -    (16,000)

  Issuance of common stock in
   connection with settlement     20,000        20         1,980             -          -          -          -
  Cancellation of treasury
   stock .................... (1,000,000)   (1,000)      (59,000)            -     60,000          -          -
  Settlement of accrued
   salary ...................  1,000,000     1,000       161,500             -          -          -          -
  Sale of warrants ..........          -         -           650             -          -          -          -
  Unrealized loss on
   investment ...............          -         -             -             -          -          -    (90,000)
  Net loss ..................          -         -             -       (33,341)         -          -          -
                              ----------  --------   -----------   -----------   --------  ---------  ---------

Balance at December 31, 2000   4,368,114     4,368     4,834,955    (4,720,540)         -          -   (106,000)



 The accompanying notes are an integral part of these consolidated financial statements.

                                       F-7

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)



                                                                   Deficit                           Other
                                                                 Accumulated                        Compreh-
                                                     Additional  during the             Deferred     ensive
                                  Common Stock        Paid-in    Development  Treasury   Compen-     Income
                                Share      Amount     Capital       Stage      Stock     sation      (Loss)
                              ----------  --------  -----------  -----------  --------  ---------  ---------

Balance at December 31, 2000   4,368,114     4,368    4,834,955   (4,720,540)       -         -     (106,000)
Net loss ....................          -         -            -      (26,832)       -         -      (26,832)
Unrealized gain on investment          -         -            -            -        -         -      (15,000)
                               ---------   -------   ----------  -----------  --------  -------     --------

Balance at December 31, 2001   4,368,114     4,368    4,834,955   (4,747,372)       -         -     (121,000)

Issuance of common stock for
compensation ................    200,000       200        9,800            -        -         -            -
Net loss ....................          -         -            -      (60,113)       -         -            -
Unrealized gain on investment          -         -            -            -        -         -      247,406
                               ---------   -------   ----------  -----------  --------  -------     --------

Balance at December 31, 2002   4,568,114     4,568    4,844,755   (4,807,485)       -         -      126,406

Issuance of common stock for
 Cash:
  at $0.25 per share, January    350,000       350       87,150            -        -         -            -
  at $0.25 per share, July ..  1,000,000     1,000      231,500            -        -         -            -
  at $0.50 per share, October    100,000       100       46,400            -        -         -            -
  at 0.50 per share, October     400,000       400      185,600            -        -         -            -
Issuance of common stock for
 compensation:
  at $0.25 per share,
   February .................  1,800,000     1,800      448,200            -        -  (450,000)           -
  at $0.25 per share, June ..    900,000       900      224,100            -        -  (225,000)           -
  at $0.25 per share,
   December .................     90,000        90       22,410            -        -   (22,500)           -
Amortization of deferred
 compensation ...............          -         -            -            -        -   165,802            -
Issuance of common stock for
 services:
  at $0.25 per share, January    500,000       500      124,500            -        -  (100,000)           -
  at $0.25 per share, April      250,000       250       62,250            -        -         -            -
  Shares cancelled in
   September, which were
   issued in January ........   (500,000)     (500)    (124,500)           -        -   100,000            -
Shares issued at $0.25 per
 share for accounts payable
 in April ...................    100,000       100       24,900            -        -         -            -
Fractional share adjustment .         20         -            -            -        -         -            -
Unrealized gain on investment          -         -            -            -        -         -      (95,278)
Net Loss ....................          -         -            -     (616,820)       -         -            -
                               ---------   -------   ----------  -----------   -------  -------     --------

Balance at December 31, 2003   9,558,134     9,558    6,177,265   (5,424,305)       -  (531,698)      31,128

Issuance of common stock for
  Compensation at $0.50
  in January:                    250,000       250      124,750            -        -  (125,000)           -
Forfeiture of common stock for
  Compensation at $0.25
  in June:                     (526,833)     (527)     (131,181)           -        -   131,708            -
Issuance of common stock for
 payables:
  at $0.50 per share, October    200,000       200       99,800            -        -         -            -
  at $0.34 per share, November    40,000        40       13,460            -        -         -            -
Issuance of common stock for
  Cash at $0.50 in November,
  less $15,000 closing fee..   3,000,000     3,000    1,482,000            -        -         -            -
Issuance of common stock for
  Closing fees at $0.50
  in October:                    90,000         90          (90)           -        -         -            -
Amortization of unearned comp         -          -            -            -        -   316,756            -
Unrealized loss on investment         -          -            -            -        -         -      (31,128)
Net Loss ....................         -          -            -     (688,039)       -         -            -
                              ---------    -------   ----------  -----------  -------   -------     --------

Balance at December 31, 2004  12,611,301  $12,611    $7,766,004  $(6,112,344) $     -  $(208,234)    $      -


The accompanying notes are an integral part of these consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)




                                                                   Deficit                           Other
                                                                 Accumulated                        Compreh-
                                                     Additional  during the             Deferred     ensive
                                  Common Stock        Paid-in    Development  Treasury   Compen-     Income
                                Share      Amount     Capital       Stage      Stock     sation      (Loss)
                              ----------  --------  -----------  -----------  --------  ---------  ---------

Balance at December 31, 2004  12,611,301   $12,611   $7,766,004  $(6,112,344) $     -   $(208,234) $      -

Issuance of common stock for
  Compensation:
  at $0.50 per share, January    850,000       850      424,150            -        -    (425,000)         -
  at $1.00 per share, June       170,000       170      169,830            -        -    (170,000)         -
  at $1.50 per share, December    45,000        45       67,455            -        -    ( 67,500)         -
Issuance of common stock for
  Cash at $0.75 in June,
  less $39,000 closing fee..   4,000,000     4,000    2,957,000            -        -           -          -
Warrants exercised.........      220,000       220       54,780            -        -           -          -
Amortization of unearned comp          -         -            -            -        -     292,994          -
Foreign currency translation
adjustments                            -         -            -            -        -           -    (38,511)
Net Loss ....................          -         -            -   (2,309,187)       -           -          -
                               ---------   -------   ----------  -----------  -------     -------   --------

Balance at December 31, 2005 17,896,301   $17,896  $11,439,219  $(8,421,531) $     -     $(577,740) $(38,511)


 The accompanying notes are an integral part of these consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                           Cumulative Amount
                                                                                                        from the Inception of
                                                                         For the year ended               Development Stage
                                                                             December 31,                  (January 1, 1995)
                                                                   ------------------------------               through
                                                                      2005                 2004            December 31, 2005
                                                                   ---------            ---------       ---------------------

OPERATING ACTIVITIES:
Net Loss ....................................................    $(2,318,734)           $(688,039)            $(5,513,883)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Amortization of deferred compensation .....................        292,994              316,756                 775,552
  Amortization of licenses...................................        156,865                   --                 156,865
  Depreciation expense.......................................         24,701                   --                  24,701
  Equity in loss on joint venture............................         12,000                   --                  12,000
  Gain on extinguishment of debt ............................             --             (110,423)               (110,423)
  Gain on sale of investments................................             --               (8,748)               (319,641)
  Write-off of investment....................................             --                   --                 135,723
  Loss on disposal of discontinued operations................        237,808                   --                 237,808
  Non-cash expenses..........................................             --                   --                 174,500
Changes in assets and liabilities:
  Other current and non-current assets.......................       (207,243)                  --                 108,002
  Accounts payable and accrued expenses .....................        107,217               54,827                 454,276
                                                                   ---------             --------             -----------
NET CASH USED IN OPERATING ACTIVITIES .......................     (1,694,392)            (435,627)             (3,864,520)
                                                                   ---------             --------             -----------
INVESTING ACTIVITIES:
  Proceeds from sale of Armenia mining interests ............             --                   --               1,891,155
  Proceeds from sale of investment in Sterlite Gold Ltd.
     Common stock ...........................................             --               34,880                 246,767
  Investment in joint ventures...............................       (260,000)                  --                (260,000)
  Investment in mining licenses..............................     (1,500,000)             (77,437)             (2,892,936)
                                                                   ---------             --------             -----------

NET CASH USED IN INVESTING ACTIVITIES .......................     (1,760,000)             (42,557)             (1,015,014)
                                                                   ---------             --------             -----------
FINANCING ACTIVITIES:
  Net proceeds from private placement offering ..............      2,961,000            1,485,000               5,445,073
  Repurchase of common stock ................................             --                   --                 (25,000)
  Due to related parties ....................................             --             (139,795)                (22,218)
  Warrants exercised ........................................         55,000                   --                  55,750
                                                                   ---------             --------             -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      3,016,000            1,345,205               5,453,605
                                                                   ---------             --------             -----------

EFFECT OF EXCHANGE RATE ON CASH..............................        (28,964)                  --                 (38,511)
                                                                   ---------             --------             -----------

NET INCREASE (DECREASE) IN CASH .............................       (467,356)             867,021                 535,560
CASH AND CASH EQUIVALENTS - beginning of period .............      1,014,268              147,247                  11,352
                                                                   ---------             --------             -----------
CASH AND CASH EQUIVALENTS - end of period ...................      $ 546,912           $1,014,268             $   546,912
                                                                   =========             ========             ===========
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid .........................................      $      --             $     --             $     2,683
                                                                   =========             ========             ===========
  Interest paid .............................................      $      --             $  1,080             $    15,422
                                                                   =========             ========             ===========
Noncash Transactions
  Stock issued for deferred compensation ....................      $ 662,500            $ 125,000             $   822,500
                                                                   =========             ========             ===========
  Stock forfeited for deferred compensation .................      $      --            $(131,708)            $  (131,708)
                                                                   =========             ========             ===========
  Stock issued in exchange for services......................      $      --            $  45,000             $        --
                                                                   =========             ========             ===========
  Stock issued in exchange for accounts payable..............      $      --            $ 113,500             $    25,000
                                                                   =========             ========             ===========



 The accompanying notes are an integral part of these consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2005

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

     On August 18, 2003, the Company incorporated Global Gold Armenia LLC and Global Gold Mining LLC, as wholly owned subsidiaries, in the State of Delaware. Global Gold Armenia LLC was formed to own Global Gold Mining LLC, which is registered to do business in Armenia and which acquired all of the shares of the Armenian limited liability company, SHA, LLC which in turn held and continues to hold the licenses to the Hankavan and Marjan mining properties in Armenia.

     The accompanying financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     a. Basis for Presentation - The financial statements for December 31, 2005, and the year then ended was prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage enterprise, had yet to generate revenues (other than interest income and the proceeds from the sale of an interest in an Armenian mining venture, and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $5,500,000. Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there was no assurance that the Company would obtain the financing that it required or would achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements for December 31, 2005 and for the year then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

     b. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     c. Cash and Cash Equivalents - Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value.

     d.   Fair  Value  of  Financial   Instruments  -  The  Company's  financial
          instruments  includes cash,  receivables,  and accounts  payable.  The
          Company believes that the carrying amounts of these accounts are reasonable estimates of their fair value because of the short-term nature of such instruments.

     e. Reclassifications - Certain reclassifications of prior year balances have been made to conform to the current year presentation, including the reclassification of deferred mine acquisition costs to licenses and investments in joint ventures. This reclassification has no impact on previously reported total current assets, total assets, working capital provision or results of operations, and does not affect previously reported cash flows from operating or financing activities.

     f. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the financial statements as their effect would be anti-dilutive. As of December 31, 2005, the Company's outstanding options and warrants were 150,000 and 5,000,000, respectively.

     g. Stock Based Compensation - At December 31, 2005, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                   For the years ended
                                                       December 31,
                                                   -------------------
                                                   2005           2004
                                                   ----           ----

      Net loss as reported ...................  $(2,309,187)  $  (688,039)
      Add: Total stock-based compensation
       expense determined under fair
       value-based method for all
       awards, net of related tax effect .....        3,478         6,545
                                                -----------   -----------
      Pro forma net loss .....................  $(2,312,665)  $  (694,584)
                                                ===========   ===========
      Basic and diluted net loss per share
       as reported ...........................  $     (0.15)  $     (0.07)
                                                ===========   ===========
      Basic and diluted pro forma net loss
       per share .............................  $     (0.15)  $     (0.07)
                                                ===========   ===========
      Weighted average shares outstanding        15,217,863    10,214,607
                                                ===========   ===========



      The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:



         Expected Life (Years) .................       3
         Interest Rate .........................     5.70%
         Annual Rate of Dividends ..............       0%
         Volatility ............................     100%

     h. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those due to investments by stockholders, changes in paid-in capital and distribution to owners.

          The following table summarizes the computations reconciling net loss to comprehensive income (loss) for the years ended December 31, 2005 and 2004.


                                                                     Year Ending December 31,
                                                      ------------------------------------------------------
                                                                2005                         2004
                                                      --------------------------   -------------------------

      Net loss ....................................   $              (2,309,187)   $               (688,039)

      Unrealized loss arising
        during the year ...........................   $                  (9,547)   $                (31,128)
                                                      --------------------------   -------------------------

      Comprehensive loss...........................   $              (2,318,734)   $               (719,167)
                                                      ==========================   =========================

     i. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109"). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

     j. Exploration Costs - The Company expenses all exploration costs as incurred.

     k. Foreign Currency Translation - The assets and liabilities of non-U.S. subsidiaries are translated into U.S. Dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of stockholders' equity.

     l. Principles of Consolidation - Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts, our wholly owned subsidiaries' accounts and a proportionate share of the accounts of the joint ventures in which we participate. All significant intercompany balances and transactions have been eliminated in consolidation.

     m. Depreciation, Depletion and Amortization - Capitalized costs are depreciated or depleted using the straight-line method or units-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 2 to 10 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually.

          Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis is amortized on a unit-of-production basis as described above.

     n. Impairment of Long-Lived Assets - Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. All assets at an operating segment are evaluated together for purposes of estimating future cash flows.

     o. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 2 to 10 years, but do not exceed the useful life of the individual license.

     p. Investment in Joint Venture - The investments are carried on the equity method.

     q. Reclamation and Remediation Costs (Asset Retirement Obligations) - In January 2005, we adopted SFAS No. 143 "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the assets will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

          Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. Accordingly, no such costs were accrued at December 31, 2005.

          It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

   r. New Accounting Standards:

          In December 2004, the FASB revised SFAS No. 123 (revised 2004), Share-Based Payments. SFAS 123(R) eliminates the alternative to use
          APB Opinion 25's intrinsic value method of accounting (generally resulting in recognition of no compensation cost) and instead requires a company to recognize in its financial statements the cost of employee services received in exchange for valuable equity instruments issued, and liabilities incurred, to employees in share-based payment transactions (e.g., stock options). The cost will be based on the grant-date fair value of the award and will be recognized over the period for which an employee is required to provide service in exchange for the award. For public entities that file as small business issuers, the provisions of the revised statement are to be applied prospectively for awards that are granted, modified, or settled in the first interim or annual period beginning after December 15, 2005. Additionally, public entities would recognize compensation cost for any portion of awards granted or modified after December 15, 1995, that is not yet vested at the date the standard is adopted, based on the grant-date fair value of those awards calculated under SFAS 123 as originally issued) for either recognition or pro forma disclosures. Management believes that adopting the new statement will have no significant impact on the financial position and operating results of the company.

          In March 2005, the FASB issued FASB Interpretation No. 47 "Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS No. 143." FIN No. 47 provides clarification of the term conditional asset retirement obligation as used in paragraph A23 of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 applies to legal obligations associated with the retirement of a tangible long-lived asset, and states that an entity shall recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. The term "conditional asset retirement obligation" refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that my or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Thus, the timing and/or method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 became effective for us in December 2005, and its adoption did not have a material effect on our consolidated financial statement.

          In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 changes the accounting and reporting for voluntary changes in accounting principles, whereby the effects will be reported as if the newly adopted principle has always been used. SFAS No. 154 also includes minor changes concerning the accounting for changes in estimates, correction of errors and changes in reporting entities. SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005.


3. PROPERTY, PLANT AND EQUIPMENT

          The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2005.

            Property, plant and equipment.................      $ 373,052
            Less accumulated depreciation.................        (24,701)
                                                                  --------
                                                                $ 348,351
                                                                  ========

4. CONCENTRATION OF CREDIT RISK

          The Company periodically maintains cash balances on deposit with a U.S. bank in excess of government insurance.

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

     On August 1, 2005, the Company entered two-year employment agreements with Messrs. Lester S. Caesar, CPA as the Chief Financial Officer and Jan Dulman as the Controller. Mr. Caesar will receive $48,000 per year and Mr. Dulman will receive $12,000 per year. Both contracts are identical in that they include restricted stock awards of the Company's shares of 40,000 vesting at a rate of 10,000 shares per six months. On February 6, 2006, the employment agreements were amended, retroactively to January 1, 2006, restating compensation where as Mr. Caesar will receive $42,000 per year and Mr. Dulman will receive $24,000 per year.

     The Company has declared cash bonuses to officers of $56,000 that is included in officers' compensation and in accounts payable and accrued expenses.

     The Company has declared a stock bonus to Dr. Urquhart of 24,000 shares of common stock at $1.50 per share for a total value of $36,000. The $36,000 is included in officers' compensation and in accounts payable and accrued expenses.

     Compensation expense for the years ended December 31, 2005 and 2004 was $793,272 and $546,756. The amount of total deferred compensation amortized for the years ended December 31, 2005 and 2004 was $292,944 and $316,756.


6.  INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2005, the Company had net deferred tax assets of $5,500,000. The Company has provided a valuation allowance, which increased during 2005 by $890,000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

     The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2005.

         Net operating loss carryforward ..............      $ 5,500,000
         Valuation allowance ..........................       (5,500,000)
                                                               ---------
         Net deferred tax asset recorded ..............      $       -
                                                               =========

     The provision for income taxes for year ended December 31, 2005 and 2004 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                          2005        2004
                                                        ---------   --------

         Income tax benefit computed at statutory rate  $ 890,000  $ 240,000
         Increase in valuation allowance .............    890,000    240,000
                                                        ---------   --------
         Provision for income taxes ..................  $       -   $      -
                                                        =========   ========
                                  F-15

     The Company had net operating loss carry forwards for tax purposes of approximately $5,500,000 at December 31, 2005 expiring at various dates from 2012 to 2025. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

7.  COMMON STOCK

     In July 2005, the Company sold 4,000,000 units at $0.75 per share in a private placement. The units included 4,000,000 common shares and 2,000,000 warrants exercisable at $1.50 per share per share and expire after two years. A finder's fee of $39,000 was made to consultants and was included in additional paid-in capital.

     On January 11, 2005 the Company appointed one (1) additional Director to the Board of Directors; Ian Hague. Each Director of the Company receives 50,000 shares of the Company's common stock per year for their services as a Director. An aggregate of 250,000 shares were issued to the directors in February 2005.


8.  WARRANTS AND OPTIONS

     - On December 15, 2003, the Company granted warrants to purchase 15,000 shares of the common stock of the Company to Analytix Capital, as a part of its payment for advisory services at an exercise price of $0.10 per share, expiring on December 15, 2005. In November 2004 the Company redeemed these warrants for $15,000.

     - The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.11 per share, to each of the Chairman and President of the Company. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. These options expire five years from the date of issuance. As of December 31, 2005, there were 200,000 stock awards available under the Plan for future issuance. On June 30, 2004, the former President and CFO, Mr. Robert Garrison resigned his office and thereby forfeited his options.

     - On October 31, 2005, the Company issued 220,000 shares to satisfy the exercise of warrants held. The warrants were exercised at $0.25 per share for a total of $55,000.


     The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2005 and December 31, 2004, respectively.


                                                     WARRANTS                              OPTIONS
                                         ----------------------------------    ---------------------------------
                                              Shares            Weighted           Shares           Weighted
                                            Underlying          Average          Underlying         Average
                                             Warrants        Exercise Price       Options       Exercise Price
                                         ----------------    --------------    ---------------    --------------

Outstanding at January 1, 2004...........     345,000           $   0.25            300,000            $ 0.11
   Granted ..............................           -                  -                  -                 -
   Canceled .............................     (15,000)              0.10                  -                 -
   Exercised ............................           -                  -                  -                 -
   Sold in units........................   3,000,000               0.75                  -                 -
                                         ----------------    --------------    ---------------    --------------
Outstanding at December 31, 2004            3,330,000           $   0.70            300,000            $ 0.11
   Granted ..............................           -                  -                  -                 -
   Canceled .............................    (110,000)              0.10           (150,000)             0.11
   Exercised ............................    (220,000)              0.25                  -                 -
   Sold in units.........................   2,000,000               1.50                  -                 -
                                         ----------------    --------------    ---------------    --------------
Outstanding at December 31, 2005            5,000,000           $   1.05            150,000            $ 0.11
                                        ================    ==============    ===============    ==============

The following is additional information with respect to the Company's options and warrants as of December 31, 2005.


                                                                                               WARRANTS
                             WARRANTS OUTSTANDING                                              EXERCISABLE
 ------------------------------------------------------------------------------    ------------------------------------
                          Number of           Weighted                                Number of
                         Outstanding           Average            Weighted           Exercisable          Weighted
                           Shares             Remaining            Average             Shares              Average
      Exercise           Underlying          Contractual          Exercise           Underlying           Exercise
       Price              Warrants              Life                Price             Warrants              Price
 -------------------   ----------------    ----------------    ----------------    ----------------    ----------------

        $ 0.75           3,000,000            0.92 years            $ 0.75           3,000,000              $ 0.75
        $ 1.50           2,000,000            1.58 years            $ 1.50           2,000,000              $ 1.50



                                                                                                 OPTIONS
                              OPTIONS OUTSTANDING                                              EXERCISABLE
 ------------------------------------------------------------------------------    ------------------------------------
                          Number of           Weighted                                Number of
                         Outstanding           Average            Weighted           Exercisable          Weighted
                           Shares             Remaining            Average             Shares              Average
      Exercise           Underlying          Contractual          Exercise           Underlying           Exercise
       Price               Options              Life                Price              Options              Price
 -------------------   ----------------    ----------------    ----------------    ----------------    ----------------

        $ 0.11            150,000            1.49 years            $ 0.11              150,000              $ 0.11


The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Pro-forma information regarding net loss and net loss per share is presented below as if the Company had accounted for its employee stock options under the fair value method using SFAS No. 123 revised; such pro-forma information is not necessarily representative of the effects on reported net loss for future years due primarily to option vesting periods and to the fair value of additional options in future years.


9.      AGREEMENTS


     a. On January 11, 2005 the directors agreed to extend Mr. Krikorian's contract to June 30, 2008 and to maintain the stock award component of his base compensation at 300,000 shares for each year of the two-year extension.

     b. On March 23, 2005, Minera Global entered a contract with Adrian Soto-Torino to mine the vein structure historically mined at Santa Candelaria, and began a drilling program in the second quarter of 2005 to further explore the property. The results of both of these activities did not meet the Company's expectations, and further mining and exploration were discontinued.

     c. On August 1, 2005, the Company's subsidiary GGM entered three-year employment agreements in Armenia with Messrs. Simon Cleghorn and Frank Pastorino, as Director of Mining and Exploration and Director of Business Operations, respectively. The terms of both contracts are identical, and include restricted stock awards of the Company's shares of 45,000 each vesting at a rate of 15,000 shares per year.

     d. On August 1, 2005, the Company entered into two-year employment agreements with Messrs. Lester S. Caesar, CPA as the Chief Financial Officer and Jan Dulman as the Controller. Both contracts are identical in that they include restricted stock awards of the Company's shares of 40,000 vesting at a rate of 10,000 shares per six months.

     e. On August 1, 2005, Global Gold mining entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC that is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as a plant and other assets, all as described below. The Tukhmanuk property is adjacent to Global Gold's Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. In addition to the central property the acquisition includes a 200,000 tonne per year capacity plant and the Damlik, Mirak, Grebnevaya, Ozyornaya, Emin Yourt, Voskedzor, and Dalma exploration sites. The property is held by the Armenian company Mego-Gold, LLC, for which Global Gold's subsidiary Global Gold Mining, LLC ("GGM") agreed to pay $3,500,000. GGM initially paid $1,500,000 for 51% of Mego-Gold and will pay the balance of the purchase price of $2,000,000 for the remaining 49% in July 2007. Such amount is reflected in the balance sheet net of imputed interest of $220,058, compounded semi-annually with 7.5% interest per annum. Such note includes accrued interest of $53,942 at December 31, 2005.

     f. On August 15, 2005, Global Gold Mining entered into a joint venture agreement with Caucusus Resources Pty Ltd. ("CR") to form the
          "Aigedzor Mining Company, LLC on an 80% CR, 20% GGM basis in anticipation of jointly acquiring and developing (a)the Armenian limited liability company Sipan 1, LLC which is the licensee for the Lichkvadz-Tei and Terterasar mining properties as well as the associated plant and assets in southern Armenia; and (b) mineral exploration and related properties within a 20 kilometer radius of the southern Armenian town of Aigedzor

          Pursuant to the option initially held by Global Gold Corporation, on October 27, 2005, the Aigedzor Mining Company, LLC ("AMC") entered into a share purchase agreement (the " Sipan 1 SPA") with Mr. Albert Sakhkalian, the sole shareholder of the Armenian company Sipan 1, LLC ("Sipan 1") to acquire 100% of the shares of Sipan 1. Sipan 1 is the licensee for the Lichkvadz-Tei and Terterasar mining properties as well as the owner of the associated plant and assets in southern Armenia. AMC is a joint venture formed as of August 15, 2005, between Global Gold Mining, LLC ("GGM") and Caucasus Resources Pty Ltd. an Australian ("CR"). GGM contributed $260,000 in addition to all of its other costs related to the Sipan 1 acquisition, and CR intends to assume all other costs related to the acquisition and development of the properties until production commences, whereupon the parties will finance further development in proportion to their interests.

          Key terms of the Sipan 1 SPA agreement include a total purchase price of $4,550,000, which is payable $3,500,000 at the closing, and a credit to the buyer for the $50,000, and the balance of $1,000,000 payable within three years from the closing. AMC is also providing a company guarantee and a mutually acceptable bank guarantee of its performance for the $1,000,000 payment due in three years.

     g. As of October 28, 2005, Global Gold Mining entered into a joint venture agreement with Caucasus Resources Pty Ltd. an Australian company to form the "Marjan Mining Company, LLC ("Marjan Mining") to explore and develop the Marjan Gold Project in the south east of Armenia, close to the Armenia-Nakhichevan border. This property was previously explored during the Soviet era, and GGM acquired the Armenian company that held the license to the property, SHA, LLC in December 2003. SHA is transferring all of its interest in the Marjan property to Marjan Mining. CR initially will own 40% of Marjan Mining, and will be responsible for all expenses associated with developing and bringing the property into production.

          Upon spending $500,000, pursuant to a mutually agreed budget, CR's interest in Marjan Mining will increase to 51%, and upon the commencement of production, has the right to earn in up to 80% of Marjan Mining, and GGM will retain the 20% interest.


10. SUBSEQUENT EVENTS

     a. As of January 13, 2006, Minera Global entered into a purchase, option, and royalty agreement with Mr. Adrian Soto Torino, a citizen of Chile ("AST") to transfer the mining concessions Candelaria 1, 2, and 3 in Comuna de Diego de Almagro, Region III of Chile to AST to mine the gold property and pay Minera Global a net smelter royalty of 10% until such time as Minera Global has been paid $75,000 and thereafter a net smelter royalty of 2% for the life of the mine. All liabilities and fees associated with the property are the responsibility of AST, and Minera Global retains the option to reacquire the mining concession upon 60 days notice and payment of 1,000,000 Chilean pesos (approximately $1,883 USD).

     b. On January 30, 2006, the Company entered into a five year lease for their administrative facilities. The lease commences on March 1, 2006 and runs though February 28, 2011. The Company is obligated for annual payments of $44,200 in year one, $45,240 in year two, $46,800 in year three, $48,360 in year four, $49,920 in year five.

     c. On January 31, 2006, Global Gold Mining closed the transaction agreed to by the share purchase agreement dated as of January 23, 2006 with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to GGM in exchange for 100,000 shares of GGC common stock. All assets (including the "Athelea" name) not related to the approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia will be transferred back to the Sellers and AI shall be renamed the "Getik Mining Company."

     d. On February 10, 2006, the Company issued 24,000 shares of common stock with a stated value of $36,000 to Dr. Urquhart for services provided in 2005. Such amount is included in accounts payable and accrued expenses at December 31, 2005.

     e. On February 22, 2006, the Company issued 50,000 shares to each Director, for a total of 250,000 shares, for services to be rendered in 2006.

     f. On March 10, 2006, the Company entered into a Private Placement Management Agreement with Aton Securities Inc. to raise on a "best efforts" basis between $5 million and $10 million by issuing units of common stock and warrants at $1.25 per unit.

                             Global Gold Corporation
                                   Form 10-KSB
                                 December 31, 2005

                                  Exhibit Index


10.11     March 23, 2005 Contract to mine Santa Candelaria (1)

10.15     July 29, 2005 Stock Subscription and Stockholders Agreement (2)

10.20     July 29, 2005 Registration Rights Agreement (2)

10.25 July 29, 2005 Common Stock Purchase Warrants - (a) Firebird Global Master Fund, Ltd.; (2)

10.30 July 29, 2005 Common Stock Purchase Warrants - (b) Firebird Republics Fund, Ltd.; (2)

10.35 July 29, 2005 Common Stock Purchase Warrants - (c) Firebird Avrora Fund, Ltd. (2)

10.40 August 1, 2005 Employment Contracts for Simon Cleghorn and Frank Pastorino (3)

10.45     August 1, 2005 Employment Contracts for Lester Caesar and Jan Dulman
          (3)

10.50     August 1, 2005 Contract to acquire Mego Gold LLC (5)

10.55     August 15, 2005 Joint Venture to form Aigedzor Mining LLC (4)

10.60     October 28, 2005 Joint Venture Agreement to acquire Marjan Mining LLC
          (6)

10.65     January 13, 2006 Sale of Santa Candelaria (7)

10.70     January 31, 2006 Purchase Agreement for Athelea Investments (8)

10.75     February 10, 2006 Common Stock Issuance Dr. Urquhart (9)

10.80     February 22, 2006 Issuance of Shares to Board of Directors (10)

31.10     Certification of Chief Executive Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002

31.20     Certification of Chief Financial Officer pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002


32.10     Certification of Chief Executive Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002

32.20     Certification of Chief Financial Officer pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002


(10) Filed as an exhibit to Form 8K on July 15, 2005 and incorporated herein by reference.
(11) Filed as an exhibit to Form SC 13/D on August 15, 2005 and incorporated herein by reference.
(12) Filed as an exhibit to Form 10 QBS on November 11, 2005 and incorporated herein by reference.
(13) Filed as an exhibit to Form 8K on August 3, 2005 and incorporated herein by reference.
(14) Filed as an exhibit to Form 8K on December 16, 2005 and incorporated herein by reference.
(15) Filed as an exhibit to Form 8K on August 15, 2005 and incorporated herein by reference.
(16) Filed as an exhibit to Form 8K on October 28, 2005 and incorporated herein by reference.
(17) Filed as an exhibit to Form 8K on February 1, 2006 and incorporated herein by reference.
(18) Filed as an exhibit to Form 4, on March 21, 2006 and incorporated herein by reference.
(10) Filed as an exhibit to Form 4, on March 21, 2006 and incorporated herein by reference.