Form 10QSB
period 2006-03-31
GLOBAL GOLD CORP
filed 2006-05-15
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                   45 East Putnam Avenue, Greenwich, CT 06830
                    -----------------------------------------
                    (Address of principal executive offices)

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

As of May 12, 2006 there were 28,670,301 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (Unaudited)

           Balance Sheet - as of March 31, 2006 ..............................3

           Consolidated Statements of Operations for the three month
           periods ended March 31, 2006 and March 31, 2005 and for the development stage period from January 1, 1995 through
           March 31, 2006 ....................................................4

           Consolidated Statements of Cash Flows for the three Months ended March 31, 2006 and March 31, 2005 and for the
           development stage period from January 1, 1995 through
           March 31, 2006 ....................................................5

           Notes to Consolidated Financial Statements (Unaudited) ..........6-8

Item 2.  Management's Discussion and Analysis or Plan of Operation ........8-10

Item 3.  Controls and Procedures ............................................10

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings ..................................................10

Item 2.  Changes in Securities...............................................10

Item 3   Defaults Upon Senior Securities ....................................10

Item 4   Submission of Matters to a Vote of Security Holders ................11

Item 5   Other Information ..................................................11

Item 6.  Exhibits............................................................11

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                      Unaudited Consolidated Balance Sheet

                                 MARCH 31, 2006


                                     ASSETS
                                     ------

CURRENT ASSETS:
            Cash..................................................  $    57,003
            Inventories...........................................        9,169
            Tax refunds receivable................................       45,651
            Other current assets..................................       51,767
                                                                    ------------
      TOTAL CURRENT ASSETS........................................      163,590

LICENSES, less accumulated amortization of $252,086...............    2,946,206
INVESTMENT IN JOINT VENTURES......................................      365,113
SECURITY DEPOSITS.................................................        7,368
PROPERTY, PLANT AND EQUIPMENT, less accumulated depreciation
of $34,218........................................................      342,109
                                                                    ------------

                                                                    $ 3,824,386
                                                                    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:Accounts payable and accrued expenses ......... $    77,658

NOTE PAYABLE, due July 2007 .......................................   1,812,307
                                                                    ------------
      TOTAL LIABILITIES............................................   1,889,965

STOCKHOLDERS' EQUITY:
  Common stock $0.001 par value, 100,000,000 shares authorized;
    18,270,301 shares issued and outstanding.......................      18,270
  Additional paid-in capital ......................................  11,999,845
  Deferred compensation............................................    (798,345)
  Accumulated deficit..............................................  (2,907,648)
  Deficit accumulated during the development stage.................  (6,325,971)
  Foreign currency translation adjustment..........................     (51,730)
                                                                    ------------
      TOTAL STOCKHOLDERS' EQUITY...................................   1,934,421
                                                                    ------------

                                                                    $ 3,824,386
                                                                    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                          Cumulative Amount
                                                                                                        from the Inception of
                                                                                                          Development Stage
                                                             January 1, 2006      January 1, 2005         (January 1, 1995)
                                                                 through              through                  through
                                                             March 31, 2006       March 31, 2005            March 31, 2006
                                                             ---------------      ---------------       ---------------------
REVENUES                                                     $            -       $            -        $                  -

EXPENSES:
  General and administrative.................................       167,319              126,717                   4,113,794
  Mine exploration costs.....................................       325,250               45,202                     558,823
  Amortization of deferred compensation......................       154,395               65,957                     929,947
  Amortization and depreciation..............................       104,738                    -                     281,977
  Write-off of investment....................................             -                    -                     135,723
  Gain on sale of investment.................................             -                    -                    (319,641)
  Loss from investment in joint ventures.....................        30,156                    -                      42,156
  Interest expense...........................................        32,365                    -                      86,307
  Miscellaneous other .......................................             -                    -                    (110,423)
  Interest income............................................        (2,135)              (3,171)                    (16,913)
                                                             ---------------      ---------------       ---------------------

      TOTAL EXPENSES ........................................       812,088              234,705                   5,701,750
                                                             ---------------      ---------------       ---------------------

Loss from Continuing Operations..............................      (812,088)            (234,705)                 (5,701,750)

Discontinued Operations:
  Loss from discontinued operations .........................             -               14,549                     386,413
  Loss on disposal of discontinued operations ...............             -                    -                     237,808
                                                             ---------------      ---------------       ---------------------

Net Loss Applicable to Common Shareholders...................      (812,088)            (249,254)                 (6,325,971)

  Loss on foreign exchange...................................        13,219                    -                      51,730
                                                             ---------------      ---------------       ---------------------

Comprehensive Net Loss.......................................$     (825,307)      $     (249,254)       $          (6,377,701)
                                                             ===============      ===============       =====================

NET LOSS PER SHARE  - BASIC AND DILUTED .....................$        (0.05)      $        (0.02)
                                                             ===============      ===============

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED .....      18,111,034           13,358,554
                                                             ===============      ===============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         Cumulative Amount
                                                                                                       from the Inception of
                                                                                                          Development Stage
                                                             January 1, 2006      January 1, 2005        (January 1, 1995)
                                                                 through              through                 through
                                                             March 31, 2006       March 31, 2005           March 31, 2006
                                                             ----------------     ----------------      ---------------------
OPERATING ACTIVITIES:
Net Loss ....................................................$      (812,088)     $      (249,254)      $         (6,325,971)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Amortization of deferred compensation .....................        154,395               65,957                    929,947
  Amortization of licenses...................................         95,221                   --                    252,086
  Depreciation expense.......................................          9,517                   --                     34,218
  Equity in loss on joint venture............................         30,156                   --                     42,156
  Gain on extinguishment of debt ............................             --                   --                   (110,423)
  Gain on sale of investments................................             --                   --                   (319,641)
  Write-off of investment....................................             --                   --                    135,723
  Loss on disposal of discontinued operations................             --                   --                    237,808
  Non-cash expenses..........................................         24,386                   --                    198,886
Changes in assets and liabilities:
  Other current and non-current assets.......................         (7,368)                  --                    100,634
  Accounts payable and accrued expenses .....................         32,366               11,907                    486,642
                                                             ----------------     ----------------      ---------------------
NET CASH USED IN OPERATING ACTIVITIES .......................       (473,415)            (171,390)                (4,337,935)
                                                             ----------------     ----------------      ---------------------
INVESTING ACTIVITIES:
  Proceeds from sale of Armenia mining interests ............             --                   --                  1,891,155
  Proceeds from sale of investment in Sterlite Gold Ltd.
     Common stock ...........................................             --                   --                    246,767
  Purchase of equipment......................................         (3,275)                  --                     (3,275)
  Investment in joint ventures...............................             --                   --                   (260,000)
  Investment in mining licenses..............................             --                  407                 (2,892,936)
                                                             ----------------     ----------------      ---------------------

NET CASH USED IN INVESTING ACTIVITIES .......................         (3,275)                 407                 (1,018,289)
                                                             ----------------     ----------------      ---------------------
FINANCING ACTIVITIES:
  Net proceeds from private placement offering ..............             --                   --                  5,445,073
  Repurchase of common stock ................................             --                   --                    (25,000)
  Due to related parties ....................................             --                   --                    (22,218)
  Warrants exercised ........................................             --                   --                     55,750
                                                             ----------------     ----------------      ---------------------
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .............             --                   --                  5,453,605
                                                             ----------------     ----------------      ---------------------

EFFECT OF EXCHANGE RATE ON CASH..............................        (13,219)                  --                    (51,730)
                                                             ----------------     ----------------      ---------------------

NET INCREASE (DECREASE) IN CASH .............................       (489,909)            (170,983)                    45,651
CASH AND CASH EQUIVALENTS - beginning of period .............        546,912            1,014,268                     11,352
                                                             ----------------     ----------------      ---------------------
CASH AND CASH EQUIVALENTS - end of period ...................$        57,003      $       843,285       $             57,003
                                                             ================     ================      =====================
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid .........................................$            --      $            --       $              2,683
                                                             ================     ================      =====================
  Interest paid .............................................$            --      $            --       $             15,422
                                                             ================     ================      =====================
Noncash Transactions
  Stock issued for deferred compensation ....................$       375,000      $       425,000       $          1,837,500
                                                             ================     ================      =====================
  Stock forfeited for deferred compensation .................$            --      $            --       $           (131,708)
                                                             ================     ================      =====================
  Stock issued for acquisition of mining licenses............$       150,000      $            --       $            150,000
                                                             ================     ================      =====================
  Stock issued in exchange for services......................$        36,000      $            --       $             36,000
                                                             ================     ================      =====================
  Stock issued in exchange for accounts payable..............$            --      $            --       $             25,000
                                                             ================     ================      =====================



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                           (Unaudited) March 31, 2006


1. BASIS FOR PRESENTATION

The accompanying financial statements present the development stage activities of the Company and its wholly owned subsidiaries from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through March 31, 2006.

The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2005 annual report on Form 10-KSB. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2006. In particular, the financing which closed on April 4, 2006 has changed the Company's financial position significantly (see subsequent events).

2. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers and Directors:

On January 31, 2006, Global Gold Mining, LLC (Global Gold Mining", a wholly owned subsidiary of Global Gold Armenia, LLC ("GGA"), which in turn is a wholly owned subsidiary of the Company), closed the transaction agreed to by the share purchase agreement dated as of January 23, 2006 with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to Global Gold Mining in exchange for 100,000 shares of the Company's common stock. All assets (including the "Athelea" name) not related to the approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia will be transferred back to the Sellers and AI shall be renamed the "Getik Mining Company." Messrs. Simon Cleghorn and Frank Pastorino are employees of the Global Gold Mining.

On February 10, 2006, the Company issued 24,000 shares to Dr. Urquhart at the fair market value of $1.50 per share. The shares were issued as compensation for the prior year. The expense was accrued for year-end December 31, 2005.

The Company issued 50,000 shares to each of the five Directors as of February 10, 2006 at the fair market value of $1.50 per share. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements. Compensation expense for the three months ended March 31, 2006 is $86,500.

The amount of total unearned compensation amortized for the three months ended March 31, 2006 is $154,395.

3. EQUITY TRANSACTIONS

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

On February 10, 2006, the Company issued 24,000 shares to Dr. Urquhart at the fair market value of $1.50 per share. The shares were issued as compensation for the prior year. The expense was accrued for year-end December 31, 2005.

The Company issued the 50,000 shares to each of the five Directors as of February 10, 2006 at the fair market value of $1.50 per share. Such amounts have been reflected as unearned compensation and are being amortized into compensation expense on a straight-line basis over the term of the agreements.

4.  AGREEMENTS

          a. As of January 13, 2006, Minera Global Chile Limitada ("Minera Global",a wholly owned subsidiary of Global Oro, LLC and Global Plata, LLC, which in turn are wholly owned subsidiaries of the Company) entered into a purchase, option, and royalty agreement with Mr. Adrian Soto Torino, a citizen of Chile ("AST") to transfer the mining concessions Candelaria 1, 2, and 3 in Comuna de Diego de Almagro, Region III of Chile to AST to mine the gold property and pay Minera Global a net smelter royalty of 10% until such time as Minera Global has been paid $75,000 and thereafter a net smelter royalty of 2% for the life of the mine. All liabilities and fees associated with the property are the responsibility of AST, and Minera Global retains the option to reacquire the mining concession upon 60 days notice and payment of 1,000,000 Chilean pesos (approximately $1,883 USD).

          b. On January 30, 2006, the Company entered into a five-year lease with East Post Realty, LLC for their administrative facilities located at 45 East Putnam Avenue, Suite 118, Greenwich, CT 06830. The lease commences on March 1, 2006 and runs though February 28, 2011. The Company is obligated for annual payments of $44,200 in year one, $45,240 in year two, $46,800 in year three, $48,360 in year four, $49,920 in year five.

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


          d. On February 10, 2006, the Company issued 24,000 shares of common stock with a stated value of $36,000 to Dr. Urquhart for services provided in 2005. Such amount was included in accounts payable and accrued expenses at December 31, 2005.

          e. On February 10, 2006, the Company issued 50,000 shares to each Director, for a total of 250,000 shares, for services to be rendered in 2006.

          f. On March 10, 2006, the Company entered into a Private Placement Management Agreement with Aton Securities Inc. to raise on a "best efforts" basis between $5 million and $10 million by issuing units of common stock and warrants at $1.25 per unit.


5. SUBSEQUENT EVENTS -

On April 4, 2006, the Company sold $13,000,000 in common shares in a private placement, pursuant to exemptions from registration requirements of the Securities Act under Regulation D and Regulation S based upon representations and covenants provided by the respective purchasers. The transaction involved the issuance of ten million four hundred thousand shares of common stock at $1.25 per share. Each three shares purchased shall also entitle the purchaser to a warrant for the purchase of an additional one share at the price per share of $2.00 exercisable on or before the sooner of (a) April 1, 2008 or (b) sixty (60) days following a determination by the Company that the weighted average trading price of the common shares over a thirty (30) consecutive trading day period commencing after August 1, 2006 is $3.00 USD or greater. Aton Securities, Inc. of New York City acted as the Managing Private Placement Agent, and as part of its compensation has also been granted warrants to purchase one million (1,000,000) restricted common shares exercisable at the price of $1.25 per share within eighteen months of April 4, 2006.

On April 19, 2006, Mego-Gold LLC ("Mego", a 51% owned subsidiary of Global Gold Mining) entered into a contract with Zeppelin International AG to purchase two used Caterpillar Hydraulic Excavators for $293,830.

On April 19, 2006, Mego entered into a contract with Vahan EHA,LLC to drill 5,000 meters of NQ core drilling at the Tukhmanuk property for a cost of approximately $875,000.

On April 29, 2006, Mego entered into a contract with Zeppelin International AG to purchase one new D9 bulldozer for $680,000.

Effective May 1, 2006, Global Gold Mining amended the contract of Simon Cleghorn, the Director of Exploration and Mining. The amended terms increases his time devoted to 100%, increases his salary to $125,000, and extends the contract an additional year through July 31, 2009.

Effective May 1, 2006, the Company amended the contract of Jan Dulman, the Controller. The amended terms increases his time devoted to 60%, increases his salary to $60,000 and 50,000 options annually contingent on a plan being adopted and approved by the compensation committee.

Effective May 10, 2006, the Company adopted a compensation committee charter and committee. The committee will be comprised of three independent Board of Director members, Ian Hague, Mike Mason, and Nick Aynilian.


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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED MARCH 31, 2006 AND THREE-MONTHS ENDED MARCH 31, 2005

During the three-month period ended March 31, 2006, the Company's administrative and other expenses were $167,319 which represented an increase of $40,602 from $126,717 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $15,555 and an allowance for doubtful accounts of $15,217.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, the Company's total assets were $3,824,386, of which $57,003 consisted of cash or cash equivalents. (This position changed materially on April 4, 2006, as described in the Subsequent Events section above.)

The Company's plan of operation for the calendar year 2006 is:

(a) To mine and produce gold at the Tukhmanuk property;

(b) To review and acquire additional mineral bearing properties in the Former Soviet Union and in Chile; and

(c) To further develop the Tukhmanuk, Getik, Hankavan, and surrounding properties in the North Central Belt of Armenia as well as joint venture interests held with Iberian Resources in the Marjan and Litchkvadz/Sipan 1 mining properties in Southern Armenia and to engage in further exploration in Armenia to generate cash flow and establish gold, uranium, copper, and molybdenum reserves to Western standards.


The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia.

The Company anticipates in 2006 spending approximately $200,000 per month to finance Tukhmanuk operations that are anticipated to begin production in May, generating revenue in June that will level at approximately $555,000 per month starting in July. The Company further anticipates spending approximately $3,000,000 on exploration at Tukhmanuk including 15,000 meters of NQ core drilling. In addition, the Company is implementing its exploration plans at Hankavan and surrounding areas, including an initial 7,000 meters of NQ core drilling.

The Company also anticipates spending additional funds in the Former Soviet Union and in Chile for further exploration and development of its other properties as well as acquisition of properties. The Company anticipates that it will issue additional equity or debt. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 3,000,000 million shares of Common Stock of the Company at an exercise price of $0.75 per share, which expire on December 1, 2006. If these Warrants were exercised in full, the Company would receive $2,250,000 in gross proceeds. In addition, the Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 2,000,000 million shares of Common Stock of the Company at an exercise price of $1.50 per share, which expire on July 31, 2007. If these Warrants were exercised in full, the Company would receive $3,000,000 in gross proceeds. The Company further anticipates that it might obtain additional financing from the holders of its Warrants issued on April 4, 2006: (i)to purchase 3,466,665 shares of Common Stock of the Company at an exercise price of $2.00 per share, which expire or before the sooner of (a) April 1, 2008 or (b) sixty (60)days following a determination by the Company that the weighted average trading price of the common shares over a thirty (30) consecutive trading day period commencing after August 1, 2006 is $3.00 USD or greater, which if exercised in full would result in the Company receiving $6,933,330 in gross proceeds; and (ii)to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.25 per share, which expire on October 3, 2007, which if exercised in full would result in the Company receiving $1,250,000 in gross proceeds.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

     (a) On January 31, 2006, Global Gold Mining closed the transaction agreed to by the share purchase agreement dated as of January 23, 2006 with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to Global Gold Mining in exchange for 100,000 shares of the Company's common stock.

     (b) On February 10, 2006, the Company issued 24,000 shares to Dr. Urquhart at the fair market value of $1.50 per share. The shares were issued as compensation for the prior year.

     (c) On February 10, 2006, the Company issued 50,000 shares at the fair market value of $1.50 per share as determined by the Board of Directors to each of its five directors, Messrs. Aynilian, Gallagher, Hague, Mason and Krikorian (for a total share issuance of 250,000 shares) as compensation for their service on the Board in 2006.


Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

o Unaudited Financial Statements of the Company, including Balance Sheet as of March 31, 2006;

o Statements of Operations and Statements of Cash Flows for the three-months ended March 31, 2006 and March 31, 2005, and for the development stage period from January 1, 1995 through March 31, 2006 and the Exhibits which are listed on the Exhibit Index.

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

                                                     GLOBAL GOLD CORPORATION


                                                  By:  /s/ Drury J. Gallagher
May 15, 2006                                           -------------------------
                                                       Drury J. Gallagher,
                                                       Chairman, Chief Executive
                                                       Officer and Treasurer