Form 10KSB/A
period 2005-12-31
GLOBAL GOLD CORP
filed 2006-08-10
CIK 319671

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

                                EXPLANATORY NOTE

The accompanying Form 10-KSB is being filed to amend and remove certain audit opinions related to the year ended December 31, 2005 that were not in compliance with SEC rules. All filing information pertaining to December 31, 2005 is labeled as unaudited as it relates to this amended Form 10-KSB. It has been determined that certain audited financial statements issued by the Company's foreign auditor in Armenia were performed under International Auditing Standards rather than under standards established by the Public Company Accounting Oversight Board ("PCAOB"). The PCAOB and the SEC requires that a registered company obtain audits of their financial statements under PCAOB standards rather than under International Auditing Standards.

In order to remedy this situation, our principal auditor has agreed to perform additional audit procedures in which to gain comfort to be in a position to issue an unqualified audit opinion on the Company's financial statements.

At that juncture, the Company will re-issue and amend Form 10-KSB for the year ended December 31, 2005 to include applicable audited financial statements.

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

On July 21, 2006, the Company filed Form 8-K to report, under Item 4.02, Non-Reliance on Previously Issued Financial Statement.

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

ITEM 8. FINANCIAL STATEMENTS

The audited financial statements of the Company, notes thereto and reports of Independent Certified Public Accountants thereon for the year ended December 31, 2004 by Allen G. Roth, P.A. Form 8-K filed on July 21, 2006, the financial statements for December 31, 2005 are marked as unaudited.

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

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND OPTIONS VALUES



                                                                                  Value of In-
                                                                                   The-Money
                                     Value      Number of Options and             Options\SARs
                       Shares      Realized     Underlying Securities              at Fiscal
                      Acquired      ($) from           Year End                     Year End
                        on         Exercise    --------------------------    ------------------------
Name                 Exercise(#)    Options     Unexercised    Exercised     Unexercised    Exercised
----                 -----------   --------    -------------  -----------    -----------    ---------
Drury J. Gallagher,         -          -         150,000          -              -            -
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


Title of      Name and Address of                   Number of      Percent of
 Class        Beneficial Owner                      Shares (1)     Class
--------      ----------------                      ------------   ------------

(i)      More than 5% Beneficial Owners


Common        Firebird Global Master Fund, LTD       4,700,000         20.39 (2)
              c/o Citco Fund Services (Cayman) Ltd
              Regatta Office Park, West Bay Park
              PO Box 31106, SMB
              Grand Cayman, Cayman Islands

Common        Firebird Republic Fund, LTD            2,588,167         11.23 (3)
              c/o Trident Trust Co. (Cayman) Ltd
              1 Capital Place, Box 847
              Grand Cayman, Cayman Islands

Common        Firebird Avrora Fund, LTD              2,585,000         11.22 (4)
              c/o Trident Trust Co. (Cayman) Ltd
              1 Capital Place, Box 847
              Grand Cayman, Cayman Islands


(ii) Directors and Executive Officers

Common        Drury J. Gallagher                     2,478,453         10.75 (5)
              107 Eakins Road
              Manhasset, NY 11030

Common        Van Z. Krikorian                       1,600,000          6.94 (6)
              5 Frederick Court
              Harrison, NY 10528

Common        Nicholas J. Aynilian                   1,500,000          6.51 (7)
              P.O. Box 1963
              Canal Street Station
              New York, NY  10013

Common        Ian Hague
              152 West 57th Street                     100,000          0.43
              New York, NY 10019

Common        Lester Caesar                            40,000            0.17
              8 Elizabeth Court
              Briarcliff Manor, NY 10510

Common        Jan Dulman                               40,000            0.17
              55 Davey Drive
              West Orange, NJ 07052

Common        Michael T. Mason                        100,000            0.43
              142 Stratford Avenue
              Garden City, NY 11530

Common        Dr. W.E.S. Urquhart                      40,000            0.17
              San Juan de la Cruz 13631
              Las Condes
              Santiage, Chile
                                                    ---------            -----
              Total:                                5,798,453            26.42

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

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including reports of Independent Certified Public Accountants, Balance Sheet (Unaudited), Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2005 and December 31, 2004.

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

                             GLOBAL GOLD CORPORATION
                                  (Registrant)

    Dated:        March 28, 2006     By: /s/ Drury J. Gallagher
    Date Amended: August 4, 2006         -----------------------
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


/s/Lester S. Caesar       CHIEF FINANCIAL OFFICER                March 28, 2006
-------------------
LESTER S. CAESAR, CPA                               DATE AMENDED August 4, 2006

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                Table of Contents
                                                                            Page

Independent Registered Public Accounting Report -
for the Years Ended December 31, 2004 .......................................F-1

Independent Auditor's Public for the Year Ended December 31, 2005........... N/A

Consolidated Balance Sheet (Unaudited) - as of December 31, 2005 ........... F-5

Consolidated Statements of Operations (Unaudited) - for the
years ended December 31, 2005 and 2004 and the development
stage period January 1, 1995 through December 31, 2005 ..................... F-6

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) (Unaudited)- for the years ended December 31, 2005 and
2004 and the development stage period January 1, 1995 through
December 31, 2005.....................................................F-7 to F-9

Consolidated Statements of Cash Flows (Unaudited) -
for the years ended December 31, 2005 and 2004 and the
development stage Period January 1, 1995 through
December 31, 2005...........................................................F-10


Notes to Financial Statements (Unaudited) ..........................F-11 to F-18

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Global Gold Corporation and Subsidiaries

I have audited the accompanying consolidated statement of operations of Global Gold Corporation and Subsidiaries (a development stage company) as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and for the period from January 1, 1995 through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, in all material respects, the consolidated financial position of Global Gold Corporation and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and for the period from January 1, 1995 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

                             /s/ Allen G. Roth, P.A.

                              March 4, 2005 except
                              Notes 10d and 10e, as
                             of which the dates are
                             March 10 and March 28,
                                      2005

                              Amended Form 10-KSB:
                                 August 4, 2006
                               New York, New York

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:

      Cash....................................................$   546,912
      Inventories.............................................     18,339
      Tax refunds receivable..................................     60,868
      Other current assets....................................     51,767
                                                               -----------
TOTAL CURRENT ASSETS.......................................       677,886

LICENSES...................................................     2,891,427
INVESTMENT IN JOINT VENTURES...............................       395,269
PROPERTY, PLANT AND EQUIPMENT..............................       348,351
                                                               -----------

                                                              $ 4,312,933
                                                              ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:Accounts payable and accrued expenses .......   $   113,658

NOTE PAYABLE, due July 2007 .....................................     1,779,942
                                                                     -----------
TOTAL LIABILITIES................................................     1,893,600

STOCKHOLDERS' EQUITY:
 Common stock $0.001 par value, 100,000,000 shares authorized;
 17,896,301 shares issued and outstanding.....................        17,896
 Additional paid-in capital ..................................    11,439,219
 Deferred compensation............................. ..........      (577,740)
 Accumulated deficit..........................................    (2,907,648)
 Deficit accumulated during the development stage... .........    (5,513,883)
 Foreign currency translation adjustment......................       (38,511)
                                                                  -----------
TOTAL STOCKHOLDERS' EQUITY....................................     2,419,333
                                                                  -----------

                                                                 $ 4,312,933
                                                                  ===========

The accompanying notes are an integral part of these consolidated financial statements.
                                       F-5

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

              UNAUDITED 2005 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                       Unaudited Cumulative Amount
                                                                                                           from the Inception of
                                                                            For the year ended                Development Stage
                                                                                December 31,                  (January 1, 1995)
                                                                      ------------------------------               through
                                                                         2005                 2004            December 31, 2005
                                                                      ----------            ---------       ---------------------
   REVENUES                                                           $       -            $       -       $                  -

   EXPENSES:
     General and administrative.................................      1,454,282              735,806                  4,722,027
     Mine exploration costs.....................................        120,848               33,635                    233,573
     Amortization and depreciation..............................        177,239                    -                    177,239
     Write-off of investment....................................              -                    -                    135,723
     Gain on sale of investment.................................              -               (8,748)                  (319,641)
     Loss from investment in joint ventures.....................         12,000                    -                     12,000
     Interest expense...........................................         53,942                    -                     53,942
     Miscellaneous other .......................................              -             (110,423)                  (110,423)
     Interest income............................................        (14,778)                   -                    (14,778)
                                                                      ----------           ----------       ---------------------

         TOTAL EXPENSES ........................................      1,803,533              650,270                  4,889,662
                                                                      ----------           ----------       ---------------------

   Loss from Continuing Operations..............................     (1,803,533)            (650,270)                (4,889,662)

   Discontinued Operations:
     Loss from discontinued operations .........................        267,846               37,769                    386,413
     Loss on disposal of discontinued operations ...............        237,808                    -                    237,808
                                                                      ----------           ----------       ---------------------

   Net Loss Applicable to Common Shareholders...................     (2,309,187)            (688,039)                (5,513,883)

     Loss on foreign exchange...................................          9,547                    -                     38,511
                                                                      ----------           ----------       ---------------------

   Comprehensive Net Loss.......................................    $(2,318,734)           $(688,039)      $         (5,552,394)
                                                                      ==========           ==========       =====================

   NET LOSS PER SHARE  - BASIC AND DILUTED .....................      $   (0.15)           $   (0.07)
                                                                      ==========           ==========

   WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED .....      15,217,863           10,214,607
                                                                      ==========           ==========


The accompanying notes are an integral part of these consolidated financial statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

    UNAUDITED 2005 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

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


                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

    UNAUDITED 2005 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

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

    UNAUDITED 2005 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

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

        Unaudited

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

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

              UNAUDITED 2005 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                          Unauditd Cumulative Amount
                                                                                                           from the Inception of
                                                                            For the year ended               Development Stage
                                                                                December 31,                  (January 1, 1995)
                                                                      ------------------------------               through
                                                                         2005                 2004            December 31, 2005
    Unaudited                                                          ---------            ---------       ---------------------

   OPERATING ACTIVITIES:
   Net Loss ....................................................    $(2,309,187)           $(688,039)            $(5,513,883)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
     Amortization of deferred compensation .....................        292,994              316,756                 775,552
     Amortization of licenses...................................        156,865                   --                 156,865
     Depreciation expense.......................................         24,701                   --                  24,701
     Equity in loss on joint venture............................         12,000                   --                  12,000
     Gain on extinguishment of debt ............................             --             (110,423)               (110,423)
     Gain on sale of investments................................             --               (8,748)               (319,641)
     Write-off of investment....................................             --                   --                 135,723
     Loss on disposal of discontinued operations................        237,808                   --                 237,808
     Non-cash expenses..........................................             --                   --                 174,500
   Changes in assets and liabilities:
     Other current and non-current assets.......................       (207,243)                  --                 108,002
     Accounts payable and accrued expenses .....................        107,217               54,827                 454,276
                                                                      ---------             --------             -----------
   NET CASH USED IN OPERATING ACTIVITIES .......................     (1,684,845)            (435,627)             (3,864,520)
                                                                      ---------             --------             -----------
   INVESTING ACTIVITIES:
     Proceeds from sale of Armenia mining interests ............             --                   --               1,891,155
     Proceeds from sale of investment in Sterlite Gold Ltd.
        Common stock ...........................................             --               34,880                 246,767
     Investment in joint ventures...............................       (260,000)                  --                (260,000)
     Investment in mining licenses..............................     (1,500,000)             (77,437)             (2,892,936)
                                                                      ---------             --------             -----------

   NET CASH USED IN INVESTING ACTIVITIES .......................     (1,760,000)             (42,557)             (1,015,014)
                                                                      ---------             --------             -----------
   FINANCING ACTIVITIES:
     Net proceeds from private placement offering ..............      2,961,000            1,485,000               5,445,073
     Repurchase of common stock ................................             --                   --                 (25,000)
     Due to related parties ....................................             --             (139,795)                (22,218)
     Warrants exercised ........................................         55,000                   --                  55,750
                                                                      ---------             --------             -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      3,016,000            1,345,205               5,453,605
                                                                      ---------             --------             -----------

   EFFECT OF EXCHANGE RATE ON CASH..............................        (38,511)                  --                 (38,511)
                                                                      ---------             --------             -----------

   NET INCREASE (DECREASE) IN CASH .............................       (467,356)             867,021                 535,560
   CASH AND CASH EQUIVALENTS - beginning of period .............      1,014,268              147,247                  11,352
                                                                      ---------             --------             -----------
   CASH AND CASH EQUIVALENTS - end of period ...................      $ 546,912           $1,014,268             $   546,912
                                                                      =========             ========             ===========
   SUPPLEMENTAL CASH FLOW INFORMATION
     Income taxes paid .........................................      $      --             $     --             $     2,683
                                                                      =========             ========             ===========
     Interest paid .............................................      $      --             $  1,080             $    15,422
                                                                      =========             ========             ===========
   Noncash Transactions
     Stock issued for deferred compensation ....................      $ 662,500            $ 125,000             $   822,500
                                                                      =========             ========             ===========
     Stock forfeited for deferred compensation .................      $      --            $(131,708)            $  (131,708)
                                                                      =========             ========             ===========
     Stock issued in exchange for services......................      $      --            $  45,000             $        --
                                                                      =========             ========             ===========
     Stock issued in exchange for accounts payable..............      $      --            $ 113,500             $    25,000
                                                                      =========             ========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                      F-10

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

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

g. Stock Based Compensation - At December 31, 2005, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:
                                                    For the years ended
                                                        December 31,
                                                    -------------------
                                                    2005           2004
                                                    ----           ----

       Net loss as reported ...................  $(2,309,187)  $  (688,039)
       Add: Total stock-based compensation
       expense determined under fair
       value-based method for all
       awards, net of related tax effect .....         3,478         6,545
                                                  -----------   -----------
       Pro forma net loss .....................  $(2,312,665)  $  (694,584)
                                                  ===========   ===========
       Basic and diluted net loss per share
       as reported ...........................  $      (0.15)  $     (0.07)
                                                  ===========   ===========
       Basic and diluted pro forma net loss
       per share .............................  $      (0.15)  $     (0.07)
                                                  ===========   ===========
       Weighted average shares outstanding        15,217,863    10,214,607
                                                 ============   ===========

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

The following table summarizes the computations reconciling net loss to comprehensive income (loss) for the years ended December 31, 2005 and 2004.

                                         Year Ending December 31,
                                   ----------------------------------
                                        2005                2004
                                   ---------------   ----------------

 Net loss ......................   $    (2,309,187)   $     (688,039)

 Unrealized loss arising
 during the year ...............   $        (9,547)   $      (31,128)
                                   ----------------   ----------------

 Comprehensive loss.............   $    (2,318,734)   $     (719,167)
                                   =================  ================
i. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109"). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

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

         Property, plant and equipment.................      $ 373,052
         Less accumulated depreciation.................        (24,701)
                                                             ------------
                                                             $ 348,351
                                                             ============


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

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2005.

        Net operating loss carryforward ..............      $ 5,500,000
        Valuation allowance ..........................       (5,500,000)
                                                            ------------
        Net deferred tax asset recorded ..............      $         -
                                                            ============


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

g. On July 26, 2006 the Company filed Form 8-K under Sec 4.02 Non-Reliance on Previously Issued Financial Statement.

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