Form 10QSB
period 2006-06-30
GLOBAL GOLD CORP
filed 2006-08-14
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

As of August 14, 2006 there were 30,095,301 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements (Unaudited)

          Consolidated Balance Sheet as of June 30, 2006 .....................3

          Consolidated Statements of Operations for the three months and six months ended June 30, 2006 and June 30, 2005 and for the development stage period from January 1, 1995 through
          June 30, 2006 ......................................................4

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 2006 and June 30, 2005 and for the development stage period from January 1, 1995 through June 30, 2006 ..................5

          Notes to Consolidated Financial Statements (Unaudited) ...........6-10

Item 2.   Management's Discussion and Analysis or Plan of Operation .......10-12

Item 3.   Controls and Procedures ...........................................12

                            PART II OTHER INFORMATION

Item 1.   Legal Proceedings .................................................12

Item 2.   Changes in Securities............................................12-13

Item 3    Defaults Upon Senior Securities ...................................13

Item 4    Submission of Matters to a Vote of Security Holders ...............13

Item 5    Other Information .................................................14

Item 6.   Exhibits...........................................................14

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                      Unaudited Consolidated Balance Sheet

                                 June 30, 2006



                                     ASSETS

CURRENT ASSETS:
       Cash                                                    $      9,069,975
       Inventories                                                       15,879
       Accounts Receivable                                                5,600
       Tax Refunds Receivable                                            89,805
       Deposits on equipment and contracts                            2,027,477
       Other Current Assets                                              71,970
                                                               -----------------

           TOTAL CURRENT ASSETS                                      11,280,706

LICENSES, net of accumulated amortization of $353,556                 2,842,746
INVESTMENT IN JOINT VENTURES                                            342,357
SECURITY DEPOSITS                                                         7,368
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
 depreciation of $46,715                                                464,618
                                                               -----------------

                                                               $     14,937,795
                                                               =================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued expenses                   $         67,776
                                                               -----------------

           TOTAL CURRENT LIABILITIES                                     67,776

NOTE PAYABLE, due July 2007                                           1,844,672
                                                               -----------------

           TOTAL LIABILITIES                                          1,912,448

STOCKHOLDERS' EQUITY
       Common stock $0.001 par, 100,000,000 shares
        authorized; 29,595,301 shares issued and outstanding             29,595
       Additional paid-in-capital                                    25,817,717
       Unearned compensation                                         (2,188,127)
       Accumulated deficit                                           (2,907,648)
       Deficit accumulated during the development stage              (7,497,901)
       Accumulated other comprehensive income                          (228,289)
                                                               -----------------

           TOTAL STOCKHOLDERS' EQUITY                                13,025,347
                                                               -----------------

                                                               $     14,937,795
                                                               =================


The accompanying notes are an integral part of these consolidated financial statements
                                        3

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                 Unaudited Consolidated Statements of Operations

                                                                                                             Cumulative amount
                                                                                                                   from
                                                                                                              January 1, 1995
                                             Three Months Ended                 Six Months Ended                  through
                                                  June 30,                          June 30,                   June 30, 2006
                                        ------------------------------    ------------------------------    --------------------
                                             2006            2005              2006            2005

REVENUES                                $       5,600   $           -     $       5,600   $           -     $             5,600
COST OF REVENUES                               74,579               -            74,579               -                  74,579
                                        --------------  --------------    --------------  --------------    --------------------

GROSS PROFIT                                  (68,979)              -           (68,979)              -                 (68,979)

EXPENSES
General and administrative                    475,517         183,338           642,836         324,604               4,589,311
Mine exploration costs                        430,438          81,621           755,688         112,274                 989,261
Amortization of deferred compensation         182,718          65,957           337,113         131,914               1,112,665
Amortization and depreciation                  39,757               -           144,495               -                 321,734
Write-off of investment                             -               -                 -               -                 135,723
Gain on sale of investment                          -               -                 -               -                (319,641)
Loss from investment in joint ventures         22,756               -            52,912               -                  64,912
                                        --------------  --------------    --------------  --------------    --------------------

TOTAL OPERATING EXPENSES                    1,151,186         330,916         1,933,044         568,792               6,893,965
                                        --------------  --------------    --------------  --------------    --------------------

OPERATING LOSS                             (1,220,165)       (330,916)       (2,002,023)       (568,792)             (6,962,944)

OTHER INCOME (EXPENSE)
Interest expense                              (32,365)              -           (64,730)              -                (118,672)
Interest Income                                80,600           2,407            82,735           5,578                  97,513
Miscellaneous other                                 -               -                 -               -                 110,423
                                        --------------  --------------    --------------  --------------    --------------------


TOTAL OTHER                                    48,235           2,407            18,005           5,578                  89,264

LOSS FROM CONTINUING OPERATIONS            (1,171,930)       (328,509)       (1,984,018)       (563,214)             (6,873,680)

Discontinued Operations
     Loss from discontinued operations              -          36,297                 -          50,846                 386,413
     Loss on disposal of discontinued
      operations                                    -               -                 -               -                 237,808
                                        --------------  --------------    --------------  --------------    --------------------

Net Loss Applicable to Common
 Shareholders                              (1,171,930)       (364,806)       (1,984,018)       (614,060)             (7,497,901)

Other Comprehensive Loss
     Loss from foreign exchange                 2,262               -            15,481               -                  53,992
                                        --------------  --------------    --------------  --------------    --------------------

Comprehensive Net Loss                  $  (1,174,192)  $    (364,806)    $  (1,999,499)  $    (614,060)    $        (7,551,893)
                                        ==============  ==============    ==============  ==============    ====================

NET LOSS PER SHARE-BASIC
           AND DILUTED                  $       (0.04)          (0.03)    $       (0.09)  $       (0.05)
                                        ==============  ==============    ==============  ==============

WEIGHTED AVERAGE
          SHARES OUTSTANDING               28,347,774      13,461,301        23,257,682      13,409,927
                                        ==============  ==============    ==============  ==============

The accompanying notes are an integral part of these consolidated financial statements
                                        4

                             GLOBAL GOLD CORPORATION
                        (A Development Stage Enterprise)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative amount
                                                                          Six months                        from
                                                                             ended                    January 1, 1995
                                                               ------------------------------------       through
                                                                June 30, 2006      June 30, 2005       June 30, 2006
                                                               -----------------  -----------------  -------------------
OPERATING ACTIVITIES:
Net loss                                                       $     (1,984,018)  $       (614,060)  $       (7,497,901)
Adjustments to reconcile net loss
to net cash used in operating activities:
       Amortization of deferred compensation                            337,113            131,914            1,112,665
       Stock based compensation                                          21,666                  -               21,666
       Amortization of licenses                                         196,692                  -              353,557
       Depreciation expense                                              22,382                  -               47,083
       Equity in loss on joint venture                                   52,912                  -               64,912
       Gain on extinguishment of debt                                         -                  -             (110,423)
       Gain on sale of investments                                            -                  -             (319,641)
       Write-off of investment                                                -                  -              135,723
       Write-off of receivable                                           15,217                  -               15,217
       Write-off of inventory                                             9,169                  -                9,169
       Loss on disposal of discontinued operations                            -                  -              237,808
       Non-cash expenses                                                      -                  -              174,500
Changes in assets and liabilities:
       Deposits on equipment and contracts                           (2,027,477)                 -           (1,919,475)
       Other current and non current assets                             (61,023)                 -               46,979
       Accounts payable and accrued expenses                             (3,277)            40,137              450,999
                                                               -----------------  -----------------  -------------------

       NET CASH FLOWS USED IN OPERATING ACTIVITIES                   (3,420,644)          (442,009)          (7,177,162)
                                                               -----------------  -----------------  -------------------

INVESTING ACTIVITIES:
       Proceeds from sale of Armenia mining interest                          -                  -            1,891,155
       Proceeds from sale of investment in common stock of
        Sterlite Gold                                                         -                  -              246,767
       Purchase of equipment                                           (138,659)                 -             (138,659)
       Investment in joint ventures                                           -                  -             (260,000)
       Investment in mining licenses                                          -                407           (2,892,936)
                                                               -----------------  -----------------  -------------------

       NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES             (138,659)               407           (1,153,673)
                                                               -----------------  -----------------  -------------------

FINANCING ACTIVITIES:
       Net proceeds from private placement offering                  12,235,031                  -           17,680,104
       Repurchase of common stock                                             -                  -              (25,000)
       Due to related parties                                                 -                  -              (22,218)
       Warrants exercised                                                     -                  -               55,750
                                                               -----------------  -----------------  -------------------

       NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               12,235,031                  -           17,688,636
                                                               -----------------  -----------------  -------------------

EFFECT OF EXCHANGE RATE ON CASH                                        (152,665)                 -             (191,176)
                                                               -----------------  -----------------  -------------------

NET INCREASE/(DECREASE) IN CASH                                       8,523,063           (441,602)           9,166,625

CASH AND CASH EQUIVALENTS - beginning of period                         546,912          1,014,268               11,352
                                                               -----------------  -----------------  -------------------

CASH AND CASH EQUIVALENTS - end of period                      $      9,069,975   $        572,666   $        9,177,977
                                                               -----------------  -----------------  -------------------



SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                              $              -   $              -   $            2,683
                                                               =================  =================  ===================

Interest paid                                                  $              -   $              -   $           15,422
                                                               =================  =================  ===================

Noncash Transactions:

Stock issued for deferred compensation                         $      1,983,500   $        425,000   $        3,446,000
Stock forfeited for deferred compensation                      $              -   $              -   $         (131,708)
Stock issued in exchange for acquisition of mining licenses    $        150,000   $              -   $          150,000
Stock issued in exchange for accounts payable                  $              -   $              -   $           25,000
Stock issued in exchange for services                          $         36,000   $              -   $           36,000


The accompanying notes are an integral part of these consolidated financial statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                            (Unaudited) June 30, 2006


1. BASIS FOR PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements present the development stage activities of the Company and its wholly owned subsidiaries from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through June 30, 2006.

The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2005 annual report on Form 10-KSB, as amended. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2006. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.


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


Stock Based Compensation - At June 30, 2006, the Company had two stock-based employee compensation plans. As permitted under SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amended SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. No stock-based employee compensation cost is reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

                                                       For the six months ended
                                                               June 30,
                                                      --------------------------
                                                          2006           2005
                                                      ------------  ------------
            Net loss as reported ...................  $(1,984,018)  $  (614,060)
            Add: Total stock-based compensation
            expense determined under fair
            value-based method for all
            awards, net of related tax effect .....        21,666             0
                                                      ------------  ------------
            Pro forma net loss .....................  $(2,005,684)  $  (614,060)
                                                      ============  ============
            Basic and diluted net loss per share
            as reported ...........................   $     (0.09)  $     (0.06)
                                                      ============  ============
            Basic and diluted pro forma net loss
            per share .............................   $     (0.09)  $     (0.06)
                                                      ============  ============
            Weighted average shares outstanding        23,257,682    10,214,607
                                                      ============  ============


The fair value of options at date of grant was estimated using the Black-Scholes fair value based method with the following weighted average assumptions:

                              Expected Life (Years) .................      1-3
                              Interest Rate .........................   5.0-5.7%
                              Annual Rate of Dividends ..............       0%
                              Volatility ............................   100-145%


2. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers and Directors:

Effective May 1, 2006, Global Gold Mining amended the contract of Simon Cleghorn, the Director of Exploration and Mining. The amended terms increase his time devoted to 100%, increase his salary to $125,000, and extend the contract an additional year through July 31, 2009.

On June 15, 2006, the Board of Directors (based on the decision of the Compensation Committee and without the participation of Messrs. Gallagher and Krikorian) approved an amendment to the employment agreement of Drury Gallagher with respect to his employment as Chief Executive Officer of the Company. The revised employment agreement provides that Mr. Gallagher will resign as Chairman and Chief Executive Officer and assume the titles of Chairman Emeritus and Treasurer effective December 31, 2006 and effective June 30, 2006, will receive an annual base salary of $125,000, representing a 25% increase over his previous salary and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The amended agreement is for two and a half years terminating on December 31, 2008.

Pursuant to the revised agreement, Mr. Gallagher was also granted (i) 50,000 shares of restricted stock to vest in four equal installments of 12,500 shares each on December 30, 2006, June 30, 2007, December 30, 2007 and June 30, 2008 and (ii) 250,000 stock options to purchase Common Stock at $1.70 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15,
2006), to vest in eight equal installments of 28,125 shares each on September 30, 2006, December 30, 2006, March 30, 2007, June 30 2007, September 30, 2007,
December 30, 2007, March 30, 2008 and June 30, 2008. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan. The restricted stock and options previously awarded to Mr. Gallagher will continue to vest pursuant to his original Employment Agreement.

On June 15, 2006, the Board of Directors (based on the decision of the Compensation Committee and without the participation of Messrs. Gallagher and Krikorian) also approved an amendment to the employment agreement of Mr. Van Krikorian with respect to his employment as President and General Counsel of the Company. The revised Employment Agreement provides that Mr. Krikorian will receive an annual base salary of $225,000, representing a 25% increase over his previous salary effective July 1, 2006 and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The amended Employment Agreement terminates on June 30, 2009.

Pursuant to the revised agreement, Mr. Krikorian was also granted 600,000 shares of restricted stock to vest in three equal installments of 200,000 shares each on June 30, 2007, June 30, 2008 and June 30, 2009. The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the agreement. The restricted stock previously awarded to Mr. Krikorian will continue to vest pursuant to his original Employment Agreement, as amended previously.

The Board of Directors also approved an amendment to Mr. Ashot Boghossian's Employment Agreement with respect to his employment as Regional Director of Global Gold Mining, LLC. The revised Employment Agreement provides that Mr. Boghossian will receive the same annual base salary as in his previous agreement of $72,000 and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The amended Employment Agreement extends for another three years terminating on June 30, 2009.

Pursuant to the revised agreement, Mr. Boghossian was also granted 225,000 shares of restricted stock to vest in twelve equal installments of 18,750 shares each on September 30, 2006, December 30, 2006, March 30, 2007, June 30, 2007, September 30, 2007, December 30, 2007, March 30, 2008, June 30, 2008, September 30, 2008, December 30, 2008, March 30, 2009 and June 30, 2009. The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement. The restricted stock previously awarded to Mr. Boghossian will continue to vest pursuant to his original employment agreement.

On June 15, 2006, the Board of Directors also approved an amendment of Mr. Jan Dulman's Employment Agreement with respect to his employment as Controller of the Company. The revised Employment Agreement provides that Mr. Dulman will receive an annual base salary of $60,000, representing a $36,000 increase over his previous salary, effective May 1, 2006. Mr. Dulman's Employment Agreement terminates on July 31, 2007.

Pursuant to the revised agreement, Mr. Dulman was also granted 62,500 stock options to purchase Common Stock at $1.70 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2006), to vest in three installments as follows: 20,833 shares on June 15th, 2006, 20,833 shares on November 30, 2006, and 20,834 shares on July 31, 2007. The options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan. The restricted stock previously awarded to Mr. Dulman will continue to vest pursuant to his original employment agreement.

On June 15, 2006, the Company at the Annual Meeting of Stockholders of the Company, the following directors were re-elected: Mr. Drury J. Gallagher, Van Z. Krikorian, Nicholas J. Aynilian, Ian C. Hague and Michael T. Mason and Mr. Hrayr Agnerian, of Scott Wilson Roscoe Postle Associates, Inc. was elected to his first term as a Director, effective June 15, 2006.

On June 15, 2006, the Company issued 50,000 shares to Hrayr Agnerian in conjuction with being elected as a Director at the fair market value of $1.70 per share. Such amount has been reflected as unearned compensation and is being amortized into compensation expense on a straight-line basis over the term of the agreement. Compensation expense for the six months ended June 30, 2006 is $201,601.

The amount of total unearned compensation amortized for the six months ended June 30, 2006 is $337,113.

3. EQUITY TRANSACTIONS

On April 4, 2006, the Company sold $13,000,000 in common shares in a private placement, pursuant to exemptions from registration requirements of the Securities Act under Regulation D and Regulation S based upon representations and covenants provided by the respective purchasers. The transaction involved the issuance of ten million four hundred thousand shares of common stock at $1.25 per share. Each three shares purchased also entitle the purchaser to a warrant for the purchase of an additional one share at the price per share of $2.00 exercisable on or before the sooner of (a) April 1, 2008 or (b) sixty (60) days following a determination by the Company that the weighted average trading price of the common shares over a thirty (30) consecutive trading day period commencing after August 1, 2006 is $3.00 USD or greater. Aton Securities, Inc. of New York City acted as the Managing Private Placement Agent, and as part of its compensation has also been granted warrants to purchase one million (1,000,000) restricted common shares exercisable at the price of $1.25 per share within eighteen months of April 4, 2006.

On June 15, 2006, Mr. Gallagher was granted (i) 50,000 shares of restricted stock to vest in four equal installments of 12,500 shares each on December 30, 2006, June 30, 2007, December 30, 2007 and June 30, 2008 and (ii) 250,000 stock options to purchase Common Stock at $1.70 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2006), to vest in eight equal installments of 28,125 shares each on September 30, 2006, December 30, 2006, March 30, 2007, June 30 2007, September 30, 2007, December 30, 2007, March
30, 2008 and June 30, 2008. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On June 15, 2006, Mr. Krikorian was granted 600,000 shares of restricted stock to vest in three equal installments of 200,000 shares each on June 30, 2007, June 30, 2008 and June 30, 2009. The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the agreement.

On June 15, 2006, Mr. Boghossian was granted 225,000 shares of restricted stock to vest in twelve equal installments of 18,750 shares each on September 30, 2006, December 30, 2006, March 30, 2007, June 30, 2007, September 30, 2007,
December 30, 2007, March 30, 2008, June 30, 2008, September 30, 2008, December 30, 2008, March 30, 2009 and June 30, 2009. The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.

On June 15, 2006, Mr. Dulman was granted 62,500 stock options to purchase Common Stock at $1.70 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2006), to vest in three installments as follows:
20,833 shares on June 15th, 2006, 20,833 shares on November 30, 2006, and 20,834 shares on July 31, 2007. The options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On June 15, 2006, the Company issued the 50,000 shares to Hrayr Agnerian, a newly elected Director at the fair market value of $1.70 per share.

4.  AGREEMENTS

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

5. SUBSEQUENT EVENTS -

On July 26, 2006, the Company filed Form 8-K for under Sec 4.02 Non-Reliance on previously issued financial statements with the Securities and Exchange Commission. The Form 8-K filing was in response to a comment letter received by the Company from the Staff relating to certain audited financial statements. The comment letter requested that the Company mark areas in the previously filed Form 10-KSB as unaudited. On August 9, 2006, the Company filed the amended Form 10-KSB which indicated and as more fully explained in that filing that certain financial statements issued by the Company's foreign auditor were issued under International Auditing Standards rather than PCAOB Standards.

At this time the Company's former auditor, Allen G. Roth, PA is re-auditing the financial statements for December 31, 2005. The asset value that was originally audited by the Company's foreign auditor was approximately 14% of total net assets. Furthermore, although not quantifiable or probable, our auditor for December 31, 2005 might require the restatement of the December 31, 2005 financial statement due to the certain preliminary conclusions about certain receivables and prepayments. The Company, presently, does not believe this to be a correct conclusion.

Any corrections will be made to the Form 10-KSB upon the completion of the re-audit performed by Allen G. Roth, PA, if necessary. At that juncture, applicable amendments to Form 10-KSB for December 31, 2005, and Forms 10-QSB for March 31, 2006 and June 30, 2006, would be made to those reports for the restatement, if required.

On August 2, 2006 Global Gold Corporation ("GGC") announced that Global Gold Mining, LLC ("GGM") plans to exercise its option to acquire the remaining forty nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets. According to the August 1, 2005 share purchase agreement, GGM (which is a wholly owned subsidiary of Global Gold Armenia, LLC which in turn is a wholly owned subsidiary of GGC) acquired a fifty one percent (51%) interest for one million five hundred thousand dollars ($1,500,000) and was to pay another two million dollars ($2,000,000) by August 1, 2007 for the remaining forty nine percent (49%). As of July 19, 2006, GGM entered into an amendment of the August 1, 2005, share purchase agreement which allows for the acquisition of the remaining forty nine percent (49%) in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of GGC's stock, if GGM elects on or before August 19, 2006. The July 19, 2006 amendment also contains a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if GGC's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007, all as described in the exhibit referenced below. The purchase price was allocated to licenses and assets. The operations of this entity have been reflected in the consolidated financials.


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

RESULTS OF OPERATIONS

SIX-MONTHS ENDED JUNE 30, 2006 AND SIX-MONTHS ENDED JUNE 30, 2005

During the six-month period ended June 30, 2006, the Company's administrative and other expenses were $642,836 which represented an increase of $318,232 from $324,604 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $60,316, legal expenses of $136,989 and filing fees of $70,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company's total assets were $14,937,795, of which $9,069,975 consisted of cash or cash equivalents.

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

The Company anticipates in 2006 spending approximately $200,000 per month to finance Tukhmanuk operations that began pilot works in May. If plant metallurgy and ore grades follow as anticipated after full plant commissioning, expected to be complete in October, revenues are projected to level at approximately $555,000 per month. Previously, revenues were anticipated to level at approximately $550,000 per month in July of 2006, but operations have been adjusted in light of initial results. Surface sampling in the form of trenching, using heavy earth moving equipment, is currently being carried out to assist in determining the grade and characteristics of the deposit near surface. The Company further anticipates this year spending approximately $3,000,000 on exploration at Tukhmanuk, including completing 11,000 of the 15,000 budgeted meters of NQ core drilling, 2,500 meters of which have been completed to date. In addition, the Company is planning to implement its exploration plans at Hankavan and surrounding areas, including, in 2006, completing 5,000 meters of the 7,000 meters initially budgeted of exploration drilling.

The Company's Armenian subsidiary, SHA, LLC, (renamed "Global Gold Hankavan, LLC" as of July 21, 2006) which is the license holder for the Hankavan and Marjan properties has continued to be the subject of corrupt and improper demands and threats from the Minister of the Ministry of Environment and Natural Resources. The Company has reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister has taken the position that the licenses have been terminated, governmental officials have assured the Company to the contrary and public records confirm the continuing validity of the licenses. The Company has received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary. The Company is aware that another company has been using a similar name in the CIS and counsel has received assurances the other company will cease using the similar name.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

On April 4, 2006, the Company sold $13,000,000 in common shares in a private placement, pursuant to exemptions from registration requirements of the Securities Act under Regulation D and Regulation S based upon representations and covenants provided by the respective purchasers. The transaction involved the issuance of ten million four hundred thousand shares of common stock at $1.25 per share. Each three shares purchased also entitle the purchaser to a warrant for the purchase of an additional one share at the price per share of $2.00 exercisable on or before the sooner of (a) April 1, 2008 or (b) sixty (60) days following a determination by the Company that the weighted average trading price of the common shares over a thirty (30) consecutive trading day period commencing after August 1, 2006 is $3.00 USD or greater. Aton Securities, Inc. of New York City acted as the Managing Private Placement Agent, and as part of its compensation has also been granted warrants to purchase one million (1,000,000) restricted common shares exercisable at the price of $1.25 per share within eighteen months of April 4, 2006.

On June 15, 2006, Mr. Gallagher was granted (i) 50,000 shares of restricted stock to vest in four equal installments of 12,500 shares each on December 30, 2006, June 30, 2007, December 30, 2007 and June 30, 2008 and (ii) 250,000 stock options to purchase Common Stock at $1.70 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2006), to vest in eight equal installments of 28,125 shares each on September 30, 2006, December 30, 2006, March 30, 2007, June 30 2007, September 30, 2007, December 30, 2007, March
30, 2008 and June 30, 2008. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On June 15, 2006, Mr. Krikorian was granted 600,000 shares of restricted stock to vest in three equal installments of 200,000 shares each on June 30, 2007, June 30, 2008 and June 30, 2009. The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the agreement.

On June 15, 2006, Mr. Boghossian was granted 225,000 shares of restricted stock to vest in twelve equal installments of 18,750 shares each on September 30, 2006, December 30, 2006, March 30, 2007, June 30, 2007, September 30, 2007,
December 30, 2007, March 30, 2008, June 30, 2008, September 30, 2008, December 30, 2008, March 30, 2009 and June 30, 2009. The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.

On June 15, 2006, Mr. Dulman was granted 62,500 stock options to purchase Common Stock at $1.70 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2006), to vest in three installments as follows:
20,833 shares on June 15th, 2006, 20,833 shares on November 30, 2006, and 20,834 shares on July 31, 2007. The options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On June 15, 2006, the Company issued the 50,000 shares to Hrayr Agnerian, a newly elected Director at the fair market value of $1.70 per share

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

On June 15, 2006, Sherb & Co., LLP (www.sherbcpa.com) was selected as the company's outside auditor, and the shareholders approved the stock incentive plan described in the proxy materials. The following directors were re-elected:
Mr. Drury J. Gallagher, Van Z. Krikorian, Nicholas J. Aynilian, Ian C. Hague and Michael T. Mason and Mr. Hrayr Agnerian, of Scott Wilson Roscoe Postle Associates, Inc. was elected to his first term as a Director

Item 5. Other Information.

None

Item 6. Exhibits.


The following documents are filed as part of this report:

(a) Unaudited Condensed Financial Statements of the Company, including Balance Sheet as of June 30, 2006; Statements of Operations and Statements of Cash Flows for the three-months and six months ended June 30, 2006 and June 30, 2005, and for the development stage period from January 1, 1995 through June 30, 2006 and the Exhibits which are listed on the Exhibit Index

EXHIBIT NO.       DESCRIPTION OF EXHIBIT

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K filed during the quarter ended June 30, 2006



Current Reports on Form 8-K, filed with the Securities and Exchange Commission on July 23, 2006, under Item 4.02 of Form 8K and on August 3, 2006 under Items 1.01, 8.01, and 9.01 of Form 8K. Also, on August 10, 2006, on Form 10KSB/A.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   GLOBAL GOLD CORPORATION



                                              By:  /s/ Drury J. Gallagher
August 14, 2006                                    -----------------------------
                                                   Drury J. Gallagher, Chairman,
                                                   Chief Executive Officer and
                                                   Treasurer