Form 10KSB/A
period 2005-12-31
GLOBAL GOLD CORP
filed 2006-09-08
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


                                 AMENDMENT NO. 2
                                   (Mark One)


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


                                EXPLANATORY NOTE

                                EXPLANATORY NOTE
                                  FORM 10-KSB/A


The Company filed Form 8-K, on July 21, 2006, indicating that the principal auditor, Allen G. Roth, P.A. could not rely on previously issued audit reports by our then foreign auditors, Grant Thornton Amyot, LLC. On August 10, 2006, the Company filed Amended Form 10KSB/A excluding the foreign auditors' reports and the principal auditor's report for December 31, 2005 and for the periods then ended and accordingly, marked the financial statements "unaudited." The Company is now filing Form 10KSB/A, amendment No.2, for the year ended December 31, 2005 whereby our principal auditor has re-audited the Company's financial statements and has re-issued an unqualified opinion on the Company's financial statements.

This amendment does not update or modify in any way the financial position, results of operations, cash flows or the disclosures in Global Gold Corporation's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 and does not reflect additional events occurring after the original filing date of March 28, 2006.

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

ITEM 8. FINANCIAL STATEMENTS

The audited financial statements of the Company, notes thereto and reports of Independent Certified Public Accountants thereon for the years ended December 31, 2005 and 2004 by Allen G. Roth, P.A. are attached hereto as a part of, and at the end of, this report.

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

                             GLOBAL GOLD CORPORATION
                                  (Registrant)


    Dated:        March 28, 2006     By: /s/ Drury J. Gallagher
    Amended Date: September 6, 2006      -------------------------
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

  Name                           Title                               Date
  ----                           -----                               ----


/s/Drury J. Gallagher     CHAIRMAN, CHIEF EXECUTIVE OFFICER,     March 28, 2006
---------------------     TREASURER AND DIRECTOR (PRINCIPAL      Amended Date: Septmenber 6, 2006
 DRURY J. GALLAGHER       EXECUTIVE AND FINANCIAL OFFICER)


/s/Lester S. Caesar       CHIEF FINANCIAL OFFICER                March 28, 2006
-------------------                                              Amended Date: Septmenber 6, 2006
LESTER S. CAESAR, CPA



                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                Table of Contents
                                                                            Page


Independent Registered Auditors' - for the Years Ended
December 31, 2005 and 2004 ..................................................F-1

Consolidated Balance Sheet  - as of December 31, 2005 .......................F-2

Consolidated Statements of Operations - for the years ended December
31, 2005 and 2004 and the development stage period January 1, 1995 through December 31, 2005 ...................................................F-3

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) - for the years ended December 31, 2005 and 2004
and the development stage period January 1, 1995 through
December 31, 2005.....................................................F-4 to F-6

Consolidated Statements of Cash Flows - for the years ended
December 31, 2005 and 2004 and the development stage
period January 1, 1995 through December 31, 2005.............................F-7


Notes to Financial Statements........................................F-8 to F-16

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

                                        /s/ Allen G. Roth, P.A.

                                        March 28, 2006
                                        New York, New York

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2005

                                     ASSETS

CURRENT ASSETS:

      Cash....................................................   $   546,912
      Inventories.............................................        18,339
      Tax refunds receivable..................................        60,868
      Other current assets.................................           51,767
                                                                  -----------
TOTAL CURRENT ASSETS.......................................          677,886

LICENSES...................................................        2,891,427
INVESTMENT IN JOINT VENTURES...............................          395,269
PROPERTY, PLANT AND EQUIPMENT..............................          348,351
                                                                  -----------

                                                                 $ 4,312,933
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:Accounts payable and accrued expenses .......$   113,658

NOTE PAYABLE, due July 2007 .....................................  1,779,942
                                                                  -----------
TOTAL LIABILITIES................................................  1,893,600

STOCKHOLDERS' EQUITY:
 Common stock $0.001 par value, 100,000,000 shares authorized;
 17,896,301 shares issued and outstanding.....................        17,896
 Additional paid-in capital ..................................    11,439,219
 Deferred compensation............................. ..........      (577,740)
 Accumulated deficit..........................................    (2,907,648)
 Deficit accumulated during the development stage... .........    (5,513,883)
 Foreign currency translation adjustment......................       (38,511)
                                                                  -----------
TOTAL STOCKHOLDERS' EQUITY....................................     2,419,333
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

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

                                                                           Deficit                           Other
                                                                         Accumulated                        Compreh-
                                                             Additional  during the             Deferred     ensive
                                          Common Stock        Paid-in    Development  Treasury   Compen-     Income
                                        Share      Amount     Capital       Stage      Stock     sation      (Loss)
                                      ----------  --------  -----------  -----------  --------  ---------  ---------

        Balance at December 31, 2000   4,368,114     4,368    4,834,955   (4,720,540)       -         -     (106,000)
        Net loss ....................          -         -            -      (26,832)       -         -      (26,832)
        Unrealized gain on investment          -         -            -            -        -         -      (15,000)
                                       ---------   -------   ----------  -----------  --------  -------     --------

        Balance at December 31, 2001   4,368,114     4,368    4,834,955   (4,747,372)       -         -     (121,000)

        Issuance of common stock for
        compensation ................    200,000       200        9,800            -        -         -            -
        Net loss ....................          -         -            -      (60,113)       -         -            -
        Unrealized gain on investment          -         -            -            -        -         -      247,406
                                       ---------   -------   ----------  -----------  --------  -------     --------

        Balance at December 31, 2002   4,568,114     4,568    4,844,755   (4,807,485)       -         -      126,406

        Issuance of common stock for
        Cash:
          at $0.25 per share, January    350,000       350       87,150            -        -         -            -
          at $0.25 per share, July ..  1,000,000     1,000      231,500            -        -         -            -
          at $0.50 per share, October    100,000       100       46,400            -        -         -            -
          at 0.50 per share, October     400,000       400      185,600            -        -         -            -
        Issuance of common stock for
        compensation:
          at $0.25 per share, February 1,800,000     1,800      448,200            -        -  (450,000)           -
          at $0.25 per share, June ..    900,000       900      224,100            -        -  (225,000)           -
          at $0.25 per share,
           December .................     90,000        90       22,410            -        -   (22,500)           -
        Amortization of deferred
         compensation ...............          -         -            -            -        -   165,802            -
        Issuance of common stock for
         services:
          at $0.25 per share, January    500,000       500      124,500            -        -  (100,000)           -
          at $0.25 per share, April      250,000       250       62,250            -        -         -            -
          Shares cancelled in
           September, which were
           issued in January ........   (500,000)     (500)    (124,500)           -        -   100,000            -
        Shares issued at $0.25 per
         share for accounts payable
         in April ...................    100,000       100       24,900            -        -         -            -
        Fractional share adjustment .         20         -            -            -        -         -            -
        Unrealized gain on investment          -         -            -            -        -         -      (95,278)
        Net Loss ....................          -         -            -     (616,820)       -         -            -
                                       ---------   -------   ----------  -----------   -------  -------     --------

        Balance at December 31, 2003   9,558,134     9,558    6,177,265   (5,424,305)       -  (531,698)      31,128

        Issuance of common stock for
          Compensation at $0.50
          in January:                    250,000       250      124,750            -        -  (125,000)           -
        Forfeiture of common stock for
          Compensation at $0.25
          in June:                     (526,833)     (527)     (131,181)           -        -   131,708            -
        Issuance of common stock for
         payables:
          at $0.50 per share, October    200,000       200       99,800            -        -         -            -
          at $0.34 per share, November    40,000        40       13,460            -        -         -            -
        Issuance of common stock for
          Cash at $0.50 in November,
          less $15,000 closing fee..   3,000,000     3,000    1,482,000            -        -         -            -
        Issuance of common stock for
          Closing fees at $0.50
          in October:                    90,000         90          (90)           -        -         -            -
        Amortization of unearned comp         -          -            -            -        -   316,756            -
        Unrealized loss on investment         -          -            -            -        -         -      (31,128)
        Net Loss ....................         -          -            -     (688,039)       -         -            -
                                      ---------    -------   ----------  -----------  -------   -------     --------

        Balance at December 31, 2004  12,611,301  $12,611    $7,766,004  $(6,112,344) $     -  $(208,234)    $     -


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

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2005.

         Net operating loss carryforward ..............      $ 5,500,000
         Valuation allowance ..........................       (5,500,000)
                                                               ----------
         Net deferred tax asset recorded ..............      $         -
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