Form 10QSB
period 2006-09-30
GLOBAL GOLD CORP
filed 2006-11-13
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2006

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

As of November 10, 2006 there were 30,255,301 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
        Consolidated Balance Sheet as of September 30, 2006 .................3

        Consolidated Statements of Operations for the three months and nine months ended September 30, 2006 and September 30, 2005 and for the development stage period from January 1, 1995
        (inception) through September 30, 2006 ..............................4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2006 and September 30, 2005 and for the development stage period from January 1, 1995 (inception)
        through September 30, 2006 ..........................................5

        Notes to Consolidated Financial Statements (Unaudited) ..............6

Item 2. Management's Discussion and Analysis or Plan of Operation ..........11

Item 3. Controls and Procedures ............................................13

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings ..................................................13

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds..........13

Item 3  Defaults Upon Senior Securities ....................................14

Item 4  Submission of Matters to a Vote of Security Holders ................14

Item 5  Other Information ..................................................14

Item 6. Exhibits............................................................14

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

RPORATION


                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                      Unaudited Consolidated Balance Sheet

                               September 30, 2006

                                     ASSETS

CURRENT ASSETS:
      Cash                                             $       6,530,078
      Inventories                                                 36,980
      Accounts Receivable                                          5,600
      Tax Refunds Receivable                                     263,279
      Deposits on equipment and contracts                      2,326,684
      Prepaid expenses                                            11,806
      Other Current Assets                                        45,568
                                                          ---------------
          TOTAL CURRENT ASSETS                                 9,219,995

LICENSES, net of accumulated amortization
 of $455,027                                                   3,063,909
INVESTMENT IN JOINT VENTURES                                     315,730
SECURITY DEPOSITS                                                  7,368
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $109,653                                       652,824
                                                          ---------------
                                                       $      13,259,826
                                                          ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable and accrued expenses            $          10,024
                                                          ---------------
          TOTAL CURRENT LIABILITIES                               10,024

COMMON STOCK ISSUED SUBJECT TO PUT (500,000
 shares issued)                                                  800,000
                                                          ---------------

          TOTAL LIABILITIES                                      810,024

STOCKHOLDERS' EQUITY
      Common stock $0.001 par, 100,000,000 shares
       authorized; 30,255,301 shares issued and
       outstanding                                                29,755
      Additional paid-in-capital                              26,060,683
      Unearned compensation                                   (2,067,083)
      Accumulated deficit                                     (2,907,648)
      Deficit accumulated during the development stage        (8,929,717)
      Accumulated other comprehensive income                     263,812
                                                          ---------------

          TOTAL STOCKHOLDERS' EQUITY                          12,449,802
                                                          ---------------

                                                       $      13,259,826
                                                          ===============


        The accompanying notes are an integral part of these consolidated financial statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

                 Unaudited Consolidated Statements of Operations

                                                                                                                Cumulative amount
                                                                                                                       from
                                                                                                                 January 1, 1995
                                                  Three Months Ended               Nine Months Ended                 through
                                                September 30,                   September 30,                   September 30, 2006
                                               -----------------------------    ----------------------------    -------------------
                                                   2006            2005             2006           2005

REVENUES                                       $          -    $          -     $      5,600   $          -     $            5,600
COST OF REVENUES                                          -               -           74,579              -                 74,579
                                               -------------   -------------    -------------  -------------    -------------------

GROSS PROFIT                                              -               -          (68,979)             -                (68,979)

EXPENSES
General and administrative                          583,233         277,598        1,563,182        734,116              5,509,657
Mine exploration costs                              884,737         253,011        1,640,425        365,285              1,873,998
Amortization and depreciation                       183,652               -          328,147              -                505,386
                                               -------------   -------------    -------------  -------------    -------------------

TOTAL OPERATING EXPENSES                          1,651,622         530,609        3,531,754      1,099,401              7,889,041
                                               -------------   -------------    -------------  -------------    -------------------

OPERATING LOSS                                   (1,651,622)       (530,609)      (3,600,733)    (1,099,401)            (7,958,020)

OTHER INCOME (EXPENSE)
Interest expense                                    (10,788)              -          (75,518)             -               (129,460)
Interest income                                      79,127           3,654          161,862          9,232                176,640
Write-off of investment                                   -               -                -              -                135,723
Gain on sale of investment                                -               -                -              -               (319,641)
Gain on early extinguishment of debt                129,460               -          129,460              -                129,460
Gain/(Loss) from investment in joint
 ventures                                            22,007               -          (30,905)             -                (42,905)
Miscellaneous other                                       -               -                -              -                110,423
                                               -------------   -------------    -------------  -------------    -------------------

TOTAL OTHER                                         219,806           3,654          184,899          9,232                 60,240

LOSS FROM CONTINUING OPERATIONS                  (1,431,816)       (526,955)      (3,415,834)    (1,090,169)            (7,897,780)

Discontinued Operations
     Loss from discontinued operations                    -          91,329                -        142,175                386,413
     Loss on disposal of discontinued
      operations                                          -               -                -              -                237,808
                                               -------------   -------------    -------------  -------------    -------------------


Net Loss Applicable to Common Shareholders       (1,431,816)       (618,284)      (3,415,834)    (1,232,344)            (8,929,717)

Other Comprehensive Loss
     Loss from foreign exchange                      25,599               -           41,080              -                 79,591
                                               -------------   -------------    -------------  -------------    -------------------

Comprehensive Net Loss                         $ (1,457,415)   $   (618,284)    $ (3,456,914)  $ (1,232,344)    $       (9,009,308)
                                               =============   =============    =============  =============    ===================

NET LOSS PER SHARE-BASIC
           AND DILUTED                         $      (0.05)   $      (0.04)    $      (0.13)  $      (0.09)
                                               =============   =============    =============  =============

WEIGHTED AVERAGE
          SHARES OUTSTANDING                     29,949,214      16,219,018       25,512,704     14,356,393
                                               =============   =============    =============  =============


        The accompanying notes are an integral part of these consolidated financial statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Cumulative amount
                                                                                                        from
                                                                         Nine months ended         January 1, 1995
                                                             -------------------------------------     through
                                                                September 30,     September 30,      September 30,
                                                                    2006             2005                2006
                                                             ----------------- -----------------  -----------------
OPERATING ACTIVITIES:
Net loss                                                     $     (3,415,834)  $    (1,232,344)  $     (8,929,717)
Adjustments to reconcile net loss
to net cash used in operating activities:
      Amortization of deferred compensation                           663,157           207,315          1,438,709
      Stock based compensation                                         59,792                 -             59,792
      Amortization of licenses                                        373,680            21,577            530,545
      Depreciation expense                                            104,564                 -            129,265
      Equity in loss on joint venture                                  30,905                 -             42,905
      Gain on extinguishment of debt                                 (129,460)                -           (239,883)
      Gain on sale of investments                                           -                 -           (319,641)
      Write-off of investment                                               -                 -            135,723
      Loss on disposal of discontinued operations                           -                 -            237,808
      Non-cash expenses                                                     -                 -            174,500
Changes in assets and liabilities:
      Deposits on equipment and contracts                          (2,326,684)                -         (2,326,684)
      Other current and non current assets                           (220,849)                -           (112,847)
      Accounts payable and accrued expenses                          (303,634)           11,906            150,642
                                                                --------------     -------------     --------------

      NET CASH FLOWS USED IN OPERATING ACTIVITIES                  (5,164,363)         (991,546)        (9,028,883)
                                                                --------------     -------------     --------------

INVESTING ACTIVITIES:
      Proceeds from sale of Armenia mining interest                         -                 -          1,891,155
      Proceeds from sale of investment in common stock
       of Sterlite Gold                                                     -                 -            246,767
      Purchase of equipment                                          (389,825)                -           (389,825)
      Investment in joint ventures                                          -                 -           (260,000)
      Investment in mining licenses                                (1,000,000)       (1,499,593)        (3,892,936)
                                                                --------------     -------------     --------------

      NET CASH USED IN INVESTING ACTIVITIES                        (1,389,825)       (1,499,593)        (2,404,839)
                                                                --------------     -------------     --------------

FINANCING ACTIVITIES:
      Net proceeds from private placement offering                 12,235,031         3,000,000         17,680,104
      Repurchase of common stock                                            -                 -            (25,000)
      Due to related parties                                                -                 -            (22,218)
      Warrants exercised                                                    -                 -             55,750
                                                                --------------     -------------     --------------

      NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES              12,235,031         3,000,000         17,688,636
                                                                --------------     -------------     --------------

EFFECT OF EXCHANGE RATE ON CASH                                       302,323                 -            263,812
                                                                --------------     -------------     --------------

NET INCREASE IN CASH                                                5,983,166           508,861          6,518,726

CASH AND CASH EQUIVALENTS - beginning of period                       546,912         1,014,268             11,352
                                                                --------------     -------------     --------------

CASH AND CASH EQUIVALENTS - end of period                    $      6,530,078   $     1,523,129   $      6,530,078
                                                                --------------     -------------     --------------

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                            $              -   $             -   $          2,683
                                                                ==============     =============     ==============

Interest paid                                                $              -   $             -   $         15,422
                                                                ==============     =============     ==============

Noncash Transactions:

Stock issued for deferred compensation                       $      2,233,500   $       555,000   $      3,696,000
Stock forfeited for deferred compensation                    $        (45,000)  $             -   $       (176,708)
Stock issued in exchange for acquisition of mining licenses  $      1,150,000   $             -   $      1,150,000
Stock issued in exchange for accounts payable                $              -   $             -   $         25,000
Stock issued in exchange for services                        $         36,000   $             -   $         36,000


        The accompanying notes are an integral part of these consolidated financial statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                         (Unaudited) September 30, 2006


1. BASIS FOR PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements present the development stage activities of the Company and its wholly owned subsidiaries from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through September 30, 2006.

The accompanying financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the December 31, 2005 annual report on Form 10-KSB, as amended. The results of operations for the nine-month period ended September 30, 2006 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2006. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

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

Inventory - Inventory consists of the following:

                                             For the nine   For the nine
                                             months ended   months ended
                                             September 30,  September 30,
                                                   2006         2005
                                                   ----         ----

    In-process .............................  $     3,952   $         0
    Materials, supplies and other ..........       33,028         8,511
                                              -----------   -----------
    Total Inventory.........................  $    36,980   $     8,511
                                              ===========   ===========

Stock Based Compensation - On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. As the Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123. The adoption of SFAS 123 did not significantly impact the Company's financial position or results of operations. Under SFAS 123R, actual tax benefits recognized in excess of tax benefits previously established upon grant are reported as a financing cash inflow. Prior to adoption, such excess tax benefits were reported as an increase to operating cash flows.

During the transition period of the Company's adoption of SFAS 123R, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

              Expected Life (Years) .................      1-3
              Interest Rate .........................   5.0-5.7%
              Annual Rate of Dividends ..............       0%
              Volatility ............................   100-145%

For the nine months ended September 30, 2006, net income and earnings per share reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2006 was $167,947. The expense for stock-based compensation is a non-cash expense item.

Under the requirements of FAS 123R, the Company is not required to restate prior period earnings, however, the Company is required to supplement its financial statements with additional pro forma disclosures. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant, the Company's net income and basic and diluted earnings per share would have remained the same as the pro forma amounts for the periods as indicated below.

                                                    For the nine   For the nine
                                                    months ended   months ended
                                                    September 30,  September 30,
                                                       2006           2005
                                                       ----           ----

          Net loss as reported ...................  $(1,232,344)  $  (618,284)
          Deduct: Total stock-based compensation
           expense determined under fair
           value-based method for all
           awards, net of related tax effect .....        -              -
                                                    -----------   -----------
          Pro forma net loss .....................  $(1,232,344)  $  (618,284)
                                                    ===========   ===========
          Basic and diluted net loss per share
           as reported ...........................  $     (0.09)  $     (0.04)
                                                    ===========   ===========
          Basic and diluted pro forma net loss
           per share .............................  $     (0.09)  $     (0.04)
                                                    ===========   ===========
          Weighted average shares outstanding        14,356,393    16,219,018
                                                    ===========   ===========


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

Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At September 30, 2006, the Company had net deferred tax assets of $9,000,000. The Company has provided a valuation allowance, which increased during 2006 by $550,000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of September 30, 2006.

             Net operating loss carryforward ..............      $ 9,000,000
             Valuation allowance ..........................       (9,000,000)
                                                                   ---------
             Net deferred tax asset recorded ..............      $       -
                                                                   =========

The provision for income taxes for year ended September 30, 2006 and 2005 differs from the amount computed by applying the statutory federal income tax rate to income before income taxes as follows:

                                                           Through September 30,
                                                             2006        2005
                                                           ---------   --------

            Income tax benefit computed at statutory rate $1,440,000  $ 700,000
            Increase in valuation allowance .............  1,440,000    700,000
                                                           ---------   --------
            Provision for income taxes ..................  $       -   $      -
                                                           =========   ========

The Company had net operating loss carry forwards for tax purposes of approximately $9,000,000 at September 30, 2006 expiring at various dates from 2012 to 2026. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

2. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers and Directors:

On September 18, 2006, the Company entered an employment agreement with Michael
T. Mason, designating him as the Company's Chief Operating Officer. The employment agreement provides that Mr. Mason will receive an annual base salary of $150,000, and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. Mr. Mason resigned from the Board of Directors effective September 18, 2006. The employment agreement is for an initial term of two years and twelve days, terminating on September 30, 2008.

Pursuant to the employment agreement, Mr. Mason was also granted (i) 200,000 shares of restricted common stock to vest in four equal installments of 50,000 shares on March 18, 2007, September 18, 2007, March 18, 2008, and September 18, 2008 and (ii) options to purchase 200,000 shares of Common Stock at $1.25 per share (the arithmetic mean of the high and low prices of the Company's stock on September 18, 2006), to vest in two equal installments of 100,000 shares on September 18, 2006, September 18, 2007. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On September 30, 2006, the resignation of Mr. Simon Cleghorn as the Director of Mining and Exploration and his assumption of a more limited role as "Senior Geologist" in Armenia of the Company's subsidiary, Global Gold Mining, LLC was effective. In connection with this transition and pursuant to the applicable restricted stock awards from the Company, a total of 40,000 shares previously granted to Mr. Cleghorn did not vest and have reverted back to the Company.

Cash compensation expense for the nine months ended September 30, 2006 is $460,892.

The amount of unearned compensation amortized for the nine months ended September 30, 2006 is $663,157.


3. EQUITY TRANSACTIONS - COMMON STOCK ISSUED SUBJECT TO PUT

On August 2, 2006 the Company announced that Global Gold Mining, LLC ("GGM") exercised its option to acquire the remaining forty-nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, GGM loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable to GGM, in lawful money of the United States of America, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, shall have the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder.

On September 18, 2006, Mr. Mason was granted (i) 200,000 shares of restricted common stock to vest in four equal installments of 50,000 shares each on March 18, 2007, September 18, 2007, March 18, 2008, and September 18, 2008 and (ii)
options to purchase 200,000 shares of Common Stock at $1.25 per share (the arithmetic mean of the high and low prices of the Company's stock on September 18, 2006), to vest in two equal installments of 100,000 shares each on September 18, 2006, September 18, 2007. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On September 30, 2006, the resignation of Mr. Simon Cleghorn as the Director of Mining and Exploration and his assumption of a more limited role as "Senior Geologist" in Armenia of the Company's subsidiary, Global Gold Mining, LLC was effective. In connection with this transition and pursuant to the applicable restricted stock awards from the Company, a total of 40,000 shares previously granted to Mr. Cleghorn did not vest and have reverted back to the Company.


4.  AGREEMENTS

On August 2, 2006 the Company announced that GGM exercised its option to acquire the remaining forty-nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets. According to the August 1, 2005 share purchase agreement, GGM (which is a wholly owned subsidiary of Global Gold Armenia, LLC which in turn is a wholly owned subsidiary of the Company) acquired a fifty one percent (51%) interest for one million five hundred thousand dollars ($1,500,000) and was to pay another two million dollars ($2,000,000) by August 1, 2007 for the remaining forty nine percent (49%). As of July 19, 2006, GGM entered into an amendment of the August 1, 2005 share purchase agreement which allows for the acquisition of the remaining forty nine percent (49%) in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's stock, if GGM elects on or before August 19, 2006. The July 19, 2006 amendment also contains a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if Global Gold Corporation stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, GGM loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable to GGM, in lawful money of the United States of America, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, shall have the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder.


As of August 18, 2006, GGM and Caucasus Resources Pty Ltd ("CR") (which is subsidiary of and Iberian Resources Limited ("Iberian")) have terminated the Marjan Mining Company Joint Venture Agreement entered into as of October 28, 2005. As a result of the termination agreement, the two companies will have no further obligations toward one another with respect to the Marjan mining property. The Marjan mining property is located in Southwestern Armenia, along the Nakichevan border. GGM will continue to develop the Marjan property, and Iberian is focusing its activities in Armenia into bringing the Litchkvadz project (which is a separate 80-20 joint venture with GGM) into production.

5. NEW ACCOUNTING PRONOUNCEMENTS

In September 2005, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-QSB. The provision of Section 27A of the Securities Act of 1933 and Section 21 of the Securities and Exchange Act of 1934 shall apply to any forward looking information in this Form 10-QSB.

RESULTS OF OPERATIONS

NINE-MONTHS ENDED SEPTEMBER 30, 2006 AND NINE-MONTHS ENDED SEPTEMBER 30, 2005

During the nine-month period ended September 30, 2006, the Company's administrative and other expenses were $1,563,182 which represented an increase of $829,066 from $734,116 in the same period last year. The expense increase was primarily attributable to higher compensation expense of $526,332 and legal expenses of $225,228.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, the Company's total assets were $13,259,826, of which $6,530,078 consisted of cash or cash equivalents.

The Company's plan of operation for at least the twelve months ending September 30, 2007:

(a) To mine and produce gold at the Tukhmanuk property;

(b) To review and acquire additional mineral bearing properties in the Former Soviet Union and in Chile; and

(c) To further develop the Tukhmanuk, Getik, Marjan, Hankavan, and surrounding properties in the North Central Belt of Armenia as well as joint venture interests held with Iberian Resources in the Litchkvadz/Sipan 1 mining properties in Southern Armenia and to engage in further exploration in Armenia to generate cash flow and establish gold, uranium, copper, and molybdenum reserves to Western standards.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia. On October 2, 2006, Vendanta Resourcs Plc announced that its tender to take control of Sterlite Gold Ltd. was successful which makes it a successor to the twenty percent obligation of Sterlite Gold Ltd.

The Company anticipated increased production at Tukhmanuk in September 2006. Operational factors delayed the increase in production until the end of October 2006. Currently, the Company's mining is operating at a rate of approximately 750 mt per day on a 24 hours operating basis while milling is operating at a rate of approximately 400 mt per day on a 24 hours operating basis. The present mine plan is expected to produce 20,250 mt of broken ore per month on a 27 days per month schedule that will generate approximately 1,016 troy ounces of gold in the form of final concentrates having an estimated contained value of $550,000 per month with an approximate operating cost of $200,000 per month. The Company further anticipates that it will exceed the previously revised 11,000 meter target for exploration and development drilling at Tukhmanuk though as the region moves into the winter season, final figures will be largely weather dependent.

The Company's Armenian subsidiary, SHA, LLC, (renamed "Global Gold Hankavan, LLC" as of July 21, 2006) which is the license holder for the Hankavan and Marjan properties has continued to be the subject of corrupt and improper demands and threats from the Minister of the Ministry of Environment and Natural Resources. The Company has reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister has taken the position that the licenses at Hankavan and Marjan have been terminated, governmental officials have assured the Company to the contrary and public records confirm the continuing validity of the licenses. The Company has received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary. In addition, on November 7, 2006, the Company initiated the thirty day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC share purchase agreement) with the three named shareholders and one previously undisclosed principal. The Ministry of Environment has also sent a notice to terminate GGM's license at Getik. GGM continues to work at this property and will oppose any attempt to terminate this license. In addition, GGM has put the sellers of the license on notice that termination by the Ministry would be a breach under the January 2006 acquisition agreement.

The Company is aware that another company has been using a similar name in the CIS and counsel has received assurances the other company will cease using the similar name and that company is now in the process of changing its name.

The Company also anticipates spending additional funds in the Former Soviet Union and in Chile for further exploration and development of its other properties as well as acquisition of properties. The Company anticipates that it will issue additional equity or debt. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 3,000,000 million shares of Common Stock of the Company at an exercise price of $0.75 per share, which expire on December 1, 2006. If these Warrants were exercised in full, the Company would receive $2,250,000 in gross proceeds. In addition, the Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 2,000,000 million shares of Common Stock of the Company at an exercise price of $1.50 per share, which expire on July 31, 2007. If these Warrants were exercised in full, the Company would receive $3,000,000 in gross proceeds. The Company further anticipates that it might obtain additional financing from the holders of its Warrants issued on April 4, 2006: (i)to purchase 3,466,665 shares of Common Stock of the Company at an exercise price of $2.00 per share, which expire or before the sooner of (a) April 1, 2008 or (b) sixty (60)days following a determination by the Company that the weighted average trading price of the common shares over a thirty (30) consecutive trading day period commencing after August 1, 2006 is $3.00 USD or greater, which if exercised in full would result in the Company receiving $6,933,330 in gross proceeds; and (ii)to purchase 1,000,000 shares of Common Stock of the Company at an exercise price of $1.25 per share, which expire on October 3, 2007, which if exercised in full would result in the Company receiving $1,250,000 in gross proceeds. There can be no assurance that any of the foregoing warrants will be exercised or the timing of any exercise.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 2, 2006 the Company announced that Global Gold Mining, LLC ("GGM") exercised its option to acquire the remaining forty nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) shares of the Company's restricted common stock. This sale of securities was exempt from registration pursuant to Regulation S promulgated under the Securities Act of 1933, based upon representations of the sellers.

On September 18, 2006, Mr. Mason was granted (i) 200,000 shares of restricted common stock to vest in four equal installments of 50,000 shares on March 18, 2007, September 18, 2007, March 18, 2008, and September 18, 2008 and (ii) options to purchase 200,000 shares of Common Stock at $1.25 per share (the arithmetic mean of the high and low prices of the Company's stock on September 18, 2006), to vest in two equal installments of 100,000 shares on September 18, 2006, September 18, 2007. The restricted common stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan. These issuances of securities were exempt under Rule 701 promulgated in the Securities Act of 1933.

On September 30, 2006, the resignation of Mr. Simon Cleghorn as the Director of Mining and Exploration and his assumption of a more limited role as "Senior Geologist" in Armenia of the Company's subsidiary, Global Gold Mining, LLC was effective. In connection with this transition and pursuant to the applicable restricted stock awards from the Company, a total of 40,000 shares of common stock previously granted to Mr. Cleghorn did not vest and have reverted back to the Company.

Item 3. Defaults Upon Senior Securities.

None


Item 4. Submission of Matters to a Vote of Security Holders.

None


Item 5. Other Information.

None

Item 6. Exhibits.


The following documents are filed as part of this report:

Unaudited Condensed Financial Statements of the Company, including Balance Sheet as of September 30, 2006; Statements of Operations for the three-months and nine months ended September 30, 2006 and September 30, 2005, and for the development stage period from January 1, 1995 through September 30, 2006, and Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005, and for the development stage period from January 1, 1995 through September 30, 2006 and the Exhibits which are listed on the Exhibit Index

EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2    Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 10.1 June 15, 2006 Amendment to Employment Agreement of Drury Gallagher as reported on June 21, 2006 of Form 8K but not attached to Form 10QSB for period ended June 30, 2006.

Exhibit 10.2 June 15, 2006 Amendment to Employment Agreement of Van Krikorian as reported on June 21, 2006 of Form 8K but not attached to Form 10QSB for period ended June 30, 2006.

Exhibit 10.3 June 15, 2006 Amendment to Employment Agreement of Ashot Boghossian as reported on June 21, 2006 of Form 8K but not attached to Form 10QSB for period ended June 30, 2006.

Exhibit 10.4 May 1, 2006 Amendment to Employment Agreement of Jan Dulman as reported on June 21, 2006 of Form 8K but not attached to Form 10QSB for period ended June 30, 2006.

Exhibit 10.5 September 18, 2006 Employment Agreement of Michael Mason as reported on September 18, 2006 on Form 8K.

(b) Reports on Form 8-K filed during the quarter ended September 30, 2006

Current Reports on Form 8-K, filed with the Securities and Exchange Commission on July 20, 2006, under Item 4.02 of Form 8K, on August 2, 2006 under Items 1.01 and 2.01 of Form 8K, on August 15, 2006 under Item 4.02 of Form 8K/A, on August 16, 2006 under Items 1.01 and 2.01 of Form 8K, on September 18, 2006 on Form 8K and on October 3, 2006 under Item 3.02 of Form 8K. Also, on August 10, 2006, on Form 10KSB/A and on September 8, 2006 on Form 10KSB/A.
SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GLOBAL GOLD CORPORATION



                                              By:  /s/ Drury J. Gallagher
November 10, 2006                             -----------------------------
                                              Drury J. Gallagher, Chairman,
                                              Chief Executive Officer and
                                              Treasurer