Form 10KSB
period 2006-12-31
GLOBAL GOLD CORP
filed 2007-04-02
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934 (NO FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act. [    ]

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: _X__ No: ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ____ No __X__

The issuer's revenues for its most recent fiscal year ending December 31, 2006 were $5,985.

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 29, 2007, was $24,584,988.

As of March 29, 2007 there were 33,451,885 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Formats (Check One): Yes_____    No__X___

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 15, 2007 are incorporated by reference into Part III (Items 10 through 14) of this Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes statements of our expectations, intentions plans and beliefs that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of business strategies of Global Gold Corporation ("the Company" or "Global Gold") and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "expects," "predicts," "could," "projects," "potential" and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting the Company and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond the Company's control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by the forward-looking statements:

  o     the Company's history of losses and expectation of further losses;

  o     the effect of poor operating results on the Company;

  o     the effect of growth on the Company's infrastructure and resources;

  o the Company's ability to expand its operations in both new and existing locations and the Company's ability to develop and mine its current and new sites;

  o     the Company's ability to raise capital;

  o     the Company's ability to fully utilize and retain new executives;

  o     the impact of litigation, including international arbitrations;

  o     the impact of federal, state, local or foreign government regulations;

  o     the effect of competition in the mining industry; and

  o     economic and political conditions generally.

The Company assumes no obligation to publicly update or revise these forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in, or implied by, these forward-looking statements, even if new information becomes available in the future.

ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold is currently in the development stage. It is engaged in exploration for, and development and mining of, gold, uranium, and other minerals in Armenia, Canada and Chile. The Company's headquarters are located in Greenwich, CT and its subsidiaries maintain offices and staff in Yerevan, Armenia and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage of mineral exploration and mining on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company's stock is publicly traded. The Company employs 81 people globally on a year round basis and an additional 120 people on a seasonal basis.

The Company's current production, exploration, and development focus in Armenia primarily revolves around the North Central Armenian Belt, where it is integrating the Hankavan mine deposit, Tukhmanuk mine, and other adjacent exploration sites. The Company has been conducting a drill program there to confirm the historical data and develop mining plans. The Company also engages in exploration outside the North Central Belt at the Getik and Marjan properties, and holds royalty and participation rights in other locations in the country through other affiliated and subsidiary companies.

In Canada, the Company is currently engaged in uranium exploration activities. In Chile, the Company is currently engaged in copper and gold exploration activities.

The subsidiaries through which the Company operates are as follows:

On January 24, 2003, the Company formed Global Oro LLC and Global Plata LLC, as wholly owned subsidiaries, in the State of Delaware. These companies were formed to be equal joint owners of a Chilean limited liability company, Minera Global Chile Limitada ("Minera Global"), formed as of May 6, 2003, for the purpose of conducting operations in Chile.

On August 18, 2003, the Company formed Global Gold Armenia LLC ("GGA Cayman"), as a wholly owned subsidiary, which in turn formed Global Gold Mining LLC ("Global Gold Mining"), as a wholly owned subsidiary, both in the State of Delaware. Global Gold Mining was qualified to do business as a branch operation in Armenia and owns assets and shares of operating companies in Armenia.

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia. On January 25, 2005, GGH submitted applications to the Armenian government for exploration licenses for five additional mineral bearing properties in North Central Armenia, all proximate to Hankavan.

On August 1, 2005, Global Gold Mining acquired the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites.

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada. Global Gold Uranium was qualified to do business in the Canadian Province of Newfoundland and Labrador.

The Company is a reporting company and is therefore subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly files its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

The Company makes its Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Definitive Proxy Statements, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act accessible free of charge through the Company's Internet site after the Company has electronically filed such material with, or furnished it to, the SEC. In 2006, the Company filed Amended Forms 10-KSB/A. The address of that website is http:// www.globalgoldcorp.com. However, such reports may not be accessible through the Company's website as promptly as they are accessible on the SEC's website.

(2) INITIAL ARMENIAN MINING PROJECT

In 1996, the Company acquired rights under a Joint Venture Agreement with the Ministry of Industry of Armenia and Armgold, S.E., the Armenian state enterprise, formed to provide capital and multistage financing of the Armenian gold industry, which rights were finalized under the Second Armenian Gold Recovery Company Joint Venture Agreement, dated as of September 30, 1997.

As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's then wholly-owned Cayman Islands subsidiary ("GGA Cayman"), reached an initial agreement with First Dynasty Mines, Ltd., whose name changed to Sterlite Gold Ltd. on July 5, 2002 ("Sterlite"), a Canadian public company and whose shares are traded on the Toronto Stock Exchange with respect to the initial Armenian project. The Company, GGA Cayman and Sterlite entered into a definitive agreement dated May 13, 1997. Under such agreement, Sterlite acquired all of the stock of GGA Cayman, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailing project and the preparation of engineering and business plan materials for the Armenian Joint Venture and delivering 4,000,000 shares of First Dynasty (later Sterlite) Common Stock to the Company (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998. Pursuant to the FDM Agreement, the Company retains the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite, or any of its affiliates or successors in interest, in any exploration project undertaken by them in Armenia. As of December 31, 2004, the Company did not own any shares of Sterlite common stock. In 2006, Vedanta Resources plc ("Vedanta") acquired control of Sterlite through Twin Star International Limited ("TSI"), an indirect wholly-owned subsidiary of Vedanta.

For a further description of the background concerning the FDM Agreement, an interested person can review the annual reports previously filed by the Company with the SEC.

3) PRIOR GEORGIAN MINING PROJECT

As of December 31, 1997, the Company terminated its pursuit of the then contemplated mining project in the country of Georgia. In 2006, the Company reviewed mining and exploration projects in Georgia for potential acquisition and development, but did not consummate any transactions.

For a further description of the background concerning the Georgian mining project, an interested person can review the annual reports previously filed by the Company with the SEC.

(4) ARMENIA PROPERTIES

The Company operates an office in Yerevan, Armenia where it manages its exploration and mining activities as well as reviewing potential acquisitions. A map showing the location of the properties in Armenia is located on the Company's website.

Hankavan

Hankavan is located in central Armenia in the Kotayk province between Vanadzor and Meghradzor north of the Marmarik River.

GGH acquired Hankavan licenses in December of 2003 through the acquisition of the Armenian company SHA, LLC (since renamed Global Gold Hankavan, LLC ("GGH")), and has been conducting a drilling program along with other exploration activities to confirm the historical feasibility work done on the copper, molybdenum and gold mineralization in the Soviet era. GGH also expanded its exploration activities to six other, smaller license areas in and around Hankavan. In addition, GGH is conducting exploration and planning to determine the feasibility of a quick start mining operation for copper oxide in this area.

See "Foreign Risks" under Risk Factors, below, for a description of licensing issues.



Marjan

The Marjan mining property is located in Southwestern Armenia, along the Nakichevan border in the Syunik province.

In 2006, GGH engaged in mapping, sampling and other exploration work at Marjan. This property was previously explored during the Soviet era. Global Gold Mining acquired SHA LLC, the Armenian company which held the license to the property in December 2003.

As of October 28, 2005, Global Gold Mining entered into a Joint Venture Agreement with Caucasus Resources Pty Ltd. ("CR") (which is a subsidiary of Iberian Resources Limited ("Iberian")) to form the "Marjan Mining Company, LLC ("Marjan Mining") to explore and develop the Marjan property.

As of August 18, 2006, Global Gold Mining and CR have terminated the Marjan Mining Company Joint Venture Agreement entered into as of October 28, 2005, with Iberian devoting more of its resources to mining properties in Southern Armenia. As a result of such termination, the two companies will have no further obligations toward one another with respect to the Marjan mining property, and GGH has continued to operate such property as the sole license holder.

See "Foreign Risks" under Risk Factors, below, for a description of licensing issues.

Tukhmanuk

The Tukhmanuk property is adjacent to the Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. The property includes seven surrounding exploration sites as well as other assets. In addition to the central property, the acquisition included a 200,000 tonne per year capacity plant.

In 2006, Global Gold Mining drilled over 10,000 meters of exploration for gold and polymetallic mineralization at Tukhmanuk, mined approximately 30,000 tonnes of ore, and engaged in small scale, experimental processing of concentrate at the pilot plant.

On August 1, 2005, Global Gold Mining entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which is the licensee for the Tukhmanuk mining property. On August 2, 2006, Global Gold Mining exercised its option to acquire the remaining forty nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets. According to the August 1, 2005 share purchase agreement, Global Gold Mining acquired a fifty one percent (51%) interest for one million five hundred thousand dollars ($1,500,000) and was to pay another two million dollars ($2,000,000) by August 1, 2007 for the remaining forty nine percent (49%). On July 19, 2006, Global Gold Mining entered into an amendment of the August 1, 2005 share purchase agreement pursuant to which Global Gold Mining acquired the remaining forty nine percent (49%) in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock. The July 19, 2006 amendment also contained a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, Global Gold Mining separately loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan, a seller of Mego-Gold LLC which may be offset against the potential $1,000,000 liability.

See "Foreign Risks" under Risk Factors, below, for a description of licensing issues.

Getik

The Getik property is located in the northeast Geghargunik province of Armenia.

On January 31, 2006, Global Gold Mining closed the transaction agreed to in the context of the share purchase agreement, dated as of January 23, 2006, with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to Global Gold Mining in exchange for 100,000 shares of the Company's common stock. All assets (including the "Athelea" name) not related to the approximately 27 square kilometer Getik gold/uranium exploration license area were transferred back to the Sellers. AI was renamed the "Getik Mining Company, LLC." A three-year exploration program at the Getik property has been approved and is being implemented. Mr. Frank Pastorino is an officer of the Company and Mr. Simon Cleghorn was an officer of the Company until September 30, 2006.

See "Foreign Risks" under Risk Factors, below, for a description of licensing issues.

Lichkvadz-Tei and Terterasar

Lichtvadz-Tei and Terterasar are located in the southern Armenia province of Syunik.

On August 15, 2005, Global Gold Mining entered into a joint venture agreement with Iberian subsidiary CR to form the Aigedzor Mining Company, LLC ("AMC") on an 80% CR, 20% Global Gold Mining basis in anticipation of jointly acquiring and developing (a) for the Lichkvadz-Tei and Terterasar mining properties as well as the associated plant and assets in southern Armenia through the Armenian limited liability company Sipan 1, LLC which is the licensee ("Sipan 1"); and (b) mineral exploration and related properties within a 20 kilometer radius of the southern Armenian town of Aigedzor.

Pursuant to the option initially held by Global Gold, on October 27, 2005, AMC entered into a share purchase agreement (the " Sipan 1 SPA") with Mr. Albert Sakhkalian, and acquired 100% of the shares of Sipan 1. Sipan 1 is the licensee for the Lichkvadz-Tei and Terterasar mining properties as well as the owner of the associated plant and assets in southern Armenia.

On December 19, 2006, Global Gold Mining entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" with CR. The agreement restructures the parties' Aigedzor Mining Company Joint Venture to transfer Global Gold Mining 's 20% interest to CR in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; and five million shares of Iberian's common stock, which are restricted for one year. If the average closing market price for Iberian shares Common Stock for any consecutive period of thirty trading days during the one year restriction period shall drop below AUS$0.50, Global Gold Mining shall, subject to the receipt by Iberian of any necessary approvals under the Listing Rules of Australian Stock Exchange Limited, promptly receive from Iberian an additional 2.5 million shares of Iberian's common stock. Global Gold Mining retains the right to participate up to 20% in any new projects undertaken by Iberian or its affiliates in Armenia until August 15, 2015

See "Foreign Risks" under Risk Factors, below, for a description of licensing issues.

(5) CHILE PROPERTIES

The Company operates an office in Santiago, Chile which is engaged in exploration activities and acquisition review. A map showing the location of the property in Chile is located on the Company's website.

Santa Candelaria

Santa Candelaria is located in Comuna de Diego de Almagro, Region III of Chile.

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

After certain exploration activities, including limited drilling in 2005, the Company determined that it should discontinue its exploration operations at Santa Candelaria, and wrote down its investment. Further, on January 13, 2006, Minera Global entered into a purchase, option, and royalty agreement with Mr. Adrian Soto Torino, a citizen of Chile ("AST") to transfer the mining concessions Candelaria 1, 2, and 3 to AST to mine the gold property and pay Minera Global a net smelter royalty of 10% until such time as Minera Global has been paid $75,000 and thereafter a net smelter royalty of 2% for the life of the mine. All liabilities and fees associated with the property are the responsibility of AST, and Minera Global retains the option to reacquire the mining concession upon 60 days notice and payment of 1,000,000 Chilean pesos (approximately $1,883 USD).

(6) CANADA PROPERTIES

A map showing the location of the properties in Canada is located on the Company's website.

Grand Lake and Shallow Lake

The Grand Lake and Shallow Lake properties are located in the Canadian province of Newfoundland and Labrador.

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock a the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock. In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties.

(7) ENVIRONMENT AND ETHICAL MATTERS

 The Company's policy on environmental matters is stated in its Code of Business Conduct and Ethics (see the Company's website), and requires compliance with all relevant laws and regulations. Specifically, the Company intends to conduct its business in a manner that is compatible with the balanced environmental and economic needs of the communities in which it operates. The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment, emphasize every employee's responsibility in environmental performance, and foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. The Company has budgeted and made payments to for environmental compliance.

(8) RISK FACTORS

The following risk factors should be considered in connection with an evaluation of the business of the Company:

DEVELOPMENT STAGE COMPANY

Since the Company did not engage in the active conduct of a trade or business aside from development and exploration activities, it has not generated any revenues to date, with the exception of revenue from the transaction with Iberian Resources at the end of 2006 and minimal sales of concentrate from Tukhmanuk. The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.

COMPETITION

There is intense competition in the mining industry. The Company is competing with larger mining companies, many of which have substantially greater financial strengths, capital, marketing and personnel resources than those possessed by the Company.

NEED FOR KEY PERSONNEL

The Company presently has officers and operation managers intimately familiar with the operation of mining projects or the development of such projects and with experience in former Soviet countries. While the Company does not believe the loss of any director or officer of the Company will materially and adversely affect its long-term business prospects, the loss of any of the Company's senior personnel might potentially adversely affect the Company until a suitable replacement could be found. The Company continues to employ independent consultants and engineers, and employs through subsidiaries personnel with mining, geology, and related backgrounds in Armenia, in Canada, and in Chile.

TRADING MARKET

The Company's Common Stock is currently traded on the OTC Bulletin Board. The Company's Common Stock was declared eligible for trading on the OTC Bulletin Board, effective March 30, 2004.

LACK OF INSURANCE PROTECTION

The Company may not be able to obtain adequate insurance protection for its foreign investments.

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

The occurrence of any of these can delay or interrupt exploration and production, increase exploration and production costs and result in liability to the owner or operator of the mine. The Company may become subject to liability for pollution or other hazards against which it has not insured or cannot insure, including those in respect of past mining activities for which it was not responsible.

MINING CONCESSIONS, PERMITS AND LICENSES

The Company's mining and processing activities are dependant upon the grant of appropriate licenses, concessions, leases, permits and regulatory consents which may be withdrawn or made subject to limitations. Although the Company believes that the licenses, concessions, leases, permits and consents it holds will be renewed, if required, when they expire, according to the current laws applicable in the respective countries, subject to the licensing issues disclosed below in "Foreign Risks," there can be no assurance that they will be renewed or as to the terms of any such renewal. Mineral rights within the countries in which the Company is currently operating are state-owned. Also see discussion under Foreign Risks, below.

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

FOREIGN RISKS

The value of the Company's assets may be adversely affected by political, exchange rate, economic and other factors in Chile and Armenia. Armenia is a former Soviet country in transition, and presents concomitant risks. In particular, the Company has experienced delays in the bureaucratic process and has experienced dealings with corrupt officials at the Ministry of Environment and Natural Resources in Armenia. The Company practices a zero tolerance program on corruption.

GGH, which is the license holder for the Hankavan and Marjan properties, has continued to be the subject of corrupt and improper demands and threats from the Minister of the Ministry of Environment and Natural Resources, Vartan Ayvazyan. The Company has reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister has taken the position that the licenses at Hankavan and Marjan have been terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirm the continuing validity of the licenses. The Company has received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. Damages will be determined during the arbitration proceedings. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. The Ministry of Environment has also sent a notice to terminate Global Gold Mining's license at Getik. Global Gold Mining continues to work at this property and will oppose any attempt to terminate this license.

The Company is aware that another company has used a similar name during 2006 in the CIS and counsel has received assurances from the other company's legal counsel that they will cease using the similar name and that company is now in the process of changing its name.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 2,428,453, and 2,150,000 shares, respectively, or a total of 4,578,453 shares, out of the 33,255,301 shares of the Company's Common Stock issued and outstanding as of December 31, 2006. The two Company officers, director Nicholas
J. Aynilian who owns 235,000 and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Firebird Management, LLC owns a total of 8,973,167 shares, Farallon Capital owns a total of 5,280,000, and Persistancy Capital owns a total of 2,000,000, out of the 33,255,301 shares, of the Company's Common Stock issued and outstanding as of December 31, 2006.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease at a starting March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease has two years remaining, through September 30, 2008, at a current annual rental cost of $19,500. Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.

For a description of the mining properties in which the Company has an interest, see "Description of Business."

ITEM 3. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, has continued to be the subject of corrupt and improper demands and threats from the Minister of the Ministry of Environment and Natural Resources, Vartan Ayvazyan. The Company has reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister has taken the position that the licenses at Hankavan and Marjan have been terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirm the continuing validity of the licenses. The Company has received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. Damages will be determined during the arbitration proceedings. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. The Ministry of Environment has also sent a notice to terminate Global Gold Mining's license at Getik. Global Gold Mining continues to work at this property and will oppose any attempt to terminate this license.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 15, 2006, the Company held its annual stockholders' meeting. As of close of business, there were 28,670,301 shares of common stock of the Company outstanding that were entitled to vote. The holders of common stock entitled to 23,034,267 votes were present in person or by proxy. The shareholders voted for the election of Messrs. Krikorian, Gallagher, Hague, Aynelian, and Agnerian as directors, approval of the selection of the current auditor, and the approval of the Global Gold Corporation 2006 Stock Incentive Plan.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

(a) Shares of the Company's Common Stock were authorized for trading on the OTC Bulletin Board on March 30, 2004, and have been traded there since under the symbol "GBGD." The high and low per share closing prices and dividends that were paid therefore for 2005 and 2006 were as follows:

                              2005                                   2006
                              ----                                   ----
 Quarter                High*  Low*   Dividend              High  Low   Dividend
 -------                ----   ---   --------               ----  ---   --------
 1st                    0.50   0.20  $  0                   1.45  1.01  $  0
 2nd                    0.75   0.35     0                   2.76  1.12     0
 3rd                    1.35   0.55     0                   2.00  1.13     0
 4th                    1.50   0.60     0                   1.30  0.80     0


* The shares of the Company's common stock were not publicly traded from 1995 until March 31, 2004.

As of March 29, 2007, the Company had 33,451,885 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of March 29, 2007, there were approximately 1,270 holders of record of shares of the Company's Common Stock.

(c) The Company did not pay or declare any cash dividends on its shares of Common Stock during its last two fiscal years ended December 31, 2005 and December 31, 2006.

(d) The following table provides information about shares of our common stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2006.

                                                                                            Number of securities
                                                                                            Remaining available for
                                     Number of Securities to   Weighed average exercise      issuance under equity
                                      be issued upon exercise    price of outstanding         compensation plans
                                     of outstanding options,    options, warrants and       (excluding securities
                                        warrants and rights             rights               reflected in column (a))
          Plan Category                       (a) (#)                   (b)($)                          (c) (#)
          -------------               -----------------------  -------------------------  ----------------------------
     Equity compensation plans
     approved by security holders(1)          150,000                    $0.11                               0

     Equity compensation plans
     approved by security holders(2)          512,500                    $1.51                       2,487,500

     Equity compensation plans not
     approved by security holders                   0                       0                                0
                                              -------                                                ----------

     Total:                                   662,500                                                2,487,500

(1) The Company's 1995 Stock Option Plan - The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.11 per share, to each of the then Chairman, Drury Gallagher, and President of the Company, Robert Garrison. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. These options expire five years from the date of issuance. As of December 31, 2006, there were 200,000 stock awards available under the Plan for future issuance. On June 30, 2004, the former President and CFO, Mr. Robert Garrison resigned his office and thereby forfeited his options. Mr. Gallagher's options expire on June 30, 2007.

(2) The Company's 2006 Stock Incentive Plan - On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten
- year term and will expire on June 15, 2016. On June 15, 2006,the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman. On September 18, 2006, the Company granted options to buy 200,000 shares of common stock, at an exercise price of $1.25 per share, to the then Chief Operating Officer, Michael T. Mason.

Sales of Securities: (a) On January 31, 2006, the Company issued 100,000 shares of the Company common stock, at the fair market value of $1.15 per share, for the purchase of the Getik mining license to Messrs. Simon Cleghorn (30,000 shares), Sergio DiGiovani (30,000 shares), Armen Ghazarian (10,000 shares), and Frank Pastorino (30,000 shares). The Company issued such securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"); (b) On January 11, 2006 the Company resolved to compensate each Director of the Company with 50,000 shares of the Company's common stock for their services. An aggregate of 250,000 shares at the fair market value of $1.50 per share were issued to the directors on February 10, 2006. The Company issued such securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"); (c) On February 10, 2006, as compensation for the prior year, the Company issues 24,000 shares to Dr. Urquhart at the fair market value of $1.50. The Company issued such securities in reliance upon Section 4(2) of the Act; (d) On April 4, 2006 Global Gold Corporation sold $13,000,000 in common shares in a private placement, pursuant to exemptions from registration requirements of the Securities Act under Regulation D and Regulation S based upon representations and covenants provided by the respective purchasers. The transaction involved the issuance of ten million four hundred thousand shares of common stock at $1.25 per share. Each three shares purchased shall also entitle the purchaser to a warrant for the purchase of an additional one share at the price per share of $2.00 exercisable on or before the sooner of (a) April 1, 2008 or (b) sixty (60) days following a determination by the Company that the weighted average trading price of the common shares over a thirty (30) consecutive trading day period commencing after August 1, 2006 is $3.00 USD or greater. Aton Securities, Inc. of New York City acted as the Managing Private Placement Agent, and as part of its compensation has also been granted warrants to purchase one million (1,000,000) restricted common shares exercisable at the price of $1.25 per share within eighteen months of April 4, 2006. The Company issued such securities in reliance upon Section 4(2) of the Act; (e) On June 29, 2006 the Company issued 50,000 shares at the fair market value of $1.70 per share to Hrayr Agnerian for his services as a newly elected Director of the Company. The Company issued such securities in reliance upon Section 4(2) of the Act. (f) On June 29, 2006 the Company issued 600,000 shares at the fair market value of $1.70 per share to Van Krikorian according to the terms of his amended employment agreement approved on June 15, 2006. The amended contract has the shares vesting at a rate of 200,000 shares per year over three years. The Company issued such securities in reliance upon Section 4(2) of the Act; (g) On June 29, 2006 the Company issued 225,000 shares at the fair market value of $1.70 per share to Ashot Boghossian according to the terms of his amended employment agreement approved on June 15, 2006. The amended contract has the shares vesting at a rate of 18,750 shares every three months over three years. The Company issued such securities in reliance upon
Section 4(2) of the Act; (h) On June 29, 2006 the Company issued 50,000 shares at the fair market value of $1.70 per share to Drury Gallagher according to the terms of his amended employment agreement approved on June 15, 2006. The amended contract has the shares vesting at a rate of 12,500 shares every six months over two years. The Company issued such securities in reliance upon Section 4(2) of the Act; (i) On August 14, 2006 the Company issued five hundred thousand (500,000) restricted shares of the Company's common stock to Karapet Khachatryan (255,000 shares) and Arthur Gevorgyan (245,000 shares) at a fair market value of $2.00 in connection with Global Gold Mining's exercise of the option on the Tukhmanuk property. The Company issued such securities in reliance upon Section 4(2) of the Act; (j) On September 18, 2006 the Company entered an employment agreement with Michael T. Mason, designating him as the Company's Chief Operating Officer. The employment agreement is for an initial term of two years and twelve days, terminating on September 30, 2008. Pursuant to employment agreement, Mr. Mason was also granted 200,000 shares of restricted stock to vest in four equal installments of 50,000 shares each on March 18, 2007, September 18, 2007, March 18, 2008, and September 18, 2008. The Company issued such securities in reliance upon Section 4(2) of the Act; (k) On September 30, 2006, the resignation of Mr. Simon Cleghorn as the Director of Mining and Exploration and his assumption of a more limited role as "Senior Geologist" in Armenia of the Company's subsidiary, Global Gold Mining, LLC was effective. In connection with this transition and pursuant to the applicable restricted stock awards from the Company, a total of 40,000 shares previously granted to Mr. Cleghorn did not vest and have reverted back to the Company. The Company issued such securities in reliance upon Section 4(2) of the Act; (l) On December 1, 2006 the Company sold $2,250,000 in shares of Common Stock, pursuant to exemptions from registration requirements of the Securities Act. The transaction involved the exercise of warrants originally issued on November 4, 2004. The transaction involved the issuance of 3,000,000 shares of common stock at $0.75 per share in accordance with the warrants. The purchasers and corresponding shares issued are: Firebird Global Master Fund, Ltd, 1,500,000 shares; Firebird Avrora Fund, Ltd. 750,000 shares; and Firebird Republics Fund, Ltd. 750,000 shares. The Company issued such securities in reliance upon Section 4(2) of the Act;

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

RESULTS OF OPERATIONS

TWELVE-MONTHS ENDED DECEMBER 31, 2006 AND TWELVE-MONTHS ENDED DECEMBER 31, 2005

During the twelve-month period ended December 31, 2006, the Company's administrative and other expenses were $4,303,480 which represented an increase of $2,849,198 from $1,454,282 in the same period last year. The expense increase was primarily attributable to foreign subsidiary activity and to higher compensation expense of $1,460,515, legal fees of $271,883, rent expense of $238,975 and higher travel expenses of $17,653 due to increased activity resulting from project development in Armenia and Chile. During the twelve-month period ended December 31, 2006, the Company's mine exploration costs were $3,350,152 which represented an increase of $3,229,304 from $120,848 in the same period last year. The expense increase was primarily attributable to the increased mining activity at the Tukhmanuk property of $2,475,342, the Hankavan property of $505,199, and the Getik property of $238,808. During the twelve-month period ended December 31, 2006, the Company's amortization and depreciation expenses were $611,642 which represented an increase of $434,403 from $177,239 in the same period last year. The expense increase was primarily attributable to the increased depreciation expense of $201,598, and the amortization of licenses of $232,805. During the twelve-month period ended December 31, 2006, the Company's interest expenses were $220,058 which represented an increase of $166,116 from $53,942 in the same period last year. The expense increase was entirely attributable to the increased amortization expense of the discount on note payable which was paid off in 2006. The Company had revenue from the sale of concentrate of $5,985 in 2006, and no revenues in 2005. The difference is due to the Company not having any concentrate produced to sell in 2005. The Company also had a gain from sale of joint venture of $3,150,965 in 2006, and no such gains in 2005. The difference is due to the Company not selling any joint ventures in 2005. The Company had losses on foreign exchange of $181,394 in 2006 and no losses on foreign exchange in 2005. The difference is due to higher contracted obligations in 2005 in US Dollars and the fluctuation in currency exchange rates between the US Dollar and the Armenian Dram. The Company had interest income of $213,406 in 2006 which represented an increase of $198,628

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, the Company's total assets were $15,468,993, of which $7,016,380 consisted of cash or cash equivalents.

The Company's plan of operation for the calendar year 2007 is:

(a) To develop the Tukhmanuk, Getik, Hankavan, and Marjan mining properties in Armenia and to engage in further exploration in Armenia, Chile and Canada;

(b) To review and possibly acquire additional mineral bearing properties; and

(c) Pursue additional financing through private placements or joint ventures.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to twenty percent with Sterlite Gold Ltd., which was acquired by Vedanta Resources, or any of its affiliates in any exploration project undertaken in Armenia.

The Company retains the right to participate up to 20% in any new projects undertaken by Iberian Resources or its affiliates in Armenia until August 15, 2015 in addition to its 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia.

In 2006, the Company anticipated producing at a rate of approximately 1,000 oz of gold per month from the Tukhmanuk property. Based on exploration and mining results, the Company is no longer anticipating such production but is focused on the potential to develop a larger, industrial scale mining operation.

Because of issues emanating from corrupt and illegal behavior by Armenian Minister of Environment, Vartan Ayvazyan, the Company hired special outside counsel to protect its rights, including through international arbitration on which the Company anticipates spending additional funds. See "Foreign Risks" under Risk Factors, above.

The Company also anticipates spending additional funds in Armenia, Canada and Chile for further exploration and development of its other properties as well as acquisition of new properties. The Company is also reviewing new technologies in exploration and processing. The Company anticipates that it will issue additional equity or debt to finance its planned activities. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 2,000,000 million shares of Common Stock of the Company at an exercise price of $1.42 per share, which expire on July 31, 2007. If these Warrants were exercised in full, the Company would receive $2,840,000 in gross proceeds. In addition, the Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 4,466,666 million shares of Common Stock of the Company at an exercise price of $2.00 per share, which expire on April 1, 2008. If these Warrants were exercised in full, the Company would receive $8,933,332 in gross proceeds.

The Company may engage in research and development related to exploration and processing during 2007, does not expect to sell any plant or significant equipment but it does anticipate purchasing processing plant and equipment assets.

The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and shareholder loans, and by acquiring assets or paying expenses by issuing stock. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of securities. Management's plans in this regard are to obtain other financing until profitable operation and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no assurances that such financing will continue to be available on reasonable terms, or at all.

ITEM 7. FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, notes thereto and reports of Independent Certified Public Accountants thereon for the years ended
(a) December 31, 2006, by Sherb & Co, LLP, and (b) December 31, 2005, by Allen
G. Roth, P.A., are attached hereto as a part of, and at the end of, this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except raw material and work in process physical inventories are being performed at the end of each quarter.

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning the Company's directors, executive officers and corporate governance required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2007.

ITEM 10-EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2007.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2007.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerting certain relationships and related transactions required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2007.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including reports of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2006 and December 31, 2005.

(b) Exhibits.

Global Gold Corporation Form 10-KSB December 31, 2006

Exhibit 3.1 Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003.

Exhibit 3.2 Amended and Restated Bylaws of the Company, effective November 20, 2003.

Exhibit 10.1    2006 Global Gold Corporation Stock Incentive Plan. (1)

Exhibit 10.2 Amended Employment Agreement, dated as of July 19, 2006, by and between Global Gold Corporation and Van Krikorian. (2)

Exhibit 10.3 Amended Employment Agreement, dated as of July 19, 2006, by and between Global Gold Corporation and Drury Gallagher. (3)

Exhibit 10.4 Amended Employment Agreement, dated as of July 19, 2006, by and between Global Gold Mining, LLC and Ashot Boghosian. (4)

Exhibit 10.5 Amended Employment Agreement, dated as of July 19, 2006, by and between Global Gold Corporation and Jan Dulman. (5)

Exhibit 10.6 Employment Agreement, dated as of September 18, 2006, by and between Global Gold Corporation and Michael Mason. (6)

Exhibit 10.7 Employment Agreement, dated as of January 1, 2007, by and between Global Gold Corporation and Hrayr Agnerian.

Exhibit 10.8    Resignation  Agreement  of  Simon  Cleghorn,   dated  as  of
                September 30, 2006.

Exhibit 10.9    Sale  Agreement,  dated  as  of  January  13,  2006.  (Santa
                Candelaria) (7)

Exhibit 10.10 Purchase Agreement, dated as of January 23, 2006. (Athelea Investments) (8)

Exhibit 10.11   Stock Subscription and Shareholder Agreement, dated July 29,
                2005.

Exhibit 10.12   Private Placement Agreement, dated April 4, 2006.

Exhibit 10.13   Share Purchase Agreement,  dated August 1, 2005. (Mego-Gold,
                LLC) (9)

Exhibit 10.14 First Amendment of the August 1, 2005 Mego Gold, LLC Share Purchase Agreement, dated as of July 19, 2006. (10) Joint Venture Agreement, dated August 15, 2005. (Aigedzor Mining Company) (11) Exhibit 10.15 Termination Agreement of the October 28, 2005 Marjan Mining Joint Venture

Exhibit 10.16 Agreement, dated as of August 18, 2006. (12) Joint Venture Agreement, dated October 28, 2005. (Marjan Mining Company)
                (13) Exhibit 10.17 Restructuring, Royalty, and Joint Venture Termination Agreement of the August Exhibit 10.18 15, 2005 Joint Venture to form Aigedzor Mining, dated as of December 19, 2006. (14)

Exhibit 10.19   Labrador Uranium Claims  Agreement,  dated January 18, 2007.(15)

Exhibit 21      List of Subsidiaries.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2    Certification  of  Treasurer  and  Chief  Financial  Officer
                Pursuant  to Rule  13a-14(a)  of the  Sarbanes-Oxley  Act of
                2002.

Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Treasurer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C.
                Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K/A filed with the SEC on June 22, 2006.

(2) Incorporated herein by reference to Exhibit 10.2 to the Company's quarterly report on 10-QSB for the third quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(3) Incorporated herein by reference to Exhibit 10.1 to the Company's quarterly report on 10-QSB for the third quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(4) Incorporated herein by reference to Exhibit 10.3 to the Company's quarterly report on 10-QSB for the third quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(5) Incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on 10-QSB for the third quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(6) Incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on 10-QSB for the third quarter ended September 30, 2006, filed with the SEC on November 13, 2006.

(7) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on January 24, 2006.

(8) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K on January 25, 2006.bit 10.3 to the Company's current report on Form 8-K on January 25, 2006.

(9) Incorporated herein by reference to Exhibit 10 to the Company's current report on Form 8-K filed with the SEC on August 3, 2005.

(10) Incorporated herein by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on August 18, 2006.

(11) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on August 15, 2006.

(12) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on August 18, 2006.

(13) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on November 1, 2005.

(14) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on December 21, 2006.

(15) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on January 24, 2007.

ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company's principal accountant fees and services and the pre-approval policies and procedures of the Audit Committee of the Board of Directors required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2007 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2007.

                                   SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            GLOBAL GOLD CORPORATION
                                 (Registrant)
            /s/ Van Z. Krikorian
            --------------------------------------------------------
            Van Z. Krikorian, Chairman, Chief Executive Officer
            and Director

            March 30, 2007
            Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Lester S. Caesar         3/30/07    /s/ Ian C. Hague                 3/30/07
-------------------------------------   ----------------------------------------
Lester S. Caesar, CPA                   Ian C. Hague
Chief Financial Officer                 Director


/s/ Drury J. Gallagher       3/30/07    /s/ Nicholas J. Aynilian         3/30/07
-------------------------------------   ----------------------------------------
Drury J. Gallagher                      Nicholas J. Aynilian
Chairman Emeritus,                      Director
Treasurer and Director


/s/ Jan Dulman               3/30/07    /s/ Harry Gilmore                3/30/07
-------------------------------------   ----------------------------------------
Jan Dulman                              Harry Gilmore
Controller                              Director

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS



                             Table of Contents
                                                                           Page

Report of Independent Registered Public Accounting
Firm - for the year ended December 31, 2006.................................F-1

Report of Independent Registered Public Accounting
Firm - for the years ended December 31, 2005................................F-2

Consolidated Balance Sheet - as of December 31, 2006 .......................F-3

Consolidated Statements of Operations and Comprehensive Loss -
for the years ended December 31, 2006 and 2005 and the development stage period from January 1, 1995 through December 31, 2006 ................F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
- for the development stage period from January 1, 1995
through December 31, 2006............................................F-5 to F-7

Consolidated Statements of Cash Flows - for the years ended
December 31, 2006 and 2005 and the development stage
period from January 1, 1995 through December 31, 2006.......................F-8

Notes to Consolidated Financial Statements..........................F-9 to F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors
Global Gold Corporation and Subsidiaries (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2006 and the related consolidated statement of operations and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2006. The period beginning January 1, 1995 through December 31, 2005 were audited by the predecessor accounting firms. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006 and the period beginning January 1, 1995 through December 31, 2005 which were audited by the predecessor accounting firms, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                               /s/Sherb & Co., LLP
                                  Certified Public Accountants
New York, New York
March 26, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM





To the Board of Directors and Stockholders of Global Gold Corporation and Subsidiaries

I have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows of Global Gold Corporation and Subsidiaries for the year ended December 31, 2005 and 2004. The period beginning January 1, 1995 through December 31, 2003 was audited by the predecessor accounting firm. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Global Gold Corporation and Subsidiaries for the year ended December 31, 2005 and 2004. The period from January 1, 1995 through December 31, 2003 was audited by the predecessor accounting firm, in conformity with accounting principles generally accepted in the United States of America.

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





                                              /s/ Allen G. Roth, P.A.

            March 28, 2006
            New York, New York

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2006

                                     ASSETS

CURRENT ASSETS:
         Cash                                            $           7,016,380
         Inventories                                                   569,358
         Tax refunds receivable                                        105,240
         Prepaid expenses                                                9,428
         Other current assets                                           57,299
                                                              -----------------
               TOTAL CURRENT ASSETS                                  7,757,705
LICENSES, net of accumulated amortization
          of $546,535                                                2,663,401

INVESTMENT IN IBERIAN RESOURCES STOCK,
          HELD IN ESCROW                                             2,867,075

DEPOSITS ON CONTRACTS AND EQUIPMENT                                    443,523

PROPERTY, PLANT AND EQUIPMENT, net of
 accumulated depreciation of $248,196                                1,736,689
                                                              -----------------
                                                         $          15,468,393
                                                              =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and accrued expenses            $             850,982
        Common stock issues subject to put
          (500,000 shares issued)                                      800,000
                                                              -----------------
               TOTAL CURRENT LIABILITIES                             1,650,982
STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000
          shares authorized; 33,255,301
          shares issued and outstanding                                 32,755
         Additional paid-in-capital                                 28,438,785
         Unearned compensation                                      (1,740,448)
         Accumulated deficit prior to
          development stage                                         (2,907,648)
         Deficit accumulated during the
          development stage                                        (10,810,253)
         Accumulated other comprehensive income                        804,220
                                                              -----------------
               TOTAL STOCKHOLDERS' EQUITY                           13,817,411
                                                              -----------------
                                                         $          15,468,393
                                                              =================


                 See Notes to Consolidated Financial Statements
                                       F-3


                                                  GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                                                       (A Development Stage Company)

                                        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                               Cumulative amount
                                                                        Year ended                                    from
                                                                       December 31,                             January 1, 1995
                                                      ------------------------------------------------              through
                                                             2006                        2005                  December 31, 2006
                                                      -------------------        ---------------------    --------------------------
REVENUES                                          $             5,985        $              -            $                5,985
                                                      -------------------        ---------------------       -----------------------

EXPENSES:
General and administrative                                  4,303,480                  1,454,282                      9,025,507
Mine exploration costs                                      3,350,152                    120,848                      3,583,725
Amortization and depreciation                                 611,642                    177,239                        788,881
Write-off on investment                                          -                          -                           135,723
Gain on sale of investment                                       -                          -                          (319,641)
Loss/(Gain) from investment in joint ventures              (3,150,965)                    12,000                     (3,138,965)
Interest expense                                              220,058                     53,942                        274,000
Loss/(Gain) on foreign exchange                               181,394                       -                            70,971
Interest income                                              (213,406)                   (14,778)                      (228,184)
                                                      -------------------        ---------------------       -----------------------
      TOTAL EXPENSES                                        5,302,355                  1,803,533                     10,192,017
                                                      -------------------        ---------------------       -----------------------
Loss from Continuing Operations                            (5,296,370)                (1,803,533)                   (10,186,032)

Discontinued Operations:
       Loss from discontinued operations                        -                        267,846                        386,413
       Loss on disposal of discontinued operations              -                        237,808                        237,808
                                                      -------------------        ---------------------       -----------------------
Net Loss Applicable to Common Shareholders                 (5,296,370)                (2,309,187)                   (10,810,253)

Foreign currency translation adjustment                       489,256                     (9,547)                       450,745
Unrealized gain on investments                                353,475                       -                           353,475
                                                      -------------------        ---------------------       -----------------------
Comprehensive Net Loss                            $        (4,453,639)       $        (2,318,734)        $          (10,006,033)
                                                      ===================        =====================       =======================
NET LOSS PER SHARE-BASIC
           AND DILUTED                            $            (0.21)        $            (0.15)
                                                      ===================        =====================
WEIGHTED AVERAGE SHARES
          OUTSTANDING - BASIC AND DILUTED                  25,512,704                 15,217,863
                                                      ===================        =====================



                 See Notes to Consolidated Financial Statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

                                                                                                           Accumulated
                                                                           Deficit                           Other
                                                                         Accumulated                        Compreh-
                                                             Additional  during the             Unearned     ensive    Total
                                          Common Stock        Paid-in    Development  Treasury   Compen-     Income    Stockholders'
                                        Share      Amount     Capital       Stage      Stock     sation      (Loss)    Equity
                                      ----------  --------  -----------  -----------  --------  ---------  ---------   ---------
      Balance from February 21,
       1980 to December 31, 1994
       (Note 1)                        898,074  $ 89,807   $ 3,147,693   $(2,907,648)  $      -  $       -  $       -  $   329,852

        Adjustment for the
         restatement of par value            -   (88,909)       88,909             -          -          -          -         -
        Issuance of stock for
         acquisition of Eyre
         Resources, N.L              1,000,000     1,000       849,000             -          -          -          -      850,000
        Proceeds received from
         private placement             200,000       200       421,373             -          -          -          -      421,573
        Net loss                             -         -            -       (361,345)         -          -          -     (361,345)
                                    ----------  --------   -----------   -----------   --------  ---------  ---------  ---------

      Balance at December 31, 1995   2,098,074     2,098     4,506,975    (3,268,993)         -          -          -    1,240,080

        Warrants exercised                  40         -           100             -          -          -          -          100
        Net loss                             -         -             -      (668,577)         -          -          -     (668,577)
                                    ----------  --------   -----------   -----------   --------  ---------  ---------  ---------

      Balance at December 31, 1996   2,098,114     2,098     4,507,075    (3,937,570)         -          -          -      571,603

        Issuance of common stock     2,250,000     2,250       222,750             -          -          -          -      225,000
        Net loss                             -         -            -       (690,747)         -          -          -     (690,747)
                                    ----------  --------   -----------   -----------   --------  ---------  ---------  ---------

      Balance at December 31, 1997   4,348,114     4,348     4,729,825    (4,628,317)         -          -          -      105,856

        Net income                           -         -             -        34,944          -          -          -       34,944
                                    ----------  --------   -----------   -----------   --------  ---------  ---------  ---------

      Balance at December 31, 1998   4,348,114     4,348     4,729,825    (4,593,373)         -          -          -      140,800

        Purchase of treasury stock           -         -             -             -    (60,000)         -          -      (60,000)
        Unrealized loss on
         investment                          -         -             -             -          -          -    (16,000)     (16,000)
        Net income                           -         -             -       (93,826)         -          -          -      (93,826)
                                    ----------  --------   -----------   -----------   --------  ---------  ---------  ---------

      Balance at December 31, 1999   4,348,114     4,348     4,729,825    (4,687,199)   (60,000)         -    (16,000)     (29,026)

        Issuance of common stock in
         connection with settlement     20,000        20         1,980             -          -          -          -        2,000
        Cancellation of treasury
         stock                      (1,000,000)   (1,000)      (59,000)            -     60,000          -          -          -
        Settlement of accrued
         salary                      1,000,000     1,000       161,500             -          -          -          -      162,500
        Sale of warrants                     -         -           650             -          -          -          -          650
        Unrealized loss on
         investment                          -         -             -             -          -          -    (90,000)     (90,000)
        Net loss                             -         -             -       (33,341)         -          -          -      (33,341)
                                    ----------  --------   -----------   -----------   --------  ---------  ---------  ---------

      Balance at December 31, 2000   4,368,114     4,368     4,834,955    (4,720,540)         -          -   (106,000)      12,783


                 See Notes to Consolidated Financial Statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)

                                                                                                           Accumulated
                                                                           Deficit                           Other
                                                                         Accumulated                        Compreh-
                                                             Additional  during the             Unearned     ensive    Total
                                          Common Stock        Paid-in    Development  Treasury   Compen-     Income    Stockholders'
                                        Share      Amount     Capital       Stage      Stock     sation      (Loss)    Equity
                                      ----------  --------  -----------  -----------  --------  ---------  ---------   -------
        Balance at December 31, 2000   4,368,114     4,368    4,834,955   (4,720,540)       -         -     (106,000)  $    12,783
        Net loss                               -         -            -      (26,832)       -         -            -       (26,832)
        Unrealized gain on investment          -         -            -            -        -         -      (15,000)      (15,000)
                                       ---------   -------   ----------  -----------  --------  -------     --------   ---------

        Balance at December 31, 2001   4,368,114     4,368    4,834,955   (4,747,372)       -         -     (121,000)      (29,049)
                                                                                                                               -
        Issuance of common stock for
        compensation                     200,000       200        9,800            -        -         -            -        10,000
        Net loss                               -         -            -      (60,113)       -         -            -       (60,113)
        Unrealized gain on investment          -         -            -            -        -         -      247,406       247,406
                                       ---------   -------   ----------  -----------  --------  -------     --------   ----------

        Balance at December 31, 2002   4,568,114     4,568    4,844,755   (4,807,485)       -         -      126,406       168,244

        Issuance of common stock for
        Cash:
          at $0.25 per share, January    350,000       350       87,150            -        -         -            -        87,500
          at $0.25 per share, July     1,000,000     1,000      231,500            -        -         -            -       232,500
          at $0.50 per share, October    100,000       100       46,400            -        -         -            -        46,500
          at 0.50 per share, October     400,000       400      185,600            -        -         -            -       186,000
        Issuance of common stock for
        compensation:
          at $0.25 per share, February 1,800,000     1,800      448,200            -        -  (450,000)           -           -
          at $0.25 per share, June       900,000       900      224,100            -        -  (225,000)           -           -
          at $0.25 per share,
           December                       90,000        90       22,410            -        -   (22,500)           -           -
        Amortization of deferred
         compensation                          -         -            -            -        -   165,802            -       165,802
        Issuance of common stock for
         services:
          at $0.25 per share, January    500,000       500      124,500            -        -  (100,000)           -        25,000
          at $0.25 per share, April      250,000       250       62,250            -        -         -            -        62,500
          Shares cancelled in
           September, which were
           issued in January            (500,000)     (500)    (124,500)           -        -   100,000            -       (25,000)
        Shares issued at $0.25 per
         share for accounts payable
         in April                        100,000       100       24,900            -        -         -            -        25,000
        Fractional share adjustment           20         -            -            -        -         -            -           -
        Unrealized gain on investment          -         -            -            -        -         -      (95,278)      (95,278)
        Net Loss                               -         -            -     (616,820)       -         -            -      (616,820)
                                       ---------   -------   ----------  -----------   -------  -------     --------   ----------
        Balance at December 31, 2003   9,558,134     9,558    6,177,265   (5,424,305)       -  (531,698)      31,128       261,948

        Issuance of common stock for
          Compensation at $0.50
          in January:                    250,000       250      124,750            -        -  (125,000)           -           -
        Forfeiture of common stock for
          Compensation at $0.25
          in June:                     (526,833)     (527)     (131,181)           -        -   131,708            -           -
        Issuance of common stock for
         payables:
          at $0.50 per share, October    200,000       200       99,800            -        -         -            -       100,000
          at $0.34 per share, November    40,000        40       13,460            -        -         -            -        13,500
        Issuance of common stock for
          Cash at $0.50 in November,
          less $15,000 closing fee     3,000,000     3,000    1,482,000            -        -         -            -     1,485,000
        Issuance of common stock for
          Closing fees at $0.50
          in October:                    90,000         90          (90)           -        -         -            -
        Amortization of unearned comp         -          -            -            -        -   316,756            -       316,756
        Unrealized loss on investment         -          -            -            -        -         -      (31,128)      (31,128)
        Net Loss                              -          -            -     (688,039)       -         -            -      (688,039)
                                      ---------    -------   ----------  -----------  -------   -------     --------   ----------
        Balance at December 31, 2004  12,611,301  $12,611    $7,766,004  $(6,112,344) $     -  $(208,234)    $     -     1,458,037

                 See Notes to Consolidated Financial Statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY (DEFICIT)


                                                                                                           Accumulated
                                                                           Deficit                           Other
                                                                         Accumulated                        Compreh-
                                                             Additional  during the             Unearned     ensive    Total
                                          Common Stock        Paid-in    Development  Treasury   Compen-     Income    Stockholders'
                                        Share      Amount     Capital       Stage      Stock     sation      (Loss)    Equity
                                      ----------  --------  -----------  -----------  --------  ---------  ---------   -------

        Balance at December 31, 2004  12,611,301    12,611    7,766,004   (6,112,344)       -    (208,234)        -     1,458,037

        Issuance of common stock for
        Compensation:
          at $0.50 per share, January    850,000       850      424,150            -        -    (425,000)         -         -
          at $1.00 per share, June       170,000       170      169,830            -        -    (170,000)         -         -
          at $1.50 per share, December    45,000        45       67,455            -        -    ( 67,500)         -         -
        Issuance of common stock for
          Cash at $0.75 in June,
          less $39,000 closing fee     4,000,000     4,000    2,957,000            -        -           -          -    2,961,000
        Warrants exercised               220,000       220       54,780            -        -           -          -       55,000
        Amortization of unearned comp          -         -            -            -        -     292,994          -      292,994
        Foreign currency translation
        adjustments                            -         -            -            -        -           -    (38,511)     (38,511)
        Net Loss                               -         -            -   (2,309,187)       -           -          -   (2,309,187)
                                       ---------   -------   ----------  -----------  -------     -------   --------   ----------

        Balance at December 31, 2005  17,896,301    17,896   11,439,219   (8,421,531)       -     (577,740)  (38,511)   2,419,333

        Issuance of common stock for
        Compensation:
          at $1.50 per share, February   274,000       274      410,726         -           -     (375,000)     -          36,000
          at $1.70 per share, June       925,000       925    1,571,575         -           -   (1,572,500)     -            -
          at $1.25 per share, September  200,000       200      249,800         -           -     (250,000)     -            -
        Forfeiture of common stock for   (40,000)      (40)     (44,960)                            45,000                   -
        Compensation
        Issuance of common stock for
          Payable at $1.15 per share,    100,000       100      114,900                                                   115,000
          January
        Slae of common stock          10,400,000    10,400   12,989,588         -           -         -         -      12,999,988
        Less: Selling expense for
        sale of common stock                          -        (764,957)                                                 (764,957)
        Issuance of options for
        Compensation                                            225,894                                                   225,894
        Warrants exercised             3,000,000     3,000    2,247,000                                                 2,250,000
        Accrual of stock bonuses
        Issued in 2007                                                                             (27,950)               (27,950)
        Amortization of unearned comp                                                            1,017,742              1,017,742
        Net Loss                                                          (5,296,370)                                  (5,296,370)
        Other comprehensive income          -        -             -                        -         -      842,731      842,731
                                       ---------   -------   ----------  -----------  -------     -------   --------   ----------
        Balance at December 31, 2006  32,755,301 $ 32,755  $ 28,438,785 $(13,717,901)$      -  $(1,740,448)$ 804,220 $ 13,817,411
                                       =========   =======   ==========  ===========  =======     =======   ========   ==========

                 See Notes to Consolidated Financial Statements

                                         GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                                             (A Development Stage Enterprise)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Year Ended                     January 1, 1995
                                                                             December 31,                  Cumulative amount
                                                            -------------------------------------------          through
                                                                 2006                        2005           December 31, 2006
                                                            ----------------             --------------   ---------------------
OPERATING ACTIVITIES:
Net loss                                                $   (5,296,370)              $    (2,309,187)       $     (10,810,253)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Amortization of unearned compensation                    1,017,742                      292,994                1,793,294
     Stock option expense                                       225,894                         -                     225,894
     Amortization expense                                       609,728                      156,865                  766,593
     Depreciation expense                                       221,972                       24,701                  248,196
     Accrual of stock bonuses issued in 2007                    (27,950)                        -                     (27,950)
     Write-off of investment                                       -                            -                     135,723
     Loss on disposal of discontinued operations                   -                         237,808                  237,808
     Equity in loss on joint venture                               -                          12,000                   12,000
     Gain on extinguishment of debt                                -                            -                    (110,423)
     Gain on sale of investments (non-cash portion)          (2,150,965)                        -                  (2,470,606)
     Other non-cash expenses                                     26,660                         -                     199,637
Changes in assets and liabilities:
     Other current and non current assets                    (1,057,021)                    (207,243)                (949,019)
     Accounts payable and accrued expenses                      737,324                      107,217                1,191,600
                                                            ----------------             --------------        -----------------
     NET CASH FLOWS USED IN OPERATING ACTIVITIES             (5,692,986)                  (1,684,845)              (9,557,506)
                                                            ----------------             --------------        -----------------
INVESTING ACTIVITIES:
     Purchase of property, plan and equipment                (1,611,833)                        -                  (1,611,833)
     Proceeds from sale of Armenia mining interest                 -                            -                   1,891,155
     Proceeds from sale of investment in common stock
      of Sterlite Gold                                             -                            -                     246,767
     Investment in joint ventures                                  -                        (260,000)                (260,000)
     Investment in mining licenses                           (1,200,000)                  (1,500,000)              (4,092,936)
                                                            ----------------             --------------        -----------------
     NET CASH USED IN INVESTING ACTIVITIES                   (2,811,833)                  (1,760,000)              (3,826,847)
                                                            ----------------             --------------        -----------------
FINANCING ACTIVITIES:
     Net proceeds from private placement offering            12,235,031                    2,961,000               17,680,104
     Repurchase of common stock                                    -                            -                     (25,000)
     Due to related parties                                        -                            -                     (22,218)
     Warrants exercised                                       2,250,000                      55,000                 2,305,750
                                                            ----------------             --------------        -----------------
     NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES         14,485,031                    3,016,000               19,938,636
                                                            ----------------             --------------        -----------------
EFFECT OF EXCHANGE RATE ON CASH                                 489,256                      (38,511)                 450,745
                                                            ----------------             --------------        -----------------
NET INCREASE (DECREASE) IN CASH                               6,469,468                     (467,356)               7,005,028

CASH AND CASH EQUIVALENTS - beginning of period                 546,912                    1,014,268                   11,352
                                                            ----------------             --------------        -----------------
CASH AND CASH EQUIVALENTS - end of period               $     7,016,380              $       546,912       $        7,016,380
                                                            ================             ==============        =================
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                       $         -                  $          -          $            2,683
                                                            ================             ==============        =================
Interest paid                                           $         -                  $          -          $           15,422
                                                            ================             ==============        =================
Noncash Transactions:
 Stock issued for deferred compensation                 $     2,233,500              $       662,500       $        3,593,500
 Stock forfeited for deferred compensation              $        45,000              $          -          $          742,500
 Stock issued for mine acquisition                      $     1,115,000              $          -          $        1,115,000
 Stock issued for accounts payable                      $          -                 $          -          $           25,000
 Stock issued in exchange for services                  $          -                 $          -          $             -
                                                            ================             ==============        =================
Mine acquisition costs in accounts payables             $          -                 $          -          $           50,697
                                                            ================             ==============        =================

                 See Notes to Consolidated Financial Statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2006 AND 2005

1. ORGANIZATION AND BUSINESS

Global Gold is currently in the development stage. It is engaged in exploration for, and development and mining of, gold, uranium, and other minerals in Armenia, Canada and Chile. The Company's headquarters are located in Greenwich, CT and its subsidiaries maintain offices and staff in Yerevan, Armenia and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage of mineral exploration and mining on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company's stock is publicly traded. The Company employs 81 people globally on a year round basis and an additional 120 people on a seasonal basis.

The Company's current production, exploration, and development focus in Armenia primarily revolves around the North Central Armenian Belt, where it is integrating the Hankavan mine deposit, Tukhmanuk mine, and other adjacent exploration sites. The Company has been conducting a drill program there to confirm the historical data and develop mining plans. The Company also engages in exploration outside the North Central Belt at the Getik and Marjan properties, and holds royalty and participation rights in other locations in the country through other affiliated and subsidiary companies.

In Canada, the Company is currently engaged in uranium exploration activities. In Chile, the Company is currently engaged in copper and gold exploration activities.

The subsidiaries through which the Company operates are as follows:

On January 24, 2003, the Company formed Global Oro LLC and Global Plata LLC, as wholly owned subsidiaries, in the State of Delaware. These companies were formed to be equal joint owners of a Chilean limited liability company, Minera Global Chile Limitada ("Minera Global"), formed as of May 6, 2003, for the purpose of conducting operations in Chile.

On August 18, 2003, the Company formed Global Gold Armenia LLC ("GGA"), as a wholly owned subsidiary, which in turn formed Global Gold Mining LLC ("Global Gold Mining"), as a wholly owned subsidiary, both in the State of Delaware. Global Gold Mining was qualified to do business as a branch operation in Armenia and owns assets and shares of operating companies in Armenia.

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia. On January 25, 2005, GGH submitted applications to the Armenian government for exploration licenses for five additional mineral bearing properties in North Central Armenia, all proximate to Hankavan.

On August 1, 2005, Global Gold Mining acquired the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites.

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia for 100,000 shares of the Company's Common Stock at a fair market value of $1.15 per share. The sellers of the 80% of Athelea Investments, CJSC, were Messrs. Simon Cleghorn (30,000 shares), Sergio DiGiovani (30,000 shares), Armen Ghazarian(10,000 shares), and Frank Pastorino (30,000 shares). Mr. Frank Pastorino is an officer of the Company and Mr. Simon Cleghorn was an officer of the Company until September 30, 2006.

The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2006.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis for Presentation - The consolidated financial statements at December 31, 2006, and for the year then ended was prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage enterprise, has generated revenues of $5,985 (other than interest income, the proceeds from the sale of an interest in an Armenian mining venture, and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $10,800,000. Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying financial statements at December 31, 2006 and for the year then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

d. Fair Value of Financial Instruments - The Company's financial instruments includes cash, receivables, and accounts payable and accrued expenses. The Company believes that the carrying amounts of these accounts are reasonable estimates of their fair value because of the short-term nature of such instruments.

e. Inventory - Inventory consists of the following:

                                              For the twelve months ended
                                                        December 31,
                                              -----------------------------
                                                     2006         2005
                                              -------------    ------------

      Ore ....................................  $   526,201   $         -
      Concentrate ............................       16,006             -
      Materials, supplies and other ..........       27,151        18,339
                                                -----------   -------------
      Total Inventory.........................  $   569,358   $    18,339
                                                ===========   =============

Ore inventory consists of unprocessed ore at the Tukhmanuk mining site in Armenia. The unprocessed ore is stated at the lower of cost or market.

f. Investment in Iberian Resources Stock, Held in Escrow - The Company classifies its existing restricted marketable equity securities as available for sale in accordance with SFAS No. 115. These securities are carried at fair market value. Unrealized gains or losses of marketable securities available for sale are recognized as an element of comprehensive income on a quarterly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges.

g. Deposits on Contracts and Equipment - The Company has made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment.

h. Tax Refunds Receivable - The Company is subject to Value Added Tax ("VAT tax") on all expenditures in Armenia at the rate of 20%. The Company is entitled to a credit against this tax towards any sales on which it collects VAT tax. The Company is carrying a tax refund receivable based on the value of its in-process inventory which it intends on selling in the next twelve months, at which time they will collect 20% VAT tax from the purchaser which the Company will be entitled to keep and apply against its credit.

i. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive. As of December 31, 2006 and 2005, the Company's outstanding options were 662,500 and 150,000, respectively, and warrants were 6,466,666 and 5,000,000, respectively.

j. Stock Based Compensation - On March 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment, under the modified prospective method. As the Company had previously accounted for stock-based compensation plans under the fair value provisions of SFAS 123, the adoption of SFAS 123 did not significantly impact the Company's financial position or results of operations.

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

For the year ended December 31, 2006, net income and earnings per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2006 was $1,243,647. The expense for stock-based compensation is a non-cash expense item.

Under the requirements of FAS 123R, the Company is not required to restate prior period earnings, however, the Company is required to supplement its financial statements with additional pro forma disclosures. Had compensation cost for the Company's stock option plan been determined based on the fair value at the date of grant, the Company's net income and basic and diluted earnings per share would have remained the same as the pro forma amounts for the year ended December 31, 2005.

k. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2006 and 2005.

                                            Year Ending December 31,
                                  --------------------------------------------
                                           2006                    2005
                                  ---------------------   --------------------
Net loss ........................ $         (5,296,370)   $        (2,309,187)
Unrealized gain/(loss) arising
  during the year ............... $            842,731    $            (9,547)
                                  ---------------------   --------------------
Comprehensive loss............... $         (4,453,639)   $        (2,318,734)
                                  =====================   ====================

l. Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109"). Pursuant to SFAS No.109, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

m. Acquisition, Exploration and Development Costs - Mineral property acquisition, exploration and related costs are expensed as incurred unless proven and probable reserves exist and the property may commercially be mined. When it has been determined that a mineral property can be economically developed, the costs incurred to develop such property, including costs to further delineate the ore body and develop the property for production, may be capitalized. In addition, the Company may capitalize previously expensed acquisition and exploration costs if it is later determined that the property can economically be developed. Interest costs, if any, allocable to the cost of developing mining properties and to constructing new facilities are capitalized until operations commence. Mine development costs incurred either to develop new ore deposits, expand the capacity of operating mines, or to develop mine areas substantially in advance of current production are also capitalized. All such capitalized costs, and estimated future development costs, are then amortized using the units-of-production method over the estimated life of the ore body. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment. The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded. The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

n. Foreign Currency Translation - The assets and liabilities of non-U.S. subsidiaries are translated into U.S. Dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of stockholders' equity.

o. Principles of Consolidation - Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include our accounts, our wholly owned subsidiaries' accounts and a proportionate share of the accounts of the joint ventures in which we participate. All significant inter-company balances and transactions have been eliminated in consolidation.

p. Depreciation, Depletion and Amortization - Capitalized costs are depreciated or depleted using the straight-line method or units-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 10 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually.

Undeveloped mineral interests are amortized on a straight-line basis over their estimated useful lives taking into account residual values. At such time as an undeveloped mineral interest is converted to proven and probable reserves, the remaining unamortized basis is amortized on a unit-of-production basis as described above.

q. Impairment of Long-Lived Assets - Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. All assets at an operating segment are evaluated together for purposes of estimating future cash flows.

r. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.

s. Investment in Joint Venture - These investments were carried on the equity method. On August 18, 2006 the Company terminated the Marjan Mining Company Joint Venture Agreement entered into as of October 28, 2005. On December 19, 2006, Global Gold Mining entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" which terminates the Aigedzor Mining Company Joint Venture at a gain of $3,150,965. As of December 31, 2006, the Company no longer had any investment in Joint Ventures.

t. Reclamation and Remediation Costs (Asset Retirement Obligations) - In January 2005, we adopted SFAS No. 143 "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred. SFAS No. 143 requires us to record a liability for the present value of our estimated environmental remediation costs and the related asset created with it. The liability will be accreted and the assets will be depreciated over the life of the related assets. Adjustments for changes resulting from the passage of time and changes to either the timing or amount of the original present value estimate underlying the obligation will be made.

Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. Accordingly, no such costs were accrued at December 31, 2006.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

u. New Accounting Standards:

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We were required to adopt FIN 48 effective as of January 1, 2007. We are currently evaluating the effect FIN 48 will have on our financial statements. We do not expect the impact will be material.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (Statement 157), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and should be applied prospectively, except in the case of a limited number of financial instruments that require retrospective application. We are currently evaluating the potential impact of Statement 157 on our financial statements. We do not expect the impact will be material.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

v. Common Stock Issued Subject to Put - The Company issued 500,000 shares of restricted stock, as part of the Mego-Gold, LLC purchase, with the right to be sold back to the Company for $1,000,000 on or before September 15, 2007 if the stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, GGM separately loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan, a seller of Mego-Gold LLC which may be offset against the potential $1,000,000 liability.

w. Discontinued Operations - After certain exploration activities, including limited drilling in 2005, the Company determined that it should discontinue its exploration operations at Santa Candelaria, and wrote down its investment. On January 13, 2006, the Company sold its interest in Santa Candelaria in exchange for a royalty and the right to reacquire the property; all as further described in "a" of Agreements and Commitments, below. Accordingly, we separated discontinued operations and disposal of discontinued operations from continuing operations on the statements of operations for the year ended December 31, 2005. The Company's loss per share from discontinued operations was $0.02 and its loss per share on disposal of discontinued operations was $.02 per share.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2006.

        Property, plant and equipment.................      $ 1,984,885
        Less accumulated depreciation.................         (248,196)
                                                              ---------
                                                            $ 1,736,689
                                                              =========

The Company had depreciation expense for the year ended December 31, 2006 and 2005 of $221,972 and $20,374, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2006, the accounts payable and accrued expenses consisted of the following:

        Compensation payable..........................      $   100,400
        Laboratory testing work payable...............          368,212
        Drilling work payable.........................           80,786
        Accounts payable..............................          235,619
        Accrued expenses..............................           65,965
                                                               ---------
                                                            $   850,982
                                                              ==========

5. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia. As of December 31, 2006, bank deposits in the United States exceeded federally insured limits by approximately $6,613,000. At December 31, 2006, the Company had approximately $218,000 in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2006.

The majority of the Company's present activities are in Armenia. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

6. OFFICERS' COMPENSATION

The Company values shares issued to officers using the fair value of common shares on grant date.

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

The Company has declared cash bonuses to officers of $56,000, which amount is included in officers' compensation and in accounts payable and accrued expenses as of December 31, 2005.

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

The Company has declared cash bonuses to officers of $104,000 that is included in officers' compensation and in accounts payable and accrued expenses.

The Company has declared a stock bonus to Dr. Urquhart of 10,000 shares of common stock at $0.86 per share for a total value of $8,600. The Company also declared stock bonuses to 64 employees in Armenia for a total of 21,250 shares of common stock at $0.86 per share for a total value of $18,275. The $26,875 is included in officers' compensation and in accounts payable and accrued expenses as of December 31, 2006.

The Company has declared stock bonuses to 8 key employees in Armenia for a total of 32,500 shares of common stock at $0.86 per share for a total value of $27,950 which vest over 2 years. As of December 31, 2006, the $27,950 was included in unearned compensation and in accounts payable and accrued expenses.

Compensation expense for the years ended December 31, 2006 and 2005 was $2,253,787 and $793,272. The amount of total deferred compensation amortized for the years ended December 31, 2006 and 2005 was $1,017,742 and $292,944.

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2006.

                        Year                   Amount
                         2007                 $2,475,545
                         2008                  1,444,728
                         2009                    318,500
                         2010                          -
                         2011                          -

7. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2006, the Company had net deferred tax assets of $3,353,000. The Company has provided a valuation allowance, which increased during 2006 by $1,422,000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2006.

         Deferred tax assets:
         Net operating loss carryforward ..............      $ 3,600,000
         Stock option expense .........................           90,000
                                                               ---------
                                                               3,690,000
                                                               ---------
         Deferred tax liabilities:
         Foreign exchange gain ........................          196,000
         Unrealized gain on investment.................          141,000
                                                               ---------
                                                                 337,000
                                                               ---------
         Net deferred tax asset .......................        3,353,000
         Valuation allowance ... ......................       (3,353,000)
                                                               ---------
                                                             $         -
                                                               =========

The provision for income taxes for year ended December 31, 2006 and 2005 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

                                                            2006       2005
                                                         ---------   --------
        Income tax benefit computed at statutory rate   $1,559,000  $ 890,000
        State tax benefit (net of federal)                 223,000
        Permanent differences (principally amortization
                 of differed compensation)                (360,000)
        Increase in valuation allowance .............   (1,422,000)  (890,000)
                                                         ---------   --------
        Provision for income taxes ..................    $       -   $      -
                                                         =========   ========

The Company had net operating loss carry forwards for tax purposes of approximately $9,000,000 at December 31, 2006 expiring at various dates from 2012 to 2025. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

8. COMMON STOCK

On January 11, 2005 the Company appointed one (1) additional Director to the Board of Directors; Ian Hague. Each Director of the Company receives 50,000 shares of the Company's common stock per year for their services as a Director. An aggregate of 250,000 shares were issued to the directors in February 2005.

In July 2005, the Company sold 4,000,000 units at $0.75 per share in a private placement. The units included 4,000,000 common shares and 2,000,000 warrants exercisable at $1.42 per share per share and expire after two years. A placement agency fee of $39,000 was made to consultants and was included in additional paid-in capital.

Each Director of the Company received 50,000 shares of the Company's common stock per year for their services as a Director in 2006. An aggregate of 250,000 shares were issued to the directors in February 2006. On June 15, 2006, the Company appointed one (1) additional Director to the Board of Directors; Hryar Agnerian. Mr. Agnerian was also issued 50,000 shares of the Company's common stock for his services as a Director.

In April 2006, the Company sold 10,400,000 units at $1.25 per share in a private placement. The units included 10,400,000 common shares and 4,466,666 warrants exercisable at $2.00 per share and expire after two years. A finder's fee of $750,000 was made to Aton Securities, Inc. and was included in additional paid-in capital.

9. WARRANTS AND OPTIONS

The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.11 per share, to each of the then Chairman, Drury Gallagher, and President of the Company, Robert Garrison. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. These options expire five years from the date of issuance. As of December 31, 2006, there were 200,000 stock awards available under the Plan for future issuance. On June 30, 2004, the former President and CFO, Mr. Robert Garrison resigned his office and thereby forfeited his options. Mr. Gallagher's options expire on June 30, 2007.

On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and will expire on June 15, 2016. On June 15, 2006, the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman. On September 18, 2006, the Company granted options to buy 200,000 shares of common stock, at an exercise price of $1.25 per share, to the then Chief Operating Officer, Michael T. Mason.

On October 31, 2005, the Company issued 220,000 shares to satisfy the exercise of warrants held. The warrants were exercised at $0.25 per share for a total of $55,000.

On December 1, 2006, Global Gold Corporation sold $2,250,000 in common shares, pursuant to exemptions from registration requirements of the Securities Act. The transaction involved the exercise of warrants originally issued on November 4, 2004. The transaction involved the issuance of 3,000,000 shares of common stock at $0.75 per share in accordance with the warrants. The purchasers and corresponding shares issued are: Firebird Global Master Fund, Ltd, 1,500,000 shares; Firebird Avrora Fund, Ltd. 750,000 shares; and Firebird Republics Fund, Ltd. 750,000 shares.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2006 and December 31, 2005, respectively.


                                                                WARRANTS                              OPTIONS
                                                ----------------------------------    ---------------------------------
                                                     Shares            Weighted           Shares           Weighted
                                                   Underlying          Average          Underlying         Average
                                                    Warrants        Exercise Price       Options       Exercise Price
                                                ----------------    --------------    ---------------    --------------
       Outstanding at December 31, 2004            3,330,000           $   0.70            300,000            $ 0.11
          Granted ..............................           -                  -                  -                 -
          Canceled .............................    (110,000)              0.10           (150,000)             0.11
          Exercised ............................    (220,000)              0.25                  -                 -
          Sold in units.........................   2,000,000               1.42                  -                 -
                                                ----------------    --------------    ---------------    --------------
       Outstanding at December 31, 2005            5,000,000           $   0.99            150,000            $ 0.11
          Granted ..............................           -                  -            512,500              1.19
          Canceled .............................           -                  -                  -                 -
          Exercised ............................  (3,000,000)              0.75                  -                 -
          Sold in units.........................   4,466,666               2.00                  -                 -
                                                ----------------    --------------    ---------------    --------------
       Outstanding at December 31, 2006            6,466,666           $   1.82            662,500            $ 0.95
                                               ================    ==============    ===============    ==============


The following is additional information with respect to the Company's options and warrants as of December 31, 2006.


                                                            WARRANTS
           WARRANTS OUTSTANDING                           EXERCISABLE
----------------------------------------------  --------------------------------
            Number of    Weighted                 Number of
           Outstanding    Average    Weighted    Exercisable          Weighted
Average      Shares      Remaining    Average      Shares              Average
Exercise   Underlying   Contractual  Exercise    Underlying           Exercise
 Price      Warrants       Life        Price      Warrants              Price
----------------------- ----------------------  ----------------    ------------

  $ 1.63   6,466,666    0.92 years    $ 1.82    6,466,666              $ 1.82


                                                                    OPTIONS
                OPTIONS OUTSTANDING                               EXERCISABLE
----------------------------------------------  --------------------------------
            Number of    Weighted                 Number of
           Outstanding    Average    Weighted    Exercisable          Weighted
Average      Shares      Remaining    Average      Shares              Average
Exercise   Underlying   Contractual  Exercise    Underlying           Exercise
 Price       Options      Life        Price       Options              Price
---------------------- -----------------------  ----------------    ------------

$ 0.89    662,500      7.50 years    $ 0.87       347,916              $ 0.69

10. AGREEMENTS AND COMMITMENTS

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

b. On January 30, 2006, the Company entered into a five-year lease with East Post Realty, LLC for their administrative facilities located at 45 East Putnam Avenue, Suite 118, Greenwich, CT 06830. The lease commences on March 1, 2006 and runs though February 28, 2011. The Company is obligated for annual payments of $44,200 in year one, $45,240 in year two, $46,800 in year three, $48,360 in year four, $49,920 in year five. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease has two years remaining, through September 30, 2008, at a current annual rental cost of $19,500.

c. On January 31, 2006, Global Gold Mining closed the transaction agreed to in the context of the share purchase agreement, dated as of January 23, 2006, with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to Global Gold Mining in exchange for 100,000 shares of the Company's Common Stock. All assets (including the "Athelea" name) not related to the approximately 27 square kilometer Getik gold/uranium exploration license area were transferred back to the Sellers. AI was renamed the "Getik Mining Company, LLC." A three-year exploration program at the Getik property has been approved and is being implemented. Mr. Frank Pastorino is an officer of the Company and Mr. Simon Cleghorn was an officer of the Company terminating in October of 2006.

d. On April 4, 2006, the Company sold $13,000,000 in common shares in a private placement, pursuant to exemptions from registration requirements of the Securities Act under Regulation D and Regulation S based upon representations and covenants provided by the respective purchasers. The transaction involved the issuance of ten million four hundred thousand shares of common stock at $1.25 per share. Each three shares purchased shall also entitle the purchaser to a warrant for the purchase of an additional one share at the price per share of $2.00 exercisable on or before the sooner of (a) April 1, 2008 or (b) sixty (60) days following a determination by the Company that the weighted average trading price of the common shares over a thirty (30) consecutive trading day period commencing after August 1, 2006 is $3.00 USD or greater. Aton Securities, Inc. of New York City acted as the Managing Private Placement Agent, and as part of its compensation has also been granted warrants to purchase one million (1,000,000) restricted common shares exercisable at the price of $1.25 per share within eighteen months of April 4, 2006.

e. On April 19, 2006, Mego-Gold LLC entered into a contract with Zeppelin International AG to purchase two used Caterpillar Hydraulic Excavators for $293,830.

f. On April 29, 2006, Mego-Gold LLC entered into a contract with Zeppelin International AG to purchase one new D9 bulldozer for $680,000.

g. On August 2, 2006 Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as theowner of the related processing plant and other assets in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, GGM loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable to GGM, in lawful money of the United States of America, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18,

2006, the Company, at its sole option, shall have the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder.

h. On August 18, 2006, Global Gold Mining and Caucasus Resources Pty Ltd ("CR") (which is subsidiary of and Iberian Resources Limited ("Iberian")) have terminated the Marjan Mining Company Joint Venture Agreement entered into as of October 28, 2005. As a result of the termination agreement, the two companies will have no further obligations toward one another with respect to the Marjan mining property. The Marjan mining property is located in Southwestern Armenia, along the Nakichevan border. GGM will continue to develop the Marjan property, and Iberian is focusing its activities in Armenia into bringing the Litchkvadz project (which is a separate 80-20 joint venture with Global Gold Mining) into production.

i. On December 1, 2006, Global Gold Corporation sold $2,250,000 in common shares, pursuant to exemptions from registration requirements of the Securities Act. The transaction involved the exercise of warrants originally issued on November 4, 2004. The transaction involved the issuance of 3,000,000 shares of common stock at $0.75 per share in accordance with the warrants. The purchasers and corresponding shares issued are: Firebird Global Master Fund, Ltd, 1,500,000 shares; Firebird Avrora Fund, Ltd. 750,000 shares; and Firebird Republics Fund, Ltd. 750,000 shares.

j. On December 19, 2006, Global Gold Mining entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" with Caucasus Resources Pty. Ltd. ("CR") a wholly owned subsidiary of Australia based and ASX listed Iberian Resources Limited ("Iberian"). The Agreement restructures the parties' Aigedzor Mining Company Joint Venture to transfer Global Gold Mining's 20% interest to CR in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; and five million shares of Iberian's common stock, which are restricted for one year. If the average closing market price for Iberian shares Common Stock for any consecutive period of thirty trading days during the one year restriction period shall drop below AUS$0.50, GGM shall, subject to the receipt by Iberian of any necessary approvals under the Listing Rules of Australian Stock Exchange Limited, promptly receive from Iberian an additional
2.5 million shares of Iberian's common stock. Global Gold Mining retains the right to participate up to 20% in any new projects undertaken by Iberian or its affiliates in Armenia until August 15, 2015.

11. SUBSEQUENT EVENTS (Unaudited)

a. On January 1, 2007, the Company entered an employment agreement with Hrayr Agnerian, designating him as the Company's Senior Vice President for Exploration and Development. Mr. Agnerian formerly worked at Scott Wilson Roscoe Postle Associates Inc. (Scott Wilson RPA), and is no longer an employee of Scott Wilson RPA. The employment agreement provides that Mr. Agnerian will receive an annual base salary of $62,500, and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. Mr. Agnerian resigned from the Board of Directors effective December 31, 2006. The employment agreement is for an initial term of two years, terminating on December 31, 2008. Pursuant to employment agreement, Mr. Agnerian was also granted (i) Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of the common stock of Global Gold Corporation pursuant to the terms of the Restricted Stock Award to vest in four equal installments of 20,834 shares every six months, commencing on June 1, 2007 and (ii) options to acquire Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of common stock of Company at the rate of 41,667 per year from January 1, 2007 through January 1, 2008 (totaling 83,334) at $0.88 per share (the arithmetic mean of the high and low prices of the Company's stock on December 29, 2006), to vest in two equal installments of 41,667 shares each on January 1, 2007 and January 1, 2008. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

The foregoing descriptions of the Employment Agreement with Mr. Agnerian is qualified in its entirety by reference to the actual terms of the agreement which will be filed as an exhibit to this Form 10-KSB.

b. On January 11, 2007, the Company issued as directors fees to each of the five directors (Nicholas J. Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 Common Stock of the Company each at $.86 per share. The option grants were made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan. In addition, the Company granted 50,000 shares of restricted Common Stock to Harry Gilmore as an initial director's fee at the fair market value of $.86 per share.

c. On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option with the right to a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres), both in the Canadian Province of Newfoundland and Labrador. Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock a the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock, all as described in the exhibit below. In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties.