Form 10QSB
period 2007-03-31
GLOBAL GOLD CORP
filed 2007-05-15
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended March 31, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ____________ to ____________

                         Commission file number 02-69494

                             GLOBAL GOLD CORPORATION
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

                                 (203) 422-2300
                           (Issuer's telephone number)

                                 Not applicable



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

As of May 14, 2007 there were 33,451,885 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheet as of March 31, 2007......................3

        Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 and for the
        development stage period from January 1, 1995
        (inception) through March 31, 2007 ..................................4

        Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006 and for the
        development stage period from January 1, 1995 (inception)
        through March 31, 2007 ..............................................5

        Notes to Consolidated Financial Statements (Unaudited) ...........6-11

Item 2. Management's Discussion and Analysis or Plan of Operation .......11-13

Item 3. Controls and Procedures ............................................13


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings ..................................................13

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.......13-14

Item 3  Defaults Upon Senior Securities ....................................14

Item 4  Submission of Matters to a Vote of Security Holders ................14

Item 5  Other Information ..................................................14

Item 6. Exhibits............................................................15

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                                 March 31, 2007

                                     ASSETS

CURRENT ASSETS:
         Cash                                                                                     $         5,551,294
         Inventories                                                                                          686,747
         Tax refunds receivable                                                                               105,534
         Other current assets                                                                                  69,861
                                                                                                     -----------------
               TOTAL CURRENT ASSETS                                                                         6,413,436

LICENSES, net of accumulated amortization of $641,568                                                       2,568,368
INVESTMENT IN IBERIAN RESOURCES STOCK                                                                       3,079,516
DEPOSITS ON CONTRACTS AND EQUIPMENT                                                                           559,015
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $330,963                                  1,794,680
                                                                                                     -----------------
                                                                                                  $        14,415,015
                                                                                                     =================


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                                                     $           736,073
        Common stock issues subject to put (500,000 shares issued)                                            800,000
                                                                                                     -----------------
               TOTAL CURRENT LIABILITIES                                                                    1,536,073

STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000 shares authorized;
                33,451,885 shares issued and outstanding                                                       32,951
         Additional paid-in-capital                                                                        27,315,769
         Accumulated deficit prior to development stage                                                    (2,907,648)
         Deficit accumulated during the development stage                                                 (12,616,177)
         Accumulated other comprehensive income                                                             1,054,047
                                                                                                     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                                  12,878,942
                                                                                                     -----------------
                                                                                                  $        14,415,015
                                                                                                     =================




    The accompanying notes are an integral part of these financial statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

      UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                         Cumulative amount
                                                                                                               from
                                                           January 1, 2007           January 1, 2006      January 1, 1995
                                                               through                 through               through
                                                           March 31, 2007            March 31, 2006       March 31, 2007
                                                          ------------------       -----------------      -------------------
REVENUES                                               $                  -     $                 -    $               5,985
                                                          ------------------       -----------------      -------------------

EXPENSES:
General and administrative                                        1,327,985                 321,714               10,353,492
Mine exploration costs                                              358,446                 325,250                3,942,171
Amortization and depreciation                                       177,849                 104,738                  966,730
Write-off on investment                                                   -                       -                  135,723
Gain on sale of investment                                                -                       -                 (319,641)
Loss/(Gain) from investment in joint ventures                             -                  30,156               (3,138,965)
Interest expense                                                          -                  32,365                  274,000
Loss/(Gain) on foreign exchange                                           -                       -                   70,971
Interest income                                                     (58,356)                 (2,135)                (286,540)
                                                          ------------------       -----------------      -------------------
      TOTAL EXPENSES                                              1,805,924                 812,088               11,997,941
                                                          ------------------       -----------------      -------------------

Loss from Continuing Operations                                  (1,805,924)               (812,088)             (11,991,956)

Discontinued Operations:
       Loss from discontinued operations                                  -                       -                  386,413
       Loss on disposal of discontinued operations                        -                       -                  237,808
                                                          ------------------       -----------------      -------------------

Net Loss Applicable to Common Shareholders                       (1,805,924)               (812,088)             (12,616,177)

Foreign currency translation adjustment                              85,278                 (13,219)                 536,023
Unrealized gain on investments                                      121,560                       -                  475,035
                                                          ------------------       -----------------      -------------------
Comprehensive Net Loss                                 $         (1,599,086)    $          (825,307)   $         (11,605,119)
                                                          ==================       =================      ===================

NET LOSS PER SHARE-BASIC
           AND DILUTED                                 $              (0.05)    $             (0.04)
                                                          ==================       =================

WEIGHTED AVERAGE SHARES
          OUTSTANDING - BASIC AND DILUTED                        33,439,302              18,111,034
                                                          ==================       =================


  The accompanying notes are an integral part of these financial statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      January 1, 1995
                                                                 January 1, 2007     January 1, 2006 Cumulative amount
                                                                    through             through          through
                                                                   March 31, 2007    March 31, 2006   March 31, 2007
                                                                 -----------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                      $     (1,805,924)  $        (812,088)  $    (12,616,177)
Adjustments to reconcile net loss
to net cash used in operating activities:
       Amortization of unearned compensation                           255,702             154,395          2,048,996
       Stock option expense                                            307,532                   -            533,426
       Amortization expense                                             95,033              95,221            861,626
       Depreciation expense                                             82,816               9,517            331,012
       Accrual of stock bonuses issued in 2007                               -                   -            (27,950)
       Write-off of investment                                               -                   -            135,723
       Loss on disposal of discontinued operations                           -                   -            237,808
       Equity in loss on joint venture                                       -              30,156             12,000
       Gain on extinguishment of debt                                        -                   -           (110,423)
       Gain on sale of investments (non-cash portion)                        -                   -         (2,470,606)
       Other non-cash expenses                                               -              24,386            199,637
Changes in assets and liabilities:
       Other current and non current assets                           (114,364)             (7,368)        (1,063,383)
       Accounts payable and accrued expenses                          (114,909)             32,366          1,076,691
                                                                 --------------      --------------    ---------------
       NET CASH FLOWS USED IN OPERATING ACTIVITIES                  (1,294,114)           (473,415)       (10,851,620)
                                                                 --------------      --------------    ---------------
INVESTING ACTIVITIES:
       Purchase of property, plan and equipment                       (140,758)             (3,275)        (1,752,591)
       Deposits on contract and equipment                             (115,492)                  -           (115,492)
       Proceeds from sale of Armenia mining interest                         -                   -          1,891,155
       Proceeds from sale of investment in common stock of Sterlite Gold     -                   -            246,767
       Investment in joint ventures                                          -                   -           (260,000)
       Investment in mining licenses                                         -                   -         (4,092,936)
                                                                 --------------      --------------    ---------------
       NET CASH USED IN INVESTING ACTIVITIES                          (256,250)             (3,275)        (4,083,097)
                                                                 --------------      --------------    ---------------
FINANCING ACTIVITIES:
       Net proceeds from private placement offering                          -                   -         17,680,104
       Repurchase of common stock                                            -                   -            (25,000)
       Due to related parties                                                -                   -            (22,218)
       Warrants exercised                                                    -                   -          2,305,750
                                                                 --------------      --------------    ---------------
       NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                       -                   -         19,938,636
                                                                 --------------      --------------    ---------------
EFFECT OF EXCHANGE RATE ON CASH                                         85,278             (13,219)           536,023
                                                                 --------------      --------------    ---------------
NET INCREASE (DECREASE) IN CASH                                     (1,465,086)           (489,909)         5,539,942

CASH AND CASH EQUIVALENTS - beginning of period                      7,016,380             546,912             11,352
                                                                 --------------      --------------    ---------------
CASH AND CASH EQUIVALENTS - end of period                     $      5,551,294   $          57,003   $      5,551,294
                                                                 ==============      ==============    ===============
SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                             $              -   $               -   $          2,683
                                                                 ==============      ==============    ===============
Interest paid                                                 $              -   $               -   $         15,422
                                                                 ==============      ==============    ===============
Noncash Transactions:
Stock issued for deferred compensation                        $         71,667   $         375,000   $      3,665,167
                                                                 ==============      ==============    ===============
Stock forfeited for deferred compensation                     $              -   $               -   $        742,500
                                                                 ==============      ==============    ===============
Stock issued for mine acquisition                             $              -   $         150,000   $      1,115,000
                                                                 ==============      ==============    ===============
Stock issued for accounts payable                             $              -   $               -   $         25,000
                                                                 ==============      ==============    ===============
Stock issued in exchange for services                         $              -   $          36,000   $              -
                                                                 ==============      ==============    ===============

   The accompanying notes are an integral part of these financial statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

      Notes to Consolidated Financial Statements (Unaudited) March 31, 2007

1. ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the development stage activities of the Company and its wholly owned subsidiaries from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through March 31, 2007.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2006 annual report on Form 10-KSB. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2007. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at March 31, 2007, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $5,985 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $11,600,000. On December 19, 2006, Global Gold Mining restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; and five million shares of Iberian Resources Limited's common stock. Management held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at March 31, 2007 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value.

Fair Value of Financial Instruments - The Company's financial instruments includes cash, accounts payable, and accured expenses. The Company believes that the carrying amounts of these accounts are reasonable estimates of their fair value because of the short-term nature of such instruments.

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

Inventory - Inventory consists of the following:

                                                  For the three
                                                  months ended
                                                    March 31,
                                                       2007
                                                       ----

        Ore ....................................  $   520,146
        Concentrate ............................       16,064
        Materials, supplies and other ..........      150,537
                                                  -----------
        Total Inventory.........................  $   686,747
                                                  ===========

Ore inventory consists of unprocessed ore at the Tukhmanuk mining site in Armenia. The unprocessed ore is stated at the lower of cost or market.

Investment in Iberian Resources Stock - The Company classifies its existing restricted marketable equity securities as available for sale in accordance with SFAS No. 115. These securities are carried at fair market value. Unrealized gains or losses of marketable securities available for sale are recognized as an element of comprehensive income on a quarterly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges.

Deposits on Contracts and Equipment - The Company has made several deposits for purchases, the majority of which is for the potential acquisitions of new properties, deposits on options to acquire properties, and the remainder for the purchase of mining equipment.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive. As of March 31, 2007 and 2006, the Company's outstanding options were 1,245,834 and 150,000, respectively, and warrants were 6,466,666 and 2,000,000, respectively.

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

During the transition period of the Company's adoption of SFAS 123R, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

               Expected Life (Years) .................      1-3
               Interest Rate .........................   5.0-5.7%
               Annual Rate of Dividends ..............       0%
               Volatility ............................   100-306%

For the three months ended March 31, 2007, net loss and loss per share reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2007 was $563,233. The expense for stock-based compensation is a non-cash expense item.

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

                                               For the three  For the three
                                               months ended   months ended
                                                March 31,      March 31,
                                                  2007           2006
                                                  ----           ----

     Net loss as reported ...................  $(1,805,924)  $  (812,088)
     Deduct: Total stock-based compensation
      expense determined under fair
      value-based method for all
      awards, net of related tax effect .....        -              -
                                               -----------   -----------
     Pro forma net loss .....................  $(1,805,924)  $  (812,088)
                                               ===========   ===========
     Basic and diluted net loss per share
      as reported ...........................  $     (0.05)  $     (0.04)
                                               ===========   ===========
     Basic and diluted pro forma net loss
      per share .............................  $     (0.05)  $     (0.04)
                                               ===========   ===========
     Weighted average shares outstanding        33,439,302    18,111,034
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

Concentration Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States, Armenia, and Chile. As of March 31, 2007, bank deposits in the United States exceeded federally insured limits by approximately $4,726,000. At March 31, 2007, the Company had approximately $465,000 in Armenian bank deposits and $160,000 in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2007.

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

New Accounting Standards - In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a two-step process to determine the amount of tax benefit to be recognized. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon external examination. If the tax position is deemed "more-likely-than-not" to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50% likelihood of being realized upon ultimate settlement. We were required to adopt FIN 48 effective as of January 1, 2007. We are currently evaluating the effect FIN 48 will have on our financial statements. We do not expect the impact will be material.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. We are currently evaluating the potential impact of FSP EITF 00-19-2 on our financial statements. We do not expect the impact will be material.

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


3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers and Directors:

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

On January 11, 2007, the Company declared a stock bonus to Dr. Urquhart of 10,000 shares of common stock at $0.86 per share for a total value of $8,600. The Company also declared stock bonuses to 64 employees in Armenia for a total of 20,750 shares of common stock at $0.86 per share for a total value of $17,845. The $26,445 was included in officers' compensation and in accounts payable and accrued expenses as of December 31, 2006.

On January 11, 2007, the Company also declared stock bonuses to 8 key employees in Armenia for a total of 32,500 shares of common stock at $0.86 per share for a total value of $27,950 which vest over 2 years. As of December 31, 2006, the $27,950 was included in unearned compensation and in accounts payable and accrued expenses.

On January 11, 2007, the Company issued as directors fees to each of the five directors (Nicholas J. Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 shares of Common Stock of the Company each at $.86 per share. The option grants were made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan. In addition, the Company granted 50,000 shares of restricted Common Stock to Harry Gilmore as an initial director's fee at the fair market value of $.86 per share.

Cash compensation expense for the three months ended March 31, 2007 and March 31, 2006 was $277,763 and $176,500, respectively.

The amount of unearned compensation amortized for the three months ended March 31, 2007 and March 31, 2006 was $255,702 and $154,395, respectively.

4. EQUITY TRANSACTIONS - COMMON STOCK ISSUED SUBJECT TO PUT

On August 2, 2006, Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, Global Gold Mining loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable to Global Gold Mining, in lawful money of the United States of America, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, shall have the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder.

5. AGREEMENTS

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

6. SUBSEQUENT EVENTS

On April 12, 2007, Global Gold Uranium entered an agreement to acquire an option for the Cochrane Pond license area in southeastern Newfoundland, Canada (the Agreement") with Commander Resources Ltd. ("Commander") and Bayswater Uranium Corp. ("Bayswater"). The Cochrane Pond property consists of 2,600 claims within 61,000 hectares (approximately 150,708 acres), and a map showing the location is available on the Global Gold website. The Agreement is subject to board approval and the conclusion of an option agreement. The relevant boards subsequently approved. Major terms include the following. Global Gold Uranium may earn a 51% equity interest over a period of four years in Cochrane Pond Property by completing:

1. Cash payments of US $700,000 over four year period.

2. Share issuance of 350,000 shares of Global Gold Corporation; 50 % each to Commander and Bayswater over a four year period.

3. Property expenditures over four year period of C$3.5 million.

Upon Global Gold Uranium vesting 51% in the Property, Global Gold Uranium may elect to increase its equity position to 60% by either:

a. Additional property expenditures of C$2.0 million over the following consecutive two years, or

b. Delivering a feasibility study on the Property over the following consecutive three years.

Once Global Gold Uranium has vested the Second Stage, a joint venture will be formed, 60% as to Global Gold Uranium and 40% as to Commander and Bayswater. The project will be funded pro-rata by parties according to their retained interest. If either Global Gold Uranium's or the Commander/Bayswater interest is diluted below 10%, that party's interest will convert to a royalty.

Either party may, at any time up to the commencement of commercial production, elect to convert its respective interest to a 2% gross uranium sales royalty in the case of a uranium deposit or a 2% NSR in the case of a non-uranium deposit. In either case, 50% of the royalty obligation may be purchased at any time prior to commercial production for a $1,000,000 cash payment, all as described in the contract which was filed as an exhibit to Form 8K filed on April 12, 2007.

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

RESULTS OF OPERATIONS

THREE-MONTHS ENDED MARCH 31, 2007 AND THREE-MONTHS ENDED MARCH 31, 2006

During the three-month period ended March 31, 2007, the Company's administrative and other expenses were $1,327,985 which represented an increase of $1,006,271 from $321,714 in the same period last year. The expense increase was primarily attributable to higher cash compensation expense of $101,263, stock compensation expense of $101,307, option expense of $307,532, accounting expenses of $15,680, travel expense of $26,769 and legal expenses of $271,280.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, the Company's total assets were $14,415,015, of which $5,551,294 consisted of cash or cash equivalents.

The Company's plan of operation for at least the twelve months ending March 31, 2007:

(a) To develop the Tukhmanuk, Getik, Hankavan, and Marjan mining properties in Armenia and to engage in further exploration in Armenia, Chile and Canada to generate cash flow and establish gold, uranium, copper, and molybdenum reserves to Western standards;

(b) To review and acquire additional mineral bearing properties in the Former Soviet Union, Chile, and North America; and

(c) Pursue additional financing through private placements and joint ventures.

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

The Company retains the right to participate up to 20% in any new projects undertaken by Iberian Resources Limited or its affiliates in Armenia until August 15, 2015. In addition, the Company has a 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties in a 20 kilometer radius of the town of Aigedzor in southern Armenia. On February 28, 2007, Iberian Resources Limited announced it is merging with Tamaya Resources Limited.

At Tukhmanuk, approval for a new tailings dam has been granted, with construction commencing in the 2nd Quarter of 2007, and the processing plant is being upgraded. A new assay lab has been equipped and is operational. Approximately 13,000 meters of drilling have been completed. The purpose of this drill program was to confirm the Armenian state committee on reserves records. Analysis of the drill program is not expected to be complete until the 3rd Quarter of 2007. Based on preliminary analysis, it is anticipated that Tukhmanuk may include a wider zone of mineralization to be bulk mined, rather than a higher grade narrow vein underground operation as the initial reports indicated.

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

The Company has previously reported that it is aware that another company has been using a similar name in the CIS and counsel has received assurances the other company would cease using the similar name and that company was in the process of changing its name. That company has now provided official documentation that it has changed its name to one that is not similar to Global Gold.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On January 11, 2007, the Company declared a stock bonus to Dr. Urquhart of 10,000 shares of common stock at $0.86 per share for a total value of $8,600. The Company also declared stock bonuses to 64 employees in Armenia for a total of 20,750 shares of common stock at $0.86 per share for a total value of $17,845. The $26,445 was included in officers' compensation and in accounts payable and accrued expenses as of December 31, 2006. The Company also declared stock bonuses to 8 key employees in Armenia for a total of 32,500 shares of common stock at $0.86 per share for a total value of $27,950 which vest over 2 years. As of December 31, 2006, the $27,950 was included in unearned compensation and in accounts payable and accrued expenses. The Company issued such securities in reliance upon Section 4(2) of the Act.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheet as of March 31, 2007; Statements of Operations and Comprehensive Loss for the three-months ended March 31, 2007 and March 31, 2006, and for the development stage period from January 1, 1995 through March 31, 2007, and Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006, and for the development stage period from January 1, 1995 through March 31, 2007 and the Exhibits which are listed on the Exhibit Index


EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

Exhibit 10.1 Employment Agreement, dated as of January 1, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (1)

Exhibit 10.2    Labrador Uranium Claims Agreement, dated January 18, 2007. (2)

Exhibit 10.3    Cochrane Pond Option Agreement, dated April 12, 2007. (3)

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

(1) Incorporated herein by reference to Exhibit 10.7 to the Company's annual report on 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007.

(2) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on January 24, 2007.

(3) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on April 16, 2007.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GLOBAL GOLD CORPORATION

Date: May 15, 2007                 /s/ Van Z. Krikorian
                                       --------------------------
                                       Van Z. Krikorian
                                       Chairman and Chief Executive Officer