Form 10QSB
period 2007-06-30
GLOBAL GOLD CORP
filed 2007-08-14
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended June 30, 2007

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

                                 Not applicable
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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

As of August 14, 2007 there were 33,716,051 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

      TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheet as of June 20,2007 .........................3

        Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and June 30, 2006 and for the development stage period from January 1, 1995
        (inception) through June 30, 2007 .....................................4

        Consolidated Statements of Cash Flows for the six months
        ended June 30, 2007 and June 30, 2006 and for the
        development stage period from January 1, 1995 (inception)
        through June 30, 2007 .................................................5

        Notes to Consolidated Financial Statements (Unaudited) .............6-12

Item 2. Management's Discussion and Analysis or Plan of Operation .........13-14

Item 3. Controls and Procedures ..............................................14


  PART II OTHER INFORMATION

Item 1. Legal Proceedings ....................................................15

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.........15-16

Item 3  Defaults Upon Senior Securities ......................................16

Item 4  Submission of Matters to a Vote of Security Holders ..................16

Item 5  Other Information ....................................................16

Item 6. Exhibits..............................................................17

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                            GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                                  (A Development Stage Company)

                              UNAUDITED CONSOLIDATED BALANCE SHEET

                                          June 30, 2007

                                             ASSETS

CURRENT ASSETS:
         Cash                                                                                     $         2,686,842
         Inventories                                                                                          583,602
         Tax refunds receivable                                                                                98,557
         Prepaid expenses                                                                                      43,517
         Other current assets                                                                                 131,238
                                                                                                     -----------------
               TOTAL CURRENT ASSETS                                                                         3,543,756

LICENSES, net of accumulated amortization of $736,601                                                       2,473,335
INVESTMENT IN TAMAYA RESOURCES LIMITED STOCK                                                                4,582,980
DEPOSITS ON CONTRACTS AND EQUIPMENT                                                                         1,883,772
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $445,860                                  1,933,035
                                                                                                     -----------------
                                                                                                  $        14,416,878
                                                                                                     =================


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                                                     $           291,470
        Common stock issues subject to put (500,000 shares issued)                                            800,000
                                                                                                     -----------------
               TOTAL CURRENT LIABILITIES                                                                    1,091,470


STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000 shares authorized;
                        33,888,551 shares issued and outstanding                                               33,388
         Additional paid-in-capital                                                                        27,723,089
         Accumulated deficit prior to development stage                                                    (2,907,648)
         Deficit accumulated during the development stage                                                 (14,334,266)
         Accumulated other comprehensive income                                                             2,810,845
                                                                                                     -----------------
               TOTAL STOCKHOLDERS' EQUITY                                                                  13,325,408
                                                                                                     -----------------
                                                                                                  $        14,416,878
                                                                                                     =================


The accompanying notes are an integral part of these unaudited consolidated financial statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS



                                                                                                                   Cumulative amount
                                                      Three Months Ended                Six Months Ended                from
                                                            June 30,                         June 30,                January 1, 1995
                                                 -----------------------------    ------------------------------         through
                                                     2007            2006             2007            2006            June 30, 2007
                                                 -------------   -------------    --------------  --------------   -----------------

REVENUES                                      $             - $         5,600  $              - $         5,600 $             5,985
                                                 -------------   -------------    --------------  --------------   -----------------

EXPENSES
General and administrative                            934,391         658,235         2,262,376         979,949          11,287,883
Mine exploration costs                                592,277         430,438           950,723         755,688           4,534,448
Amortization and depreciation                         226,636         114,336           404,485         219,074           1,193,366
Write-off of investment                                     -               -                 -               -             135,723
Gain on sale of investment                                  -               -                 -               -            (319,641)
Loss/(Gain) from investment in joint ventures               -          22,756                 -          52,912          (3,138,965)
Interest expense                                            -          32,365                 -          64,730             274,000
Loss/(Gain) from foreign exchange                           -               -                 -               -              70,971
Interest income                                       (35,215)        (80,600)          (93,571)        (82,735)           (321,755)
                                                 -------------   -------------    --------------  --------------   -----------------

TOTAL EXPENSES                                      1,718,089       1,177,530         3,524,013       1,989,618          13,716,030
                                                 -------------   -------------    --------------  --------------   -----------------

Loss from Continuing Operations                    (1,718,089)     (1,171,930)       (3,524,013)     (1,984,018)        (13,710,045)

Discontinued Operations
     Loss from discontinued operations                      -               -                 -               -             386,413
     Loss on disposal of discontinued operations            -               -                 -               -             237,808
                                                 -------------   -------------    --------------  --------------   -----------------


Net Loss Applicable to Common Shareholders         (1,718,089)     (1,171,930)       (3,524,013)     (1,984,018)        (14,334,266)

Foreign currency translation adjustment               138,561          (2,262)          223,839         (15,481)            674,584
Unrealized gain on investments                      1,357,920               -         1,479,480               -           1,832,955
                                                 -------------   -------------    --------------  --------------   -----------------


Comprehensive Net Loss                        $      (221,608) $   (1,174,192) $     (1,820,694) $   (1,999,499) $      (11,826,727)
                                                 =============   =============    ==============  ==============   =================

NET LOSS PER SHARE-BASIC
           AND DILUTED                        $         (0.05)          (0.04) $          (0.11) $        (0.09)
                                                 =============   =============    ==============  ==============

WEIGHTED AVERAGE
          SHARES OUTSTANDING                       33,630,859      28,347,774        33,535,610      23,257,682
                                                 =============   =============    ==============  ==============



The accompanying notes are an integral part of these unaudited consolidated financial statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      January 1, 1995
                                                                 January 1, 2007     January 1, 2006 Cumulative amount
                                                                    through             through          through
                                                                    June 30, 2007     June 30, 2006   June 30, 2007
                                                                 -----------------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                      $     (3,524,013)  $      (1,984,018)  $    (14,334,266)
Adjustments to reconcile net loss
to net cash used in operating activities:
       Amortization of unearned compensation                           483,178             337,113          2,276,472
       Stock option expense                                            343,812              21,666            569,706
       Amortization expense                                            190,066             196,692            956,659
       Depreciation expense                                            214,419              22,382            462,615
       Accrual of stock bonuses issued in 2007                               -                   -            (27,950)
       Write-off of investment                                               -                   -            135,723
       Loss on disposal of discontinued operations                           -                   -            237,808
       Equity in loss on joint venture                                       -              52,912             12,000
       Gain on extinguishment of debt                                        -                   -           (110,423)
       Gain on sale of investments (non-cash portion)                        -                   -         (2,470,606)
       Other non-cash expenses                                               -              24,386            199,637
Changes in assets and liabilities:
       Other current and non current assets                         (1,428,338)         (2,088,500)        (2,377,357)
       Accounts payable and accrued expenses                          (559,512)             (3,277)           632,088
                                                                 --------------      --------------    ---------------
       NET CASH FLOWS USED IN OPERATING ACTIVITIES                  (4,280,388)         (3,420,644)       (13,837,894)
                                                                 --------------      --------------    ---------------
INVESTING ACTIVITIES:
       Purchase of property, plan and equipment                       (394,010)           (138,659)        (2,005,843)
       Proceeds from sale of Armenia mining interest                         -                   -          1,891,155
       Proceeds from sale of investment in common stock
          of Sterlite Gold                                                   -                   -            246,767
       Investment in joint ventures                                          -                   -           (260,000)
       Investment in mining licenses                                         -                   -         (4,092,936)
                                                                 --------------      --------------    ---------------
       NET CASH USED IN INVESTING ACTIVITIES                          (394,010)           (138,659)        (4,220,857)
                                                                 --------------      --------------    ---------------
FINANCING ACTIVITIES:
       Net proceeds from private placement offering                     16,500          12,235,031         17,696,604
       Repurchase of common stock                                            -                   -            (25,000)
       Due to related parties                                                -                   -            (22,218)
       Warrants exercised                                                    -                   -          2,305,750
                                                                 --------------      --------------    ---------------
       NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                  16,500          12,235,031         19,955,136
                                                                 --------------      --------------    ---------------
EFFECT OF EXCHANGE RATE ON CASH                                        328,360            (152,665)           779,105
                                                                 --------------      --------------    ---------------
NET INCREASE (DECREASE) IN CASH                                     (4,329,538)          8,523,063          2,675,490

CASH AND CASH EQUIVALENTS - beginning of period                      7,016,380             546,912             11,352
                                                                 --------------      --------------    ---------------
CASH AND CASH EQUIVALENTS - end of period                     $      2,686,842   $       9,069,975   $      2,686,842
                                                                 ==============      ==============    ===============
SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid                                             $              -   $               -   $          2,683
                                                                 ==============      ==============    ===============

Interest paid                                                 $              -   $               -   $         15,422
                                                                 ==============      ==============    ===============
Noncash Transactions:

Stock issued for deferred compensation                        $        408,662   $       1,983,500   $      4,002,162
                                                                 ==============      ==============    ===============
Stock forfeited for deferred compensation                     $        187,500   $               -   $        930,000
                                                                 ==============      ==============    ===============
Stock issued for mine acquisition                             $        127,500   $         150,000   $      1,242,500
                                                                 ==============      ==============    ===============
Stock issued for accounts payable                             $              -   $               -   $         25,000
                                                                 ==============      ==============    ===============
Stock issued in exchange for services                         $              -   $          36,000   $              -
                                                                 ==============      ==============    ===============

The accompanying notes are an integral part of these unaudited consolidated financial statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

       Notes to Unaudited Consolidated Financial Statements June 30, 2007

1. ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the development stage activities of the Company and its wholly owned subsidiaries from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through June 30, 2007.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2006 annual report on Form 10-KSB. The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2007. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at June 30, 2007, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $5,985 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $14,300,000. On December 19, 2006, Global Gold Mining restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; and five million shares of Iberian Resources Limited's common stock. Iberian Resources Limited subsequently merged into Tamaya Resources Limited and the five million Iberian shares were converted into twenty million shares of Tamaya Resources Limited. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects in Canada or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at June 30, 2007 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments - The Company's financial instruments includes cash, accounts payable, and accrued expenses. The Company believes that the carrying amounts of these accounts are reasonable estimates of their fair value because of the short-term nature of such instruments.

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

Inventory - Inventory consists of the following:

                                                                         As at
                                                                        June 30,
                                                                         2007
                                                                         ----

                               Ore ................................. $   552,456
                               Concentrate .........................      17,061
                               Materials, supplies and other .......      14,085
                                                                     -----------
                               Total Inventory...................... $   583,602
                                                                     ===========

Ore inventory consists of unprocessed ore at the Tukhmanuk mining site in Armenia. The unprocessed ore is stated at the lower of cost or market.

Investment in Tamaya Resources Limited Stock - The Company classifies its existing restricted marketable equity securities as available for sale in accordance with SFAS No. 115. These securities are carried at fair market value. Unrealized gains or losses of marketable securities available for sale are recognized as an element of comprehensive income on a quarterly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive. As of June 30, 2007 and 2006, the Company's outstanding options were 1,262,500 and 150,000, respectively, and warrants were 6,466,666 and 6,466,666, respectively.

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

During the transition period of the Company's adoption of SFAS 123R, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

                                          Expected Life (Years) ...........  1-3
                                          Interest Rate ..............  5.0-5.7%
                                          Annual Rate of Dividends .........  0%
                                          Volatility .................  100-306%


For the six months ended June 30, 2007, net loss and loss per share reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2007 was $821,782. The expense for stock-based compensation is a non-cash expense item.

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

Foreign Currency Translation - The assets and liabilities of non-U.S. subsidiaries are translated into U.S. Dollars at period end exchange rates. Income and expense items are translated at average exchange rates during the period. Cumulative translation adjustments are shown as a separate component of stockholders' equity.

Depreciation, Depletion and Amortization - Capitalized costs are depreciated or depleted using the straight-line method or units-of-production method at rates sufficient to depreciate such costs over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 20 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually.

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

Concentration Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States, Armenia, and Chile. As of June 30, 2007, bank deposits in the United States exceeded federally insured limits by approximately $2,160,000. At June 30, 2007, the Company had approximately $210,000 in Armenian bank deposits and $140,000 in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2007.

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

3. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers and Directors:

On January 1, 2007, the Company entered an employment agreement with Hrayr Agnerian, designating him as the Company's Senior Vice President for Exploration and Development. Mr. Agnerian formerly worked at Scott Wilson Roscoe Postle Associates Inc. (Scott Wilson RPA), and is no longer an employee of Scott Wilson RPA. The employment agreement provides that Mr. Agnerian will receive an annual base salary of $62,500, and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. Mr. Agnerian resigned from the Board of Directors effective December 31, 2006. The employment agreement is for an initial term of two years, terminating on December 31, 2008. Pursuant to employment agreement, Mr. Agnerian was also granted (i) Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of the common stock of Global Gold Corporation pursuant to the terms of the Restricted Stock Award to vest in four equal installments of 20,834 shares every six months, commencing on June 1, 2007 and (ii) options to acquire Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of common stock of Company at the rate of 41,667 per year from January 1, 2007 through January 1, 2008 (totaling 83,334) at $0.88 per share (the arithmetic mean of the high and low prices of the Company's stock on December 29, 2006), to vest in two equal installments of 41,667 shares each on January 1, 2007 and January 1, 2008. On June 15, 2007, the Company entered into an amendment to the employment agreement of Mr. Hrayr Agnerian with respect to his employment as Senior Vice President for Exploration and Development of the Company. The revised Employment Agreement provides that Mr. Agnerian will receive an annual base salary of $150,000, representing a 140% increase over his previous salary effective June 1, 2007 and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The amended Employment Agreement terminates on December 31, 2008. Pursuant to the revised agreement, Mr. Agnerian was also granted an additional (i) 116,666 shares of restricted stock to vest in three equal installments of 38,889 shares each on December 31, 2007, June 30, 2008 and December 31, 2008 and (ii) 116,666 stock options to purchase Common Stock at $0.83 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2007), to vest in equal installments of 58,333 shares each on December 31, 2007, and December 31, 2008. The restricted stock and options previously awarded to Mr. Agnerian will continue to vest pursuant to his original Employment Agreement. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

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

On June 15, 2007, the Company approved a new employment agreement for Jan Dulman with respect to his employment as the Controller of the Company. The Board of Directors unanimously elected Mr. Dulman as the Chief Financial Officer. The revised new agreement provides that Mr. Dulman will resign as Controller and assume the title of Chief Financial Officer effective June 1, 2007 and will receive an annual base salary of $125,000, representing a 108% increase over his previous salary and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The new agreement is for two years and two months terminating on July 31, 2009. Pursuant to the new agreement, Mr. Dulman was also granted (i) 150,000 shares of restricted stock to vest in four equal installments of 37,500 shares each on January 31, 2008, July 31, 2008, January 31, 2009 and July 31, 2009 and (ii) 150,000 stock options to purchase Common Stock at $0.83 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2007), to vest in equal installments of 75,000 shares each on August 1, 2007, and August 1, 2008. The restricted stock and options previously awarded to Mr. Dulman will continue to vest pursuant to his original Employment Agreement. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On June 15, 2007, the Company approved the employment agreement of Lester Caesar with respect to his employment as the Controller effective June 1, 2007. Effective August 1, 2007, Mr. Caesar will receive an annual base salary of $30,000, representing a 29% decrease over his previous salary and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The new agreement is for one year commencing on August 1, 2007 and terminating on July 31, 2008. Pursuant to the new agreement, Mr. Caesar was also granted 20,000 shares of restricted stock to vest in equal installments of 10,000 shares each on January 31, 2007, and July 31, 2008. The restricted stock previously awarded to Mr. Caesar will continue to vest pursuant to his original employment agreement. The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.

On June 18, 2007, the resignation of Mr. Michael Mason as the President and Chief Operating Officer of the Company and his assumption of consultant role was effective. In connection with this transition and pursuant to the applicable restricted stock awards from the Company, a total of 150,000 shares and 100,000 options previously granted to Mr. Mason did not vest and have reverted back to the Company.

On June 20, 2007, Global Gold Corporation sold $16,500 in common shares, pursuant to exemptions from registration requirements of the Securities Act to Drury Gallagher, the Company's Chairman Emeritus, Treasurer and Secretary. The transaction involved the exercise of options originally issued on June 30, 2002. The transaction involved the issuance of 150,000 shares of common stock at $0.11 per share in accordance with the options.

Cash compensation expense for the six months ended June 30, 2007 and June 30, 2006 was $609,610 and $359,945, respectively.

The amount of unearned compensation amortized for the six months ended June 30, 2007 and June 30, 2006 was $493,386 and $337,113, respectively.

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

5. AGREEMENTS

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option with the right to a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres), both in the Canadian Province of Newfoundland and Labrador. Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock a the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock, all as described in the exhibit below. In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties. With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007.

On April 12, 2007, Global Gold Uranium entered an agreement to acquire an option for the Cochrane Pond license area in southeastern Newfoundland, Canada ("the Agreement") with Commander Resources Ltd. ("Commander") and Bayswater Uranium Corp. ("Bayswater"). The Cochrane Pond property consists of 2,600 claims within 61,000 hectares (approximately 150,708 acres), and a map showing the location is available on the Global Gold website. The Agreement is subject to board approval and the conclusion of an option agreement. The relevant boards subsequently approved. Major terms include the following. Global Gold Uranium may earn a 51% equity interest over a period of four years in Cochrane Pond Property by completing:

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

Either party may, at any time up to the commencement of commercial production, elect to convert its respective interest to a 2% gross uranium sales royalty in the case of a uranium deposit or a 2% NSR in the case of a non-uranium deposit. In either case, 50% of the royalty obligation may be purchased at any time prior to commercial production for a $1,000,000 cash payment. As of June 30, 2007, the Company has paid $200,000 and issued 150,000 shares of the Company's common stock, 75,000 shares each to Commander and Bayswater.

On May 30, 2007, Global Gold Mining acquired the remaining twenty percent interest that it did not own of Getik Mining Company, LLC, from the original sellers (Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino), leaving Global Gold Mining as the owner of one hundred percent of Getik Mining Company, LLC.

6. SUBSEQUENT EVENTS

On July 31, 2007, the holders of Warrants to purchase 2,000,000 shares of the Common Stock of the Company, at an exercise price of $1.42, allowed the warrants to expire. The Company and its Board of Directors allowed the Warrants to expire and did not issue an extension or amendment of their terms.

On August 2, 2007, the resignation of Mr. Frank Pastorino as the Director of Business Operations in Armenia of Global Gold Mining was effective. In connection with this transition and pursuant to the applicable restricted stock awards from the Company, a total of 22,500 shares previously granted to Mr. Pastorino did not vest and have reverted back to the Company.

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

RESULTS OF OPERATIONS

SIX-MONTHS ENDED JUNE 30, 2007 AND SIX-MONTHS ENDED JUNE 30, 2006

During the six-month period ended June 30, 2007, the Company's administrative and other expenses were $2,242,010 which represented an increase of $1,245,214 from $996,796 in the same period last year. The expense increase was primarily attributable to higher cash compensation expense of $249,665, stock compensation expense of $106,273, option expense of $322,146, accounting expenses of $25,680, travel expense of $30,754 and legal expenses of $171,364. During the six-month period ended June 30, 2007, the Company's mine exploration costs were $950,723 which represented an increase of $195,035 from $755,688 in the same period last year. The expense increase was primarily attributable to the increased mining activity at the Hankavan property of $169,672. During the six-month period ended June 30, 2007, the Company's amortization and depreciation expenses were $404,485 which represented an increase of $185,411 from $219,074 in the same period last year. The expense increase was primarily attributable to the increased depreciation expense of $192,037.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, the Company's total assets were $14,416,878, of which $2,686,842 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending June 30, 2008:

 (a) To develop the Tukhmanuk, Getik, Hankavan, Marjan, and other mining properties in Armenia and to engage in further exploration and acquisitions in Armenia, Chile and Canada to generate cash flow and establish gold, uranium, copper, and molybdenum reserves to Western standards;

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

The Company retains the right to participate up to 20% in any new projects undertaken by Iberian Resources Limited, which has merged into Tamaya Resources Limited, or its affiliates in Armenia until August 15, 2015. In addition, the Company has a 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties in a 20 kilometer radius of the town of Aigedzor in southern Armenia. On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited, and Tamaya is now developing those properties.

At Tukhmanuk, approval for a new tailings dam has been granted, construction has commenced, and the processing plant is being upgraded. Production is anticipated in the 3rd Quarter of 2007. A new assay lab has been equipped and is operational. Approximately 13,000 meters of drilling have been completed. The purpose of this drill program was to confirm the Armenian state committee on reserves records. Analysis of the drill program is not expected until the end of the 3rd Quarter of 2007. Based on preliminary analysis, it is anticipated that Tukhmanuk may include a wider zone of mineralization to be bulk mined, rather than a higher grade narrow vein underground operation as the initial reports indicated.

GGH, which is the license holder for the Hankavan and Marjan properties, has been the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources, Vartan Ayvazyan. The Company has reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister has taken the position that the licenses at Hankavan and Marjan have been terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirm the continuing validity of the licenses. The Company has received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. Damages will be determined during the arbitration proceedings. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. The Ministry of Environment has also sent a notice to terminate Global Gold Mining's license at Getik. Global Gold Mining continues to work at this property and will oppose any attempt to terminate this license.

The Company has previously reported that it is aware that another company has been using a similar name in the CIS and counsel has received assurances the other company would cease using the similar name and that company was in the process of changing its name. That company has now provided official documentation that it has changed its name to one that is not similar to Global Gold.

The Company also anticipates spending additional funds in Armenia, Canada and Chile for further exploration and development of its other properties as well as acquisition of new properties. The Company is also reviewing new technologies in exploration and processing. The Company anticipates that it will issue additional equity to finance its planned activities. The Company anticipates additional funding from selling some of the shares of Tamaya Resources Limited that it owns. If the Company sells all of the Tamaya Resources Limited shares, at fair market value on June 30, 2007, it would receive $4,582,980 in gross proceeds. In addition, the Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 4,466,666 million shares of Common Stock of the Company at an exercise price of $2.00 per share, which expire on April 1, 2008. If these Warrants were exercised in full, the Company would receive $8,933,332 in gross proceeds.

The Company may engage in research and development related to exploration and processing during 2007, does not expect to sell any plant or significant equipment but it does anticipate purchasing processing plant and equipment assets.

The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and by acquiring assets or paying expenses by issuing stock. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of securities. Management's plans in this regard are to obtain other financing until profitable operation and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no assurances that such financing will continue to be available on reasonable terms, or at all.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the Minister of the former Ministry of Environment and Natural Resources, Vartan Ayvazyan. The Company has reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister has taken the position that the licenses at Hankavan and Marjan have been terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirm the continuing validity of the licenses. The Company has received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. Damages will be determined during the arbitration proceedings. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. The Ministry of Environment has also sent a notice to terminate Global Gold Mining's license at Getik. Global Gold Mining continues to work at this property and will oppose any attempt to terminate this license.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2007, the Company, pursuant to the terms of the Agreement, issued 150,000 shares of the Company's common stock, 75,000 each to Commander and Bayswater. The Company issued such securities in reliance upon Section 4(2) of the Act.

On June 15, 2007, the Company entered into an amendment to the employment agreement of Mr. Hrayr Agnerian with respect to his employment as Senior Vice President for Exploration and Development of the Company. The revised Employment Agreement provides that Mr. Agnerian will receive an annual base salary of $150,000, representing a 140% increase over his previous salary effective June 1, 2007 and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The amended Employment Agreement terminates on December 31, 2008. Pursuant to the revised agreement, Mr. Agnerian was also granted an additional (i) 116,666 shares of restricted stock to vest in three equal installments of 38,889 shares each on December 31, 2007, June 30, 2008 and December 31, 2008 and (ii) 116,666 stock options to purchase Common Stock at $0.83 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2007), to vest in equal installments of 58,333 shares each on December 31, 2007, and December 31, 2008. The restricted stock and options previously awarded to Mr. Agnerian will continue to vest pursuant to his original Employment Agreement. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan. The Company issued such securities in reliance upon Section 4(2) of the Act.

On June 15, 2007, the Company approved a new employment agreement for Jan Dulman with respect to his employment as the Controller of the Company. The Board of Directors unanimously elected Mr. Dulman as the Chief Financial Officer. The revised new agreement provides that Mr. Dulman will resign as Controller and assume the title of Chief Financial Officer effective June 1, 2007 and will receive an annual base salary of $125,000, representing a 108% increase over his previous salary and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The new agreement is for two years and two months terminating on July 31, 2009. Pursuant to the new agreement, Mr. Dulman was also granted (i) 150,000 shares of restricted stock to vest in four equal installments of 37,500 shares each on January 31, 2008, July 31, 2008, January 31, 2009 and July 31, 2009 and (ii) 150,000 stock options to purchase Common Stock at $0.83 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2007), to vest in equal installments of 75,000 shares each on August 1, 2007, and August 1, 2008. The restricted stock and options previously awarded to Mr. Dulman will continue to vest pursuant to his original Employment Agreement. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan. The Company issued such securities in reliance upon Section 4(2) of the Act.

On June 15, 2007, the Company approved the employment agreement of Lester Caesar with respect to his employment as the Controller effective June 1, 2007. Effective August 1, 2007, Mr. Caesar will receive an annual base salary of $30,000, representing a 29% decrease over his previous salary and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The new agreement is for one year commencing on August 1, 2007 and terminating on July 31, 2008. Pursuant to the new agreement, Mr. Caesar was also granted 20,000 shares of restricted stock to vest in equal installments of 10,000 shares each on January 31, 2007, and July 31, 2008. The restricted stock previously awarded to Mr. Caesar will continue to vest pursuant to his original employment agreement. The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement. The Company issued such securities in reliance upon Section 4(2) of the Act.

On June 18, 2007, the resignation of Mr. Michael Mason as the President of the Company and his assumption of consultant role was effective. In connection with this transition and pursuant to the applicable restricted stock awards from the Company, a total of 150,000 shares and 100,000 options previously granted to Mr. Mason did not vest and have reverted back to the Company.

On June 20, 2007, Global Gold Corporation sold $16,500 in common shares, pursuant to exemptions from registration requirements of the Securities Act to Drury Gallagher, the Company's Chairman Emeritus, Treasurer and Secretary. The transaction involved the exercise of options originally issued on June 30, 2002. The transaction involved the issuance of 150,000 shares of common stock at $0.11 per share in accordance with the options.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual shareholder meeting, on June 15, 2007, the following directors were re-elected: Messrs. Drury J. Gallagher, Van Z. Krikorian, Nicholas J. Aynilian, Ian C. Hague, and Harry Gilmore. Sherb & Co., LLP was also re-elected as the Company's outside auditor.

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheet as of June 30, 2007; Statements of Operations and Comprehensive Loss for the three-months and six-months ended June 30, 2007 and June 30, 2006, and for the development stage period from January 1, 1995 through June 30, 2007, and Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006, and for the development stage period from January 1, 1995 through June 30, 2007 and the Exhibits which are listed on the Exhibit Index


     EXHIBIT NO.                         DESCRIPTION OF EXHIBIT
     ---------------------------------------------------------------------------

     Exhibit  3.1    Nominating and Governance Charter dated June 15, 2007. (1)

     Exhibit 10.1 Employment Agreement, dated as of January 1, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (2)

     Exhibit 10.2    Labrador Uranium Claims Agreement, dated January 18, 2007.
                     (3)

     Exhibit 10.3    Cochrane Pond Option Agreement, dated April 12, 2007. (4)

     Exhibit 10.4 Amended Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Hrayr Agnerian.

     Exhibit 10.5 Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Jan Dulman.

     Exhibit 10.6 Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Lester Caesar.

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on June 20, 2007.

(2) Incorporated herein by reference to Exhibit 10.7 to the Company's annual report on 10-KSB for the year ended December 31, 2006, filed with the SEC on April 2, 2007.

(3) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on January 24, 2007.

(4) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on April 16, 2007.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             GLOBAL GOLD CORPORATION

      Date: August 14, 2007                 /s/ Van Z. Krikorian
                                            --------------------------
                                            Van. Z. Krikorian
                                            Chairman and Chief Executive Officer