Form 10QSB
period 2007-09-30
GLOBAL GOLD CORP
filed 2007-11-14
CIK 319671

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the quarterly period ended September 30, 2007

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

As of November 14, 2007 there were 33,866,051 shares of the issuer's Common Stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

        Consolidated Balance Sheet as of September 30, 2007 ................3

        Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and September 30, 2006 and for the development stage period from January 1, 1995
        (inception) through September 30, 2007 .............................4

        Consolidated Statements of Cash Flows for the nine months
        ended September 30, 2007 and September 30, 2006 and for the development stage period from January 1, 1995 (inception)
        through September 30, 2007 .........................................5

        Notes to Consolidated Financial Statements (Unaudited) ..........6-14

Item 2. Management's Discussion and Analysis or Plan of Operation ......14-16

Item 3. Controls and Procedures ...........................................17


                            PART II OTHER INFORMATION

Item 1. Legal Proceedings .................................................17

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.........18

Item 3  Defaults Upon Senior Securities ...................................18

Item 4  Submission of Matters to a Vote of Security Holders ...............19

Item 5  Other Information .................................................19


Item 6. Exhibits........................................................19-20

SIGNATURES

CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                      UNAUDITED CONSOLIDATED BALANCE SHEET

                               September 30, 2007

                                     ASSETS

CURRENT ASSETS:

         Cash                                              $  1,316,289
         Inventories                                            594,151
         Investment in Tamaya Resources stock                 1,611,733
         Tax refunds receivable                                  99,837
         Note receivable                                        200,000
         Interest receivable                                     20,986
         Prepaid expenses                                        35,859
         Other current assets                                    83,615
                                                           -------------
               TOTAL CURRENT ASSETS                           3,962,469


LICENSES, net of accumulated amortization
 of $831,634                                                  2,378,302
DEPOSITS ON CONTRACTS AND EQUIPMENT                           2,924,977
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
 depreciation of $674,637                                     2,496,388
                                                           -------------
                                                           $ 11,762,136
                                                           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                      $  1,701,686

STOCKHOLDERS' EQUITY
 Common stock $0.001 par, 100,000,000
  shares authorized; 33,866,051 shares
  issued and outstanding                                         33,866
 Additional paid-in-capital                                  29,069,615
 Accumulated deficit prior to
  development stage                                          (2,907,648)
 Deficit accumulated during the
  development stage                                         (18,807,593)
 Accumulated other comprehensive income                       2,672,210
                                                           -------------

               TOTAL STOCKHOLDERS' EQUITY                    10,060,451
                                                           -------------

                                                           $ 11,762,136
                                                           =============




         The accompanying notes are an integral part of these unaudited consolidated financial statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

     UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                                       Cumulative amount
                                          Three Months Ended                 Nine Months Ended               from
                                              September 30,                     September 30,           January 1, 1995
                                    ------------------------------  ---------------------------------       through
                                         2007             2006             2007            2006        September 30, 2007
                                    --------------  --------------  --------------  -----------------  ------------------

REVENUES                            $        -      $        -      $        -      $          5,600   $           5,985
                                    --------------  --------------  --------------  -----------------  ------------------
EXPENSES

General and administrative              1,208,988         453,773       3,471,364          1,508,301          12,496,871
Mine exploration costs                  4,523,624         884,737       5,474,347          1,640,425           9,058,072
Amortization and depreciation             275,050         183,652         679,535            328,147           1,468,416
Write-off of investment                      -               -               -                  -                135,723
Gain on sale of investment             (1,507,085)           -         (1,507,085)              -               (319,641)
Loss/(Gain) from investment
 in joint ventures                           -            (22,007)           -                30,905          (3,138,965)
Interest expense                             -             10,788            -                75,518             274,000
Loss/(Gain) from foreign exchange            -               -               -                  -                 70,971
Interest income                           (27,250)        (79,127)       (120,821)          (161,862)           (349,005)
                                    --------------  --------------  --------------  -----------------  ------------------

TOTAL EXPENSES                          4,473,327       1,431,816       7,997,340          3,421,434          19,696,442
                                    --------------  --------------  --------------  -----------------  ------------------
Loss from Continuing Operations        (4,473,327)     (1,431,816)     (7,997,340)        (3,415,834)        (19,690,457)

Discontinued Operations
     Loss from discontinued
      operations                             -               -               -                  -                386,413
     Loss on disposal of
      discontinued operations                -               -               -                  -                237,808
                                    --------------  --------------  --------------  -----------------  ------------------
Net Loss Applicable to
 Common Shareholders                   (4,473,327)     (1,431,816)     (7,997,340)        (3,415,834)         20,314,678)

Foreign currency translation
 adjustment                              (262,577)        (25,599)        (38,738)           (41,080)            412,007
Unrealized gain/(loss)
 on investments                        (1,111,382)           -            368,098               -                721,573
                                    --------------  --------------  --------------  -----------------  ------------------

Comprehensive Net Loss              $  (5,847,286)  $  (1,457,415)  $  (7,667,980)  $     (3,456,914)  $     (19,181,098)
                                    ==============  ==============  ==============  =================  ==================

NET LOSS PER SHARE-BASIC
           AND DILUTED              $       (0.13)  $       (0.05)  $       (0.24)  $          (0.13)
                                    ==============  ==============  ==============  =================
WEIGHTED AVERAGE
          SHARES OUTSTANDING           33,873,877      29,949,214      33,649,605         25,512,704
                                    ==============  ==============  ==============  =================

         The accompanying notes are an integral part of these unaudited consolidated financial statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                          January 1, 1995
                                                                   January 1, 2007    January 1, 2006    Cumulative amount
                                                                       through            through             through
                                                                 September 30, 2007  September 30, 2006  September 30, 2007
                                                                 ------------------  ------------------  ------------------
OPERATING ACTIVITIES:
Net loss                                                         $      (7,997,340)  $      (3,415,834)  $     (18,807,593)
Adjustments to reconcile net loss
to net cash used in operating activities:
     Amortization of unearned compensation                                 744,141             663,157           2,537,435
     Stock option expense                                                  433,810              59,792             659,704
     Amortization expense                                                  285,099             373,680           1,051,692
     Depreciation expense                                                  394,436             104,564             642,632
     Gain on sale of investment in common stock                         (1,507,085)               -             (1,507,085)
     Accrual of stock bonuses issued in 2007                                  -                   -                (27,950)
     Write-off of investment                                                  -                   -                135,723
     Loss on disposal of discontinued operations                              -                   -                237,808
     Equity in loss on joint venture                                          -                 30,905              12,000
     Gain on extinguishment of debt                                           -                   -               (110,423)
     Gain on sale of investments (non-cash portion)                           -                   -             (2,470,606)
     Other non-cash expenses                                                  -                   -                199,637
Changes in assets and liabilities:
     Other current and non current assets                                  (93,122)           (350,309)           (598,618)
     Accounts payable and accrued expenses                                 850,704            (303,634)          2,042,304
                                                                 ------------------  ------------------  ------------------
     NET CASH FLOWS USED IN OPERATING ACTIVITIES                        (6,889,358)         (2,837,679)        (16,003,341)
                                                                 ------------------  ------------------  ------------------

INVESTING ACTIVITIES:
     Purchase of property, plant and equipment                          (1,186,140)           (389,825)         (2,797,973)
     Deposits on contracts and equipment                                (2,353,954)         (2,326,684)         (2,797,477)
     Proceeds from sale of Armenia mining interest                            -                   -              1,891,155
     Gross proceeds from sale of investment in
      common stock                                                       3,130,525                -              3,377,292
     Investment in joint ventures                                             -                   -               (260,000)
     Investment in mining licenses                                            -             (1,000,000)         (4,092,936)
                                                                 ------------------  ------------------  ------------------
     NET CASH USED IN INVESTING ACTIVITIES                                (409,569)         (3,716,509)         (4,679,939)
                                                                 ------------------  ------------------  ------------------
FINANCING ACTIVITIES:
     Net proceeds from private placement offering                           16,500          12,235,031          17,696,604
     Repurchase of common stock                                               -                   -                (25,000)
     Due to related parties                                                   -                   -                (22,218)
     Warrants exercised                                                       -                   -              2,305,750
                                                                 ------------------  ------------------  ------------------
     NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                        16,500          12,235,031          19,955,136
                                                                 ------------------  ------------------  ------------------
EFFECT OF EXCHANGE RATE ON CASH                                          1,582,336             302,323           2,033,081
                                                                 ------------------  ------------------  ------------------
NET INCREASE (DECREASE) IN CASH                                         (5,700,091)          5,983,166           1,304,937

CASH AND CASH EQUIVALENTS - beginning of period                          7,016,380             546,912              11,352
                                                                 ------------------  ------------------  ------------------
CASH AND CASH EQUIVALENTS - end of period                        $       1,316,289   $       6,530,078   $       1,316,289
                                                                 ==================  ==================  ==================
SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid                                                $            -      $            -      $           2,683
                                                                 ==================  ==================  ==================
Interest paid                                                    $            -      $            -      $          15,422
                                                                 ==================  ==================  ==================
Noncash Transactions:
Stock issued for deferred compensation                           $         354,267   $       2,233,500   $       3,947,767
                                                                 ==================  ==================  ==================
Stock forfeited for deferred compensation                        $         210,550   $          45,000   $         953,050
                                                                 ==================  ==================  ==================
Stock issued for mine acquisition                                $         127,500   $       1,150,000   $       1,242,500
                                                                 ==================  ==================  ==================
Stock issued for accounts payable                                $          54,395   $            -      $          25,000
                                                                 ==================  ==================  ==================
Stock issued in exchange for services                            $            -      $          36,000   $            -
                                                                 ==================  ==================  ==================
Forfeiture of common stock subject to put                        $       1,000,000   $            -      $       1,000,000
                                                                 ==================  ==================  ==================

         The accompanying notes are an integral part of these unaudited consolidated financial statements

                             GLOBAL GOLD CORPORATION
                          (A Development Stage Company)

     Notes to Unaudited Consolidated Financial Statements September 30, 2007

1. ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the development stage activities of the Company and its wholly owned subsidiaries from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation, through September 30, 2007.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2006 annual report on Form 10-KSB. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2007. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at September 30, 2007, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $5,985 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities while incurring losses in excess of $20,300,000. On December 19, 2006, Global Gold Mining restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; a 20% participation right in any other projects undertaken by Iberian, or its successors, outside the 20 kilometer zone; and five million shares of Iberian Resources Limited's common stock. Iberian Resources Limited subsequently merged into Tamaya Resources Limited and the five million Iberian shares were converted into twenty million shares of Tamaya Resources Limited. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Canada or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at September 30, 2007 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and it's approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia. As of May 30,

2007, Global Gold Mining acquired the remaining twenty percent interest of the Sellers in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of one hundred percent of Getik Mining Company, LLC.

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

Fair Value of Financial Instruments - The Company's financial instruments include cash, accounts payable, and accrued expenses. The Company believes that the carrying amounts of these accounts are reasonable estimates of their fair value because of the short-term nature of such instruments.

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

Inventory - Inventory consists of the following:

                                               As of
                                           September 30,
                                               2007
                                           -----------
 Ore ....................................  $   523,503
 Concentrate ............................       17,313
 Materials, supplies and other ..........       53,335
                                           -----------
 Total Inventory.........................  $   594,151
                                           ===========

Ore inventory consists of unprocessed ore at the Tukhmanuk mining site in Armenia. The unprocessed ore is stated at the lower of cost or market.

Investment in Tamaya Resources Limited Stock - The Company classifies its existing restricted marketable equity securities as available for sale in accordance with SFAS No. 115. The shares became unrestricted on May 31, 2007, when the Iberian Resources deal to merge with Tamaya Resources Limited closed. These securities are carried at fair market value. Unrealized gains or losses of marketable securities available for sale are recognized as an element of comprehensive income on a quarterly basis based on changes in the fair value of the security as quoted on national or inter dealer stock exchanges. During the quarter ended September 30, 2007, the Company sold 13,000,000 shares of the Tamaya Resources Limited Stock that it owned which resulted in a realized gain of $1,507,085.

Deposits on Contracts and Equipment - The Company has made several deposits for purchases, the majority of which are for the potential acquisitions of new properties, deposits on options to acquire properties, and the remainder for the purchase of mining equipment.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive. As of September 30, 2007 and 2006, the Company's outstanding options were 1,262,500 and 662,500, respectively, and warrants were 4,466,666 and 6,466,666, respectively.

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
                Volatility ............................ 100-306%


For the nine months ended September 30, 2007, net loss and loss per share reflect the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2007 was $1,177,951. The expense for stock-based compensation is a non-cash expense item.

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

Concentration Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States, Armenia, and Chile. As of September 30, 2007, bank deposits in the United States exceeded federally insured limits by approximately $950,000. At September 30, 2007, the Company had approximately $115,000 in Armenian bank deposits and $88,000 in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2007.

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

Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. Accordingly, no such costs were accrued at September 30, 2007.

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

Cash compensation expense for the nine months ended September 30, 2007 and September 30, 2006 was $960,784 and $562,945, respectively.

The amount of unearned compensation amortized for the nine months ended September 30, 2007 and September 30, 2006 was $744,141 and $663,157,
respectively.

During the quarter ended September 30, 2007, the Company paid New-Sense Geophysics Limited a total of $440,997 for airborne magnometry work performed on its Cochrane Pond property. New-Sense Geophysics Limited is owned and operated by the Company's Vice President, Dr. Ted Urquhart.

4. EQUITY TRANSACTIONS

On August 2, 2006, Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, Global Gold Mining loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable to Global Gold Mining, in lawful money of the United States of America, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, shall have the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder. On September 16, 2007, the contingency period expired without exercise, extension or amendment. The Company has accounted for this by booking the 500,000 shares, at the fair market value of $1,000,000, into Equity. The Company also booked the $200,000 secured loan into Note Receivable and accrued interest from inception of Note as per the terms of the Note above.

On July 31, 2007, the holders of Warrants to purchase 2,000,000 shares of the Common Stock of the Company, at an exercise price of $1.42, allowed the warrants to expire. The Company and its Board of Directors allowed the Warrants to expire and did not issue an extension or amendment of their terms.

5. AGREEMENTS

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option with the right to a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres), both in the Canadian Province of Newfoundland and Labrador. Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock a the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit), all as described in the exhibit 10.2, below. In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties. With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007. As of September 30, 2007, the Company has not issued the initial 20,000 shares of Common Stock of the Company.

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

On August 9, 2007 and August 19, 2007, the Company entered agreements to enter into a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Global Gold assumes a 51% interest in the placer and hard rock gold Madre de Dios property in south central Chile, near Valdivia. The name of the new joint venture company is Global Gold Valdivia.

Key agreement terms for Madre De Dios include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 6 months as well as a mutually agreed exploration program to establish proven reserves, if that is successful, two additional plants/operations will be financed; from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian 43-101 standards in 5 years, all as described in the exhibit 10.7, below.

On September 5, 2007, the Company entered into a confidential agreement which was made public on October 29, 2007, with members of the Quijano family by which the Company has the option to earn a 51% interest in the Estrella del Sur Gold-Platinum project on Ipun Island in Chile and another Gold-Platinum property on Chiloe Island in Southern Chile.

Key agreement terms for the Estrella del Sur and Chiloe projects required Global Gold to pay approximately $160,000 to cover government and license fees in exchange for an exclusive option until January 30, 2008 to review, explore, and form joint ventures on the properties. On or before January 31, 2008, at Global Gold's sole option, either or both of the properties shall be transferred to a new joint venture company (or two separate companies on the same terms). For both properties and in consideration for forming the joint venture, Global Gold shall pay 1,500,000 euros (or the Chilean peso equivalent) on the following schedule: 1. January 31, 2008, 250,000 euros; 2. July 31, 2008, 250,000 euros;
3. January 30 2009, 500,000 euros; and 4. July 31 2009, 500,000 euros.

Equity interest in the joint venture company will be 51%-49% in favor of Global Gold, and the joint venture will include 3 directors two of whom will be appointed by Global Gold. During the period until July 31, 2009, Global Gold shall conduct and finance a scoping study and prefeasibility study of each property (committing to spend up to $2,000,000 USD for such exploration activities during this period). Until January 31, 2010, Global Gold shall have the right to opt out of all payments with no further obligation, provided notification is given 30 days before any scheduled payment or expenditure. If Global Gold decides to not continue with a project, it has one year to sell its interest, providing a thirty day right of first refusal.

If either or both properties continue to production and reserves are proven by the prefeasibility and scoping studies, Global Gold's partner will be entitled to an extra share based on the following scale of 37,000,000 euros (15,000,000 for Chiloe and 22,000,000 for Ipun) for 3,700,000 commercially reasonable recoverable ounces of gold plus platinum (calculated on a gold price equivalent basis, using the monthly average of the New York COMEX price for the month in which calculations of proven reserves are made according to Canadian 43-101 standards) based on the prefeasibility and scoping studies. Payments will come as the joint venture produces gold or platinum as mutually agreed from no more than 25% of Global Gold's profit from the joint venture. Part of the payments may be in Global Gold stock on mutually agreeable terms. The economic value of any other materials besides gold or platinum shall not be calculated as part of this formula and instead will be shared according to joint venture terms. After the prefeasibility and scoping studies, each party shall carry its own share of the costs, all as described in Exhibit 10.8, below.

6. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources, Vartan Ayvazyan. The Company has reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister has taken the position that the licenses at Hankavan and Marjan have been terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirm the continuing validity of the licenses. The Company has received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. Damages will be determined during the arbitration proceedings. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining, LLC jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." Despite agreement on terms, the settlement has not been concluded as of November 8, 2007. The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. and while the Company anticipates successful completion of the ICSID settlement as agreed, there can be no assurances thereof. The Ministry of Environment has also sent a notice to terminate Global Gold Mining's license at Getik. Global Gold Mining continues to work at this property and will oppose any attempt to terminate this license.

7. SUBSEQUENT EVENTS

On October 1, 2007, the Company entered an agreement with Paul Airasian to serve as a consultant for strategic planning. The agreement is for three months commencing on October 1, 2007 and terminating on December 31, 2007. Pursuant to the agreement, Mr. Airasian was granted 15,000 stock options to purchase Common Stock at $1.00 per share (the arithmetic mean of the high and low prices of the Company's stock on October 1, 2007), to vest in equal installments of 5,000 shares per month beginning October 31, 2007. The options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On October 3, 2007, the holders of Warrants to purchase 1,000,000 shares of the Common Stock of the Company, at an exercise price of $1.25, allowed the warrants to expire. The Company and its Board of Directors allowed the Warrants to expire and did not issue an extension or amendment of their terms.

In the fourth quarter of 2007, the Company sold the remaining 7,000,000 shares of Tamaya Resources Limited that it owned for $1,827,277 in gross proceeds which resulted in a realized gain of $953,117.

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

RESULTS OF OPERATIONS

NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND NINE-MONTHS ENDED SEPTEMBER 30, 2006

During the nine-month period ended September 30, 2007, the Company's administrative and other expenses were $3,471,364 which represented an increase of $1,963,063 from $1,508,301 in the same period last year. The expense increase was primarily attributable to higher cash compensation expense of $397,839, stock compensation expense of $80,984, option expense of $374,018, travel expense of $45,825 and legal expenses of $249,967. During the nine-month period ended September 30, 2007, the Company's mine exploration costs were $5,474,347 which represented an increase of $3,833,922 from $1,640,425 in the same period last year. The expense increase was primarily attributable to the increased mining activity at the Tukhmanuk property of $2,184,222, at the Marjan property of $621,033, at the Hankavan property of $307,674, and at the Canadian properties of $613,754. During the nine-month period ended September 30, 2007, the Company's amortization and depreciation expenses were $679,535 which represented an increase of $201,291 from $478,244 in the same period last year. The expense increase was primarily attributable to the increased depreciation expense of $289,872 and a decrease in amortization expense of $88,581.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, the Company's total assets were $11,762,136, of which $1,316,289 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending September 30, 2008:

(a) To continue to fulfill the agreement requirements of the Global Gold Valdivia joint venture by implementing ongoing plans to establish one mining and processing operation within six months and continue exploration and further production at that property;

(b) To continue to fulfill the agreement requirements in Chile on the Estrella del Sur and Chiloe properties by conducting due diligence on those properties in anticipation of the January 30, 2008 option deadline;

(c) Subject to concluding the settlement of the ICSID arbitration with the Government of Armenia as anticipated by the parties' August 31, 2007 agreement to suspend the arbitration, to develop the Tukhmanuk, Getik, Hankavan, Marjan, and other mining properties in Armenia and to engage in further exploration and acquisitions in Armenia, and to generate cash flow and establish gold, uranium, copper, and molybdenum reserves to Western standards;

(d) To review and acquire additional mineral bearing properties in the Former Soviet Union, South America, and North America; and

(e) Pursue additional financing through private placements, debt and/or joint ventures.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia. This agreement is governed by New York law and includes New York courts as choice of forum. On October 2, 2006, Vendanta Resourcs Plc announced that its tender to take control of Sterlite Gold Ltd. was successful which made it a successor to the twenty percent obligation of Sterlite Gold Ltd. In September 2007, Vedanta (and Sterlite) announced that they had closed a stock sale transaction with GeoProMining Ltd., which made GeoProMining Ltd. and its affiliates the successors to the 20% obligation.

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

At Tukhmanuk, approval for a new tailings dam has been granted, construction has commenced, and the processing plant has been upgraded. Production is anticipated at the end of December of 2007. A new assay lab has been equipped and is operational. Approximately 18,000 meters of drilling have been completed. The purpose of this drill program was to confirm the Armenian state committee on reserves records. Analysis of the drill program is not expected now until the end of the 4th Quarter of 2007 or 1st Quarter of 2008. Based on preliminary analysis, it is anticipated that Tukhmanuk may include a wider zone of mineralization to be bulk mined, rather than a higher grade narrow vein underground operation as the initial reports indicated.

GGH, which is the license holder for the Hankavan and Marjan properties, has been the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources, Vartan Ayvazyan. The Company has reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister had taken the position that the licenses at Hankavan and Marjan have been terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirm the continuing validity of the licenses. The Company has received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. Damages will be determined during the arbitration proceedings. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining, LLC jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." Despite agreement on terms, the settlement has not been concluded as of November 8, 2007. The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. and while the Company anticipates successful completion of the ICSID settlement as agreed, there can be no assurances thereof. The Ministry of Environment has also sent a notice to terminate Global Gold Mining's license at Getik. Global Gold Mining continues to work at this property and will oppose any attempt to terminate this license.

The Company has previously reported that it is aware that another company has been using a similar name in the CIS and counsel has received assurances the other company would cease using the similar name and that company was in the process of changing its name. That company has now provided official documentation that it has changed its name to one that is not similar to Global Gold.

The Company also anticipates spending additional funds in Armenia, Canada and Chile for further exploration and development of its other properties as well as acquisition of new properties. The Company is also reviewing new technologies in exploration and processing. The Company anticipates that it will issue additional equity to finance its planned activities. The Company anticipates additional funding from selling some of the shares of Tamaya Resources Limited that it owns. In the fourth quarter of 2007, the Company sold the remaining 7,000,000 shares of Tamaya Resources Limited that it owned for $1,827,277 in gross proceeds. In addition, the Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 3,466,666 million shares of Common Stock of the Company at an exercise price of $2.00 per share, which expire on April 1, 2008. If these Warrants were exercised in full, the Company would receive $6,933,332 in gross proceeds.

The Company may engage in research and development related to exploration and processing in addition to the establishment of its own laboratory at Tukhmanuk during 2007, does not expect to sell any plant or significant equipment but it does anticipate purchasing processing plant and equipment assets.

The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and by acquiring assets or paying expenses by issuing stock, debt, or sale of assets. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of securities. Management's plans in this regard are to obtain other financing until profitable operation and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no assurances that such financing will continue to be available on reasonable terms, or at all.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources, Vartan Ayvazyan. The Company has reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister has taken the position that the licenses at Hankavan and Marjan have been terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirm the continuing validity of the licenses. The Company has received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. Damages will be determined during the arbitration proceedings. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining, LLC jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." Despite agreement on terms, the settlement has not been concluded as of November 8, 2007. The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. and while the Company anticipates successful completion of the ICSID settlement as agreed, there can be no assurances thereof. The Ministry of Environment has also sent a notice to terminate Global Gold Mining's license at Getik. Global Gold Mining continues to work at this property and will oppose any attempt to terminate this license.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 12, 2007, the Company, pursuant to the terms of the Agreement, issued 150,000 shares of the Company's common stock, 75,000 each to Commander Resources and Bayswater Uranium in connection with the option agreement on the Cochrane Pond property, in Newfoundland. The Company issued such securities in reliance upon Section 4(2) of the Act.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheet as of September 30, 2007; Statements of Operations and Comprehensive Loss for the three-months and nine-months ended September 30, 2007 and September 30, 2006, and for the development stage period from January 1, 1995 through September 30, 2007, and Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006, and for the development stage period from January 1, 1995 through September 30, 2007 and the Exhibits which are listed on the Exhibit Index

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

Exhibit 10.1 Employment Agreement, dated as of January 1, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (2)

Exhibit 10.2   Labrador Uranium Claims Agreement, dated January 18, 2007. (3)

Exhibit 10.3   Cochrane Pond Option Agreement, dated April 12, 2007. (4)

Exhibit 10.4 Amended Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (5)

Exhibit 10.5 Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Jan Dulman. (6)

Exhibit 10.6 Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Lester Caesar. (7)

Exhibit 10.7   Material Contract - (Unofficial English Translation)
               Contractual Mining Company Agreement dated October 29, 2007. (8)

Exhibit 10.8 Material Contract - Terms for Options on Chiloe and Ipun Island Properties Agreement dated September 5, 2007.

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

(5) Incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on Form 10-QSB for the period Ended June 30, 2007, filed with the SEC on August 14, 2007.

(6) Incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on Form 10-QSB for the period Ended June 30, 2007, filed with the SEC on August 14, 2007.

(7) Incorporated herein by reference to Exhibit 10.6 to the Company's quarterly report on Form 10-QSB for the period Ended June 30, 2007, filed with the SEC on August 14, 2007.

(8) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GLOBAL GOLD CORPORATION


      Date: November 14, 2007             /s/ Van Z. Krikorian
                                          --------------------------
                                          Van Z. Krikorian
                                          Chairman and Chief Executive Officer