Form 10KSB
period 2007-12-31
GLOBAL GOLD CORP
filed 2008-03-31
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934 (NO FEE REQUIRED) FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

The issuer's revenues for its most recent fiscal year ending December 31, 2007 were $35,848.

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 27, 2008, was $11,799,932.

As of March 27, 2008 there were 33,867,023 shares of the registrant's Common Stock outstanding.

Transitional Small Business Disclosure Formats (Check One): Yes_____ No__X___

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 13, 2008 are incorporated by reference into Part III (Items 9 through 14) of this Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes statements of our expectations, intentions plans and beliefs that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of business strategies of Global Gold Corporation ("the Company" or "Global Gold") and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "expects," "predicts," "could," "projects," "potential" and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting the Company and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond the Company's control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by the forward-looking statements:

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

 ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold is currently in the development stage. It is engaged in exploration for, and development and mining of, gold, uranium, and other minerals in Armenia, Canada and Chile. The Company's headquarters are located in Greenwich, Connecticut and its subsidiaries maintain offices and staff in Yerevan, Armenia, Santiago, Chile and Toronto, Canada. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage of mineral exploration and mining on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

In Armenia, the Company's focus is primarily on the exploration, development and production of gold at the Tukhmanuk property in the North Central Armenian Belt. The Company is also focused on the exploration and development of the Marjan and an expanded Marjan North property. In addition, the Company is exploring and developing other sites in Armenia, including the Company's Getik property. The Company also holds royalty and participation rights in other locations in the country through affiliates and subsidiaries.

In Chile, the Company's focus is primarily on the exploration, development and production of gold at the Madre de Dios and Pureo properties in south central Chile, near Valdivia. The Company is also exploring other locations, including properties on Chiloe Island and Ipun Island.

In Canada, the Company is currently engaged in uranium exploration activities in the provinces of Newfoundland and Labrador. The Company is also evaluating gold exploration and development properties in the provinces of Quebec and Ontario.

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

On August 18, 2003, the Company formed Global Gold Armenia LLC ("GGA"), as a wholly owned subsidiary, which in turn formed Global Gold Mining LLC ("Global Gold Mining"), as a wholly owned subsidiary, both in the State of Delaware. Global Gold Mining was qualified to do business as a branch operation in Armenia and owns assets, royalty and participation interests, as well as shares of operating companies in Armenia.

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.

On August 1, 2005, Global Gold Mining acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites. On August 2, 2006, Global Gold Mining acquired the remaining 49% interest of Mego-Gold, LLC, leaving Global Gold Mining as the owner of 100% of Mego-Gold, LLC.

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia. As of May 30, 2007, Global Gold Mining acquired the remaining 20% interest of the Sellers in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of 100% of Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada. Global Gold Uranium was qualified to do business in the Canadian Province of Newfoundland and Labrador.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to enter into a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the new joint venture company is Global Gold Valdivia.

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

As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's then wholly-owned Cayman Islands subsidiary ("GGA Cayman"), reached an initial agreement with First Dynasty Mines, Ltd., whose name changed to Sterlite Gold Ltd. on July 5, 2002 ("Sterlite"), a Canadian public company and whose shares are traded on the Toronto Stock Exchange with respect to the initial Armenian project. The Company, GGA Cayman and Sterlite entered into a definitive agreement, dated May 13, 1997. Under such agreement, Sterlite acquired all of the stock of GGA Cayman, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailings reprocessing project and the preparation of engineering and business plan materials for the Armenian Joint Venture and delivering 4,000,000 shares of First Dynasty (later Sterlite) Common Stock to the Company (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998. Pursuant to the FDM Agreement, the Company retains the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite, or any of its affiliates or successors in interest, in any exploration project undertaken by them in Armenia. As of December 31, 2004, the Company did not own any shares of Sterlite common stock. In 2006, Vedanta Resources plc ("Vedanta") acquired control of Sterlite through Twin Star International Limited ("TSI"), an indirect wholly-owned subsidiary of Vedanta. In September 2007, Vedanta (and Sterlite) announced that they had closed a stock sale transaction with GeoProMining Ltd., which made GeoProMining Ltd. and its affiliates the successors to the 20% obligation.

For a further description of the background concerning the FDM Agreement, an interested person can review the annual reports previously filed by the Company with the SEC.

3) PRIOR GEORGIAN MINING PROJECT

As of December 31, 1997, the Company terminated its pursuit of the then contemplated mining project in the Republic of Georgia. In 2006, the Company reviewed mining and exploration projects in Georgia for potential acquisition and development, but has not consummated any transactions.

For a further description of the background concerning the Georgian mining project, an interested person can review the annual reports previously filed by the Company with the SEC.

(4) ARMENIA PROPERTIES

The Company operates an office in Yerevan, Armenia where it manages its exploration and mining activities as well as reviews potential acquisitions. A map showing the location of the properties in Armenia is located on the Company's website.

Hankavan

Hankavan is located in central Armenia in the Kotayk province between Vanadzor and Meghradzor north of the Marmarik River.

GGH acquired Hankavan licenses in December of 2003 through the acquisition of the Armenian company, SHA, LLC (since renamed Global Gold Hankavan, LLC ("GGH")), and has been conducting a drilling program along with other exploration activities to confirm the historical feasibility work done on the copper, molybdenum and gold mineralization in the Soviet era. GGH also expanded its exploration activities to six other, smaller license areas in and around Hankavan. In addition, GGH is conducting exploration and planning to determine the feasibility of a quick start mining operation for copper oxide in this area. These activities have not been actively pursued pending performance of a conditional, confidential settlement agreement with the Armenian Government entered as of February 25, 2008.

See "Foreign Risks" and "Legal Proceedings" under Risk Factors, below, for a description of licensing issues.

Marjan

The Marjan mining property is located in southwestern Armenia, along the Nakichevan border in the province of Syunik.

In 2007, GGH engaged in mapping, drilling, sampling and other exploration work at Marjan and an expanded Marjan North area.

This property was previously explored during the Soviet era. Global Gold Mining acquired SHA LLC, the Armenian company which held the license to the property in December 2003.

See "Foreign Risks" and "Legal Proceedings" under Risk Factors, below, for a description of licensing issues.

Tukhmanuk

The Tukhmanuk property is adjacent to the Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. The property includes seven surrounding exploration sites as well as other assets. In addition to the central property, the acquisition included a 200,000 tonne per year capacity plant.

In 2007, Global Gold Mining drilled over 5,000 meters of exploration for gold and polymetallic mineralization at Tukhmanuk, completed the construction of a new tailings dam, installed a new international class lab which is operational and has ISO certification, and commissioned its upgraded plant and began producing at the end of 2007.

On August 1, 2005, Global Gold Mining entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets. On August 2, 2006, Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of Mego-Gold, LLC, in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, Global Gold Mining loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable ("Note") to Global Gold Mining, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, had the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder. On September 16, 2007, the contingency period expired without exercise, extension or amendment. The Company has accounted for this by booking the 500,000 shares, at the fair market value of $1,000,000, into Additional Paid-In Capital. The Company also booked the $200,000 secured loan into Note Receivable and accrued interest, from inception of Note as per the terms of the Note above, into Additional Paid-In Capital. On February 12, 2008 the Company exercised its option and converted the Note and accrued interest into one hundred fifty two thousand seven hundred seventy eight shares (152,778), which were then cancelled.

See "Foreign Risks" and "Legal Proceedings" under Risk Factors, below, for a description of licensing issues.

Getik

The Getik property is located in northeast Armenia, in the province of Geghargunik.

In 2007, Getik Mining Company, LLC engaged in mapping, drilling, sampling and other exploration work at the Getik property.

On January 31, 2006, Global Gold Mining closed a share purchase agreement, dated as of January 23, 2006, with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to Global Gold Mining in exchange for 100,000 shares of the Company's common stock. All assets (including the "Athelea" name) not related to the approximately 27 square kilometer Getik gold/uranium exploration license area were transferred back to the Sellers. AI was renamed the "Getik Mining Company, LLC." As of May 30, 2007, Global Gold Mining acquired the remaining twenty percent interest of the Sellers in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of one hundred percent of Getik Mining Company, LLC. A three-year exploration program at the Getik property has been approved and is being implemented. Mr. Frank Pastorino was an officer of the Company until August 2, 2007 and Mr. Simon Cleghorn was an officer of the Company until September 30, 2006.

See "Foreign Risks" and "Legal Proceedings" under Risk Factors, below, for a description of licensing issues.

Lichkvadz-Tei and Terterasar

Lichkvadz-Tei and Terterasar are located in southern Armenia, in the province of Syunik.

On August 15, 2005, Global Gold Mining entered into a joint venture agreement with Iberian Resources Limited's subsidiary, Caucusus Resources Ltd. ("CR") to form the Aigedzor Mining Company, LLC ("AMC") on an 80% CR, 20% Global Gold Mining basis in anticipation of jointly acquiring and developing (a) for the Lichkvadz-Tei and Terterasar mining properties as well as the associated plant and assets in southern Armenia through the Armenian limited liability company Sipan 1, LLC ("Sipan 1") which is the licensee; and (b) mineral exploration and related properties within a 20 kilometer radius of the southern Armenian town of Aigedzor.

On December 19, 2006, Global Gold Mining entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" with CR. The agreement restructures the parties' Aigedzor Mining Company Joint Venture to transfer Global Gold Mining 's 20% interest to CR in exchange for: one million dollars; a 2.5% Net Smelter Return ("NSR") royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; the right to participate up to 20% in any new projects undertaken by Iberian or its affiliates in Armenia until August 15, 2015; and five million shares of Iberian's common stock, which are restricted for one year. On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited ("Tamaya"), and Tamaya is now developing those properties. As part of the merger, the five million shares of Iberian's common stock were exchanged for twenty million shares of Tamaya's common stock without any restrictions. Global Gold Mining retains the right to participate up to 20% in any new projects undertaken by Tamaya or its affiliates in Armenia until August 15, 2015 and the 2.5% Net Smelter Return royalty as described above. During the year ended December 31, 2007, the Company sold all 20,000,000 shares of the Tamaya Resources Limited Stock that it owned.

See "Foreign Risks" and "Legal Proceedings" under Risk Factors, below, for a description of licensing issues.

(5) CHILE PROPERTIES

The Company operates an office in Santiago, Chile which is engaged in exploration activities, development of mining projects, and acquisition review. A map showing the location of the property in Chile is located on the Company's website.

Madre De Dios and Pureo

The Madre De Dios and Pureo properties are located in south central Chile, near Valdivia, and consist of approximately 25,000 hectares.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to enter into a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties. The name of the new joint venture company is Global Gold Valdivia.

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms: equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 6 months as well as a mutually agreed exploration program to establish proven reserves, and if that is successful, two additional plants/operations will be financed; and from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian 43-101 standards in 5 years.

In 2007, the Company, through Minera Global and Global Gold Valdivia conducted mapping, geophysical testing, drilling, and sampling to choose mining sites and prepare for mining and further exploration activities.

Ipun Island and Chiloe Island

Ipun Island and Chiloe Island are located in Southern Chile.

On September 5, 2007, the Company entered into a confidential agreement which was made public on October 29, 2007, with members of the Quijano family by which the Company has the option to earn a 51% interest in the Estrella del Sur Gold-Platinum project on Ipun Island and another Gold-Platinum property on Chiloe Island.

Key agreement terms for the Estrella del Sur and Chiloe Island projects require Global Gold to pay approximately $160,000 to cover government and license fees in exchange for an exclusive option until January 30, 2008 to review, explore, and form joint ventures on the properties. On or before January 31, 2008, at Global Gold's sole option, either or both of the properties shall be transferred to a new joint venture company (or two separate companies on the same terms). For both properties and in consideration for forming the joint venture, Global Gold shall pay 1,500,000 euros (or the Chilean peso equivalent) on the following schedule: 1. January 31, 2008 (extended to March 31, 2008), 250,000 euros; 2. July 31, 2008, 250,000 euros; 3. January 30 2009, 500,000 euros; and 4. July 31
2009, 500,000 euros.

If either or both properties continue to production and reserves are proven by the prefeasibility and scoping studies, Global Gold's partner will be entitled to an extra share based on the following scale of 37,000,000 euros (15,000,000 for Chiloe and 22,000,000 for Ipun) for 3,700,000 commercially reasonable recoverable ounces of gold plus platinum (calculated on a gold price equivalent basis, using the monthly average of the New York COMEX price for the month in which calculations of proven reserves are made according to Canadian 43-101 standards) based on the prefeasibility and scoping studies. Payments will come as the joint venture produces gold or platinum as mutually agreed from no more than 25% of Global Gold's profit from the joint venture. Part of the payments may be in Global Gold stock on mutually agreeable terms. The economic value of any other materials besides gold or platinum shall not be calculated as part of this formula and instead will be shared according to joint venture terms. After the prefeasibility and scoping studies, each party shall carry its own share of the costs.

In 2007, the Company, through Minera Global, began its prefeasibility and scoping studies by conducting geophysical testing and sampling which it will continue in 2008.

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

After certain exploration activities, including limited drilling in 2005, the Company determined that it should discontinue its exploration operations at Santa Candelaria, and wrote down its investment. Further, on January 13, 2006, Minera Global entered into a purchase, option, and royalty agreement with Mr. Adrian Soto Torino, a citizen of Chile ("AST") to transfer the mining concessions Candelaria 1, 2, and 3 to AST to mine the gold property and pay Minera Global a net smelter royalty of 10% until such time as Minera Global has been paid $75,000 and thereafter a net smelter royalty of 2% for the life of the mine. All liabilities and fees associated with the property are the responsibility of AST, and Minera Global retains the option to reacquire the mining concession upon 60 days notice and payment of 1,000,000 Chilean pesos (approximately $2,013 USD using exchange rates at December 31, 2007).

(6) CANADA PROPERTIES

A map showing the location of the properties in Canada is located on the Company's website.

Grand Lake and Shallow Lake

The Grand Lake and Shallow Lake properties are located in the Canadian province of Newfoundland and Labrador.

In 2007, the Company, through Global Gold Uranium, carried out a ground prospecting survey investigating airborne radiometric anomalies and lake sediment geochemical anomalies which had been detected by earlier surveys carried out by mining companies in the 1960s and 1970s. This work was carried out over the six separate claim blocks situated north and northwest of Happy Valley-Goose Bay, Labrador.

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock a the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit). In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties. With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007. The Company has not issued the initial 20,000 shares of Common Stock of the Company.

Cochrane Pond

The Cochrane Pond property is located in southeastern Newfoundland, Canada.

In 2007, the Company, through Global Gold Uranium, contracted New-Sense Geophysics Limited of Markham, Ontario, to carry out a helicopter borne combined radiometric and magnetic survey over the Cochrane Pond property situated in the southwestern area of Newfoundland. This airborne geophysical survey was followed up by a ground radiometric prospecting. In total, the prospecting crew investigated the 151 anomalies which were detected by the airborne geophysical survey. New-Sense Geophysics Limited is owned and operated by the Company's Vice President, Dr. Ted Urquhart.

On April 12, 2007, Global Gold Uranium entered an agreement to acquire an option for the Cochrane Pond license area ("the Agreement") with Commander Resources Ltd. ("Commander") and Bayswater Uranium Corp. ("Bayswater"). The Cochrane Pond property consists of 2,600 claims within 61,000 hectares (approximately 150,708 acres). The Agreement is subject to the conclusion of an option agreement. Major terms include the following: Global Gold Uranium may earn a 51% equity interest over a period of four years in Cochrane Pond Property by completing; Cash payments of US $700,000 over four year period; Share issuance of 350,000 shares of Global Gold Corporation (50 % each to Commander and Bayswater) over a four year period; and Property expenditures over four year period of C$3.5 million.

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

(7) ENVIRONMENT AND ETHICAL MATTERS

The Company's policy on environmental matters is stated in its Code of Business Conduct and Ethics (see the Company's website), and requires compliance with all relevant laws and regulations. The Company's Insider Trading and Public Information Policy, Charter of the Audit Committee of the Board of Directors, Charter of the Compensation Committee of the Board of Directors, and its Nominating and Governance Charter are also posted on its website and require compliance with all relevant laws and regulations. Specifically, the Company intends to conduct its business in a manner that is compatible with the balanced environmental and economic needs of the communities in which it operates. In 2007, the Company instituted a whistleblower program to encourage reporting of any non compliance with such policies and procedures. The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. The Company has budgeted and made payments to for environmental compliance.

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

LIQUIDITY RISK - GOING CONCERN

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

MINING CONCESSIONS, PERMITS AND LICENSES

The Company's mining and processing activities are dependant upon the grant of appropriate licenses, concessions, leases, permits and regulatory consents which may be withdrawn or made subject to limitations. Although the Company believes that the licenses, concessions, leases, permits and consents it holds will be renewed, if required, when they expire, according to the current laws applicable in the respective countries, subject to the licensing issues disclosed below in "Foreign Risks," there can be no assurance that they will be renewed or as to the terms of any such renewal. Mineral rights within the countries in which the Company is currently operating are state-owned. Also see discussion under Foreign Risks and Item 3. "Legal Proceedings," below.

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

FOREIGN RISKS

The value of the Company's assets may be adversely affected by political, exchange rate, economic and other factors in Chile and Armenia. Armenia is a former Soviet country in transition, and presents concomitant risks. In particular, in the past, the Company has experienced delays in the bureaucratic process and has experienced dealings with corrupt officials at the Ministry of Environment and Natural Resources in Armenia. The Company practices a zero tolerance program on corruption.

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. and while the Company anticipates successful completion of the ICSID settlement as agreed, there can be no assurances thereof. As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter. The ICC arbitration is pending a decision from the Federal District Court for the Southern District of New York.

The Company has previously reported that it is aware that another company has been using a similar name in the CIS and counsel has received assurances the other company would cease using the similar name and that company was in the process of changing its name. In 2007, that company has provided official documentation that it has changed its name to one that is not similar to Global Gold.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 2,578,453, and 2,100,000 shares, respectively, or a total of 4,678,453 shares, out of the 33,866,051 shares of the Company's Common Stock issued and outstanding as of December 31, 2007. The two Company officers, director Nicholas
J. Aynilian who owns 235,000 and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Firebird Management, LLC owns a total of 8,973,167 shares, Farallon Capital owns a total of 5,280,000, and Persistancy Capital owns a total of 2,000,000, out of the 33,866,051 shares, of the Company's Common Stock issued and outstanding as of December 31, 2007.

ITEM 2. DESCRIPTION OF PROPERTIES

The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease has less then one year remaining, through September 30, 2008, at a current annual rental cost of $19,500. Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.

For a description of the mining properties in which the Company has an interest, see "Description of Business."

ITEM 3. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings.

On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. and while the Company anticipates successful completion of the ICSID settlement as agreed, there can be no assurances thereof. As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter. The ICC arbitration is pending a decision from the Federal District Court for the Southern District of New York.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS

ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

(a) Shares of the Company's Common Stock were authorized for trading on the OTC Bulletin Board on March 30, 2004, and have been traded there since under the symbol "GBGD." The high and low per share bid and dividends that were paid therefore for 2006 and 2007 were as follows:

                             2006                               2007
                             ----                               ----
Quarter                High*  Low*   Dividend          High*  Low*  Dividend
-------                ----   ---   --------           ----   ---   --------
1st                   $1.45  $1.01  $  0              $1.10  $0.65  $  0
2nd                   $2.76  $1.12  $  0              $1.05  $0.69  $  0
3rd                   $2.00  $1.13  $  0              $1.15  $0.51  $  0
4th                   $1.30  $0.80  $  0              $1.01  $0.34  $  0


* The shares of the Company's common stock were not publicly traded from 1995 until March 31, 2004. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and my not reflect actual transactions. Source: Yahoo Finance

As of March 27, 2008, the Company had 33,867,023 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of March 27, 2008, there were approximately 1,290 holders of record of shares of the Company's Common Stock.

(c) The Company did not pay or declare any cash dividends on its shares of Common Stock during its last two fiscal years ended December 31, 2006 and December 31, 2007.

(d) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2007.

                                                                                              Number of securities
                                                                                            Remaining available for
                                     Number of Securities to   Weighed average exercise      issuance under equity
                                      be issued upon exercise    price of outstanding         compensation plans
                                     of outstanding options,    options, warrants and       (excluding securities
                                        warrants and rights             rights               reflected in column (a))
          Plan Category                       (a) (#)                   (b)($)                          (c) (#)
          -------------               -----------------------  -------------------------  ----------------------------
     Equity compensation plans(1)
     approved by security holders           1,262,500                    $0.93                       1,737,500

     Equity compensation plans not
     approved by security holders                   0                     0                                  0
                                            ---------                                                ---------

     Total:                                 1,262,500                                                1,737,500
                                            =========                                                =========


(1) The Company's 2006 Stock Incentive Plan - On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten
- year term and will expire on June 15, 2016. On June 15, 2006,the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman. On September 18, 2006, the Company granted options to buy 200,000 shares of common stock, at an exercise price of $1.25 per share, to the then Chief Operating Officer, Michael T. Mason. On January 1, 2007, the Company granted options to buy 83,334 shares of common stock, at an exercise price of $0.88 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian. On January 11, 2007, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.86 per share. On June 15, 2007, the Company granted options to buy 116,666 shares of common stock, at an exercise price of $0.83 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian. On June 15, 2007, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.83 per share, to the Chief Financial Officer, Jan Dulman. On June 20, 2007, Michael T. Mason, the Company's President, resigned from his position and forfeited options to buy 100,000 shares of common stock, at an exercise price of $1.25.

Sales of Securities: (a) On January 1, 2007 the Company entered an employment agreement with Hrayr Agnerian, designating him as the Company's Senior Vice President for Exploration and Development. The employment agreement is for an initial term of two years, terminating on December 31, 2008. Pursuant to employment agreement, Mr. Agnerian was granted 83,334 shares of restricted stock, at the fair market value of $0.88 per share, to vest in four equal installments of 20,834 shares every six months commencing on June 1, 2007. The Company issued such securities in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"); (b) On January 11, 2007 the Company issued 50,000 shares at the fair market value of $0.86 per share to Harry Gilmore for his services as a newly elected Director of the Company. The Company issued such securities in reliance upon Section 4(2) of the Act; (c) On January 11, 2007 the Company issued 63,250 shares at the fair market value of $0.86 per share to employees in Chile and Armenia as bonuses for 2006 which were accrued as of December 31, 2006. The Company issued such securities in reliance upon Section 4(2) of the Act; (d) On April 12, 2007 the Company issued 150,000 shares at the fair market value of $0.85 per share for the purchase of an option on Cochrane Pond license area to Commander Resources Ltd. (75,000 shares) and Bayswater Uranium Corp. (75,000 shares). The Company issued such securities in reliance upon Section 4(2) of the Act; (e) On June 15, 2007 the Company issued 116,666 shares at the fair market value of $0.83 per share to Hrayr Agnerian according to the terms of his amended employment agreement. The amended contract has the shares vesting at a rate of 38,889 shares each on December 31, 2007, June 30, 2008, and December 31, 2008. The Company issued such securities in reliance upon
Section 4(2) of the Act; (f) On June 15, 2007 the Company issued 20,000 shares at the fair market value of $0.83 per share to Lester Caesar according to the terms of his new employment agreement. The agreement has the shares vesting at a rate of 10,000 shares each on January 31, 2008, and July 31, 2008. The Company issued such securities in reliance upon Section 4(2) of the Act; (g) On June 15, 2007 the Company issued 150,000 shares at the fair market value of $0.83 per share to Jan Dulman according to the terms of his new employment agreement. The agreement has the shares vesting at a rate of 37,500 shares each on January 31, 2008, July 31, 2008, January 31, 2009, and July 31, 2009. The Company issued such securities in reliance upon Section 4(2) of the Act; (h) On June 20, 2007, the resignation of Mr. Michael T. Mason as the Company's President was effective. In connection with his resignation and pursuant to the applicable restricted stock awards from the Company, a total of 150,000 shares previously granted to Mr. Mason did not vest and have reverted back to the Company. The Company issued such securities in reliance upon Section 4(2) of the Act; (i) On June 20, 2007 the Company sold $16,500 in shares of Common Stock to Drury Gallagher, the Company's Chairman Emeritus, Treasurer and Secretary. The transaction involved the exercise of options originally issued on June 30, 2002. The transaction involved the issuance of 150,000 shares of common stock at $0.11 per share in accordance with the options. The Company issued such securities in reliance upon Section 4(2) of the Act.

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

RESULTS OF OPERATIONS

TWELVE-MONTHS ENDED DECEMBER 31, 2007 AND TWELVE-MONTHS ENDED DECEMBER 31, 2006

During the twelve-month period ended December 31, 2007, the Company's administrative and other expenses were $4,946,328 which represented an increase of $642,848 from $4,303,480 in the same period last year. The expense increase was primarily attributable to foreign subsidiary activity and to higher compensation expense of $643,331, legal fees of $389,237, and higher travel expenses of $58,931 due to increased activity resulting from project development in Armenia and Chile. During the twelve-month period ended December 31, 2007, the Company's mine exploration costs were $6,497,722 which represented an increase of $3,147,570 from $3,350,152 in the same period last year. The expense increase was primarily attributable to the increased mining activity at the Canadian properties of $534,994, Marjan property of $2,504,553, and the Getik property of $224,973. During the twelve-month period ended December 31, 2007, the Company's amortization and depreciation expenses were $895,304 which represented an increase of $283,662 from $611,642 in the same period last year. The expense increase was primarily attributable to the increased depreciation expense of $294,199, and the decreased amortization of licenses of $9,537. During the twelve-month period ended December 31, 2007, the Company did not have any interest expenses which represented a decrease of $220,058 from $220,058 in the same period last year. The expense increase was entirely attributable to the decreased amortization expense of the discount on note payable which was paid off in 2006. During the twelve-month period ended December 31, 2007, the Company had revenue of $35,848 which represented an increase of $29,863 from $5,985 in the same period last year. The increase in revenue is primarily attributable to royalty income of $25,449 which the Company did not have in 2006 and an increase of $4,414. The Company did not have any gain from sale of joint venture in 2007 compared to a gain of $3,150,965 in 2006. The difference is due to the Company not selling any joint ventures in 2007. The Company also had a gain on sale of investment of $2,460,137 in 2007, and no such gains in 2006. The difference is due to the Company not selling any investments in stock in 2006. During the twelve-month period ended December 31, 2007, the Company had losses on foreign exchange of $2,191,464 which represented an increase of $2,010,070 from $181,394 in the same period last year. The difference is primarily due to fluctuation in currency exchange rates between the US Dollar and the Armenian Dram. The Company had interest income of $126,490 in 2007 which represented a decrease of $86,916.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, the Company's total assets were $9,616,145, of which $298,032 consisted of cash or cash equivalents.

The Company's plan of operation for the calendar year 2008 is:

(a) To begin production at an initial site selected, of the over 100 potential sites identified, at the Madre De Dios and Pureo properties in Chile through the Company's Global Gold Valdivia joint venture and conduct further exploration at these properties;

(b) To continue production at the Tukhmanuk property in Armenia which began at the end of 2007, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, uranium, copper, and molybdenum reserves to Western standards;

(c) To continue uranium exploration activities in the Canadian province of Newfoundland and Labrador;

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

The Company also anticipates spending additional funds in Armenia, Canada and Chile for further exploration and development of its other properties as well as acquisition of new properties. The Company is also reviewing new technologies in exploration and processing. The Company anticipates that it will issue additional equity or debt to finance its planned activities. The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 3,466,666 million shares of Common Stock of the Company at an exercise price of $2.00 per share, which expire on December 31, 2008, as extended. If these Warrants were exercised in full, the Company would receive $6,933,332 in gross proceeds.

The Company may engage in research and development related to exploration and processing at Tukhmanuk during 2008, but does not expect to sell any plant or significant equipment but it does anticipate purchasing processing plant and equipment assets.

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

ITEM 7. FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, notes thereto and reports of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2007 and December 31, 2006, by Sherb & Co, LLP, are attached hereto as a part of, and at the end of, this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 8A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of December 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management's internal control report over financial reporting was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report.

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

                                    PART III

ITEM 9-DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information concerning the Company's directors, executive officers and corporate governance required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2008 Annual Meeting of Stockholders scheduled to be held on or around June 13, 2008.

ITEM 10-EXECUTIVE COMPENSATION

Information concerning director and executive compensation required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2008 Annual Meeting of Stockholders scheduled to be held on or around June 13, 2008.

ITEM 11-SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners and management and related stockholder matters required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2008 Annual Meeting of Stockholders scheduled to be held on or around June 13, 2008.

ITEM 12-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2008 Annual Meeting of Stockholders scheduled to be held on or around June 13, 2008.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including reports of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2007 and December 31, 2006.

(b) Exhibits.

Global Gold Corporation Form 10-KSB December 31, 2007

Exhibit 3.1     Amended and Restated Certificate of
                Incorporation of the Company, effective
                November 20, 2003.

Exhibit 3.2     Amended and Restated Bylaws of the
                Company, effective November 20, 2003.

Exhibit 10.1 Employment Agreement, dated as of January 1, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (1)

Exhibit 10.2    Labrador Uranium Claims Agreement, dated January 18, 2007. (2)

Exhibit 10.3 Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4 First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.5 Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Jan Dulman. (5)

Exhibit 10.6 Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Lester Caesar. (6)

Exhibit 10.7 Amended Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (7)

Exhibit 10.8    Nominating and Governance Charter dated June 15, 2007. (8)

Exhibit 10.9 Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (9)

Exhibit 10.10 Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (10)

Exhibit 10.11 Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (11)

Exhibit 21      List of Subsidiaries.

Exhibit 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to Exhibit 10.7 to the Company's annual report on 10-KSB for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

(2) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on January 24, 2007.

(3) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on April 13, 2007.

(4) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on May 31, 2007.

(5) Incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on 10-QSB for the second quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(6) Incorporated herein by reference to Exhibit 10.6 to the Company's quarterly report on 10-QSB for the second quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(7) Incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on 10-QSB for the second quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(8) Incorporated herein by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on June 20, 2007.

(9) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

(10) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

(11) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on November 1, 2007.


ITEM 14-PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning the Company's principal accountant fees and services and the pre-approval policies and procedures of the Audit Committee of the Board of Directors required by this Item is incorporated by reference from the Company's Proxy Statement relating to the 2008 Annual Meeting of Stockholders scheduled to be held on or around June 13, 2008.

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

March 31, 2008
Date


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman               3/31/08    /s/ Ian C. Hague                 3/31/08
-------------------------------------   ----------------------------------------
Jan Dulman                              Ian C. Hague
Chief Financial Officer                 Director


/s/ Drury J. Gallagher       3/31/08    /s/ Nicholas J. Aynilian         3/31/08
-------------------------------------   ----------------------------------------
Drury J. Gallagher                      Nicholas J. Aynilian
Chairman Emeritus,                      Director
Treasurer and Director


/s/ Lester S. Caesar         3/31/08    /s/ Harry Gilmore                3/31/08
-------------------------------------   ----------------------------------------
Lester S. Caesar                        Harry Gilmore
Controller                              Director

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                Table of Contents

                                                                           Page

Report of Independent Registered Public Accounting
Firm - for the years ended December 31, 2007 and 2006.......................F-1

Consolidated Balance Sheet - as of December 31, 2007 .......................F-2

Consolidated Statements of Operations and Comprehensive Loss -
for the years ended December 31, 2007 and 2006 and the development stage period from January 1, 1995 through December 31, 2007 ................F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
- for the development stage period from January 1, 1995
through December 31, 2007............................................F-4 to F-9

Consolidated Statements of Cash Flows - for the years ended
December 31, 2006 and 2005 and the development stage
period from January 1, 1995 through December 31, 2007..............F-10 to F-11

Notes to Consolidated Financial Statements.........................F-12 to F-27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Global Gold Corporation and Subsidiaries (A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2007 and the related consolidated statement of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2007 and 2006. The period beginning January 1, 1995 through December 31, 2005 were audited by the predecessor accounting firms. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of their operations and their cash flows for the year ended December 31, 2007 and 2006 and the period beginning January 1, 1995 through December 31, 2005 which were audited by the predecessor accounting firms, in conformity with accounting principles generally accepted in the United States of America.

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

                                              /s/Sherb & Co., LLP
                                                 Certified Public Accountants
               New York, New York
               March 27, 2008

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2007

                                     ASSETS

CURRENT ASSETS:

         Cash                                                     $    298,032
         Inventories                                                   602,412
         Tax refunds receivable                                        104,574
         Royalty receivable                                             25,449
         Prepaid expenses                                               23,852
          Other current assets                                          94,259
                                                                  -------------
               TOTAL CURRENT ASSETS                                  1,148,578

LICENSES, net of accumulated amortization of $926,668                3,937,433
DEPOSITS ON CONTRACTS AND EQUIPMENT                                  1,694,016
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
 depreciation of $854,453                                            2,836,118
                                                                  -------------

                                                                  $  9,616,145
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                             $  1,587,213
                                                                  -------------


STOCKHOLDERS' EQUITY
         Common stock $0.001 par, 100,000,000 shares authorized;
                        33,255,301 shares issued and outstanding        33,866
         Additional paid-in-capital                                 29,318,147
         Accumulated deficit prior to development stage             (2,907,648)
         Deficit accumulated during the development stage          (20,527,133)
         Accumulated other comprehensive income                      2,111,700
                                                                  -------------

               TOTAL STOCKHOLDERS' EQUITY                            8,028,932
                                                                  -------------

                                                                  $  9,616,145
                                                                  =============




                 See Notes to Consolidated Financial Statements
                                       F-2

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                                          Cumulative amount
                                                                  Year ended                    from
                                                                 December 31,             January 1, 1995
                                                   ------------------------------------         through
                                                         2007                 2006        December 31, 2006
                                                   ----------------   -----------------   ------------------

REVENUES                                           $    35,848        $      5,985        $     41,833
                                                   ----------------   -----------------   ------------------

EXPENSES:
General and administrative                           4,946,328           4,303,480          13,971,835
Mine exploration costs                               6,497,722           3,350,152          10,081,447
Amortization and depreciation                          895,304             611,642           1,684,185
Write-off on investment                                   -                   -                135,723
Gain on sale of investment                          (2,460,137)               -             (2,779,778)
Loss/(Gain) from investment in joint ventures             -             (3,150,965)         (3,138,965)
Interest expense                                          -                220,058             274,000
Loss/(Gain) on foreign exchange                           -                181,394              70,971
Interest income                                       (126,490)           (213,406)           (354,674)
                                                   ----------------   -----------------   ------------------

      TOTAL EXPENSES                                 9,752,727           5,302,355          19,944,744
                                                   ----------------   -----------------   ------------------

Loss from Continuing Operations                     (9,716,880)         (5,296,370)        (19,902,912)

Discontinued Operations:
       Loss from discontinued operations                  -                   -                386,413
       Loss on disposal of discontinued operations        -                   -                237,808
                                                   ----------------   -----------------   ------------------

Net Loss Applicable to Common Shareholders          (9,716,880)         (5,296,370)        (20,527,133)

Foreign currency translation adjustment              2,194,161             489,256           2,644,906
Unrealized gain on investments                            -                353,475             353,475
                                                   ----------------   -----------------   ------------------

Comprehensive Net Loss                             $ (7,522,719)      $ (4,453,639)       $(17,528,752)
                                                   ================   =================   ==================

NET LOSS PER SHARE-BASIC
           AND DILUTED                             $     (0.29)       $     (0.21)
                                                   ================   =================

WEIGHTED AVERAGE SHARES
          OUTSTANDING - BASIC AND DILUTED            33,855,425         25,512,704
                                                   ================   =================



                 See Notes to Consolidated Financial Statements
                                       F-3

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                       ( A development Stage Enterprise )

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                              Deficit
                                                            Accumulated
                                                         Prior to and During                         Accumulated
                         Common Stock        Additional   the Development                               Other           Total
                    ----------------------    Paid-in          Stage       Treasury    Unearned     Comprehensive    Stockholders'
                       Shares     Amount      Capital                       Stock     Compensation  Income (Loss)      Equity
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------
Balance from
 February 21, 1980
 to December 31, 1994
     (Note 1)          898,074  $  89,807  $ 3,147,693   $  (2,907,648) $    -        $       -     $      -       $    329,852
Adjustment for the
 restatement
 of par value             -       (88,909)      88,909            -          -                -            -               -
Issuance of stock
 for acquisition
 of Eyre
Recources, N.L.      1,000,000      1,000      849,000            -          -                -            -            850,000
Proceeds received
 from private
 placement             200,000        200      421,373            -          -                -            -            421,573
Net loss                  -          -            -           (361,345)      -                -            -           (361,345)
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------

Balance as
  December 31, 1995  2,098,074      2,098    4,506,975      (3,268,993)      -                -            -          1,240,080

Warrants exercised          40       -             100            -          -                -            -                100
Net loss                  -          -            -           (668,577)      -                -            -           (668,577)
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------

Balance as of
 December 31, 1996   2,098,114      2,098     4,507,075      (3,937,570)     -                -            -            571,603

Issuance of
 common stock        2,250,000      2,250       222,750            -         -                -            -            225,000

Net loss                  -          -             -           (690,747)     -                -            -           (690,747)
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------

Balance as of
 December 31, 1997   4,348,114      4,348     4,729,825      (4,628,317)     -                -            -            105,856

Net income                -          -             -             34,944      -                -            -             34,944
                    ----------- ---------- ------------- --------------- ------------ -------------- -------------- --------------

Balance as of
 December 31, 1998   4,348,114      4,348     4,729,825      (4,593,373)     -                -            -            140,800

Purchase of
 treasury stock           -          -             -               -      (60,000)            -            -            (60,000)
Unrealized loss
 on investment            -          -             -               -         -                -         (16,000)        (16,000)

Net loss                  -          -             -            (93,826)     -                -            -            (93,826)
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------

Balance as of
 December 31, 1999   4,348,114      4,348     4,729,825      (4,687,199)  (60,000)            -         (16,000)        (29,026)

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                       ( A development Stage Enterprise )

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (continued)

                                                              Deficit
                                                            Accumulated
                                                         Prior to and During                         Accumulated
                         Common Stock        Additional   the Development                               Other           Total
                    ----------------------    Paid-in          Stage       Treasury    Unearned     Comprehensive    Stockholders'
                       Shares     Amount      Capital                       Stock     Compensation  Income (Loss)      Equity
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------
Issuance of common
  stock in
  connection with
  settlement            20,000         20         1,980            -         -                -            -              2,000
Cancellation of
 treasury stock     (1,000,000)    (1,000)      (59,000)           -       60,000             -            -               -
Settlement of
 accrued salary      1,000,000      1,000       161,500            -         -                -            -            162,500
Sale of warrants          -          -              650            -         -                -            -                650
Unrealized loss on
 investment               -          -             -               -         -                -         (90,000)        (90,000)
Net loss                  -          -             -            (33,341)     -                -            -            (33,341)
                    ----------- ---------- ------------- --------------- ------------ -------------- -------------- --------------
Balance as
 December 31, 2000   4,368,114      4,368     4,834,955      (4,720,540)     -                -        (106,000)         12,783

Net loss                  -          -             -            (26,832)     -                -            -            (26,832)

Unrealized loan
 on investment            -          -             -               -         -                -         (15,000)        (15,000)
                    ----------- ---------- ------------- --------------- ------------ -------------- -------------- --------------

Balance as of
 December 31, 2001   4,368,114      4,368     4,834,955      (4,747,372)     -                -        (121,000)        (29,049)

Issuance of common
 stock for
  compensation         200,000        200         9,800            -         -                -            -             10,000

Net loss                             -             -            (60,113)     -                             -            (60,113)

Unrealized gain
 on investment            -          -             -               -         -                -         247,406         247,406
                    ----------- ---------- ------------- --------------- ------------ -------------- -------------- --------------

Balance as of
 December 31, 2002   4,568,114      4,568     4,844,755      (4,807,485)     -                -         126,406         168,244

Issuance of common
 stock for cash:
  at $0.25 per
  share, January       350,000        350        87,150            -         -                -            -             87,500
  at $0.25 per
  share, July        1,000,000      1,000       231,500            -         -                -            -            232,500
  at $0.50 per
  share, October       100,000        100        46,400            -         -                -            -             46,500
  at $0.50 per
  share, October       400,000        400       185,600            -         -                -            -            186,000

                 See Notes to Consolidated Financial Statements
                                      F-5

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                       ( A development Stage Enterprise )

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (continued)

                                                              Deficit
                                                            Accumulated
                                                         Prior to and During                         Accumulated
                         Common Stock        Additional   the Development                               Other           Total
                    ----------------------    Paid-in          Stage       Treasury    Unearned     Comprehensive    Stockholders'
                       Shares     Amount      Capital                       Stock     Compensation  Income (Loss)      Equity
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------
Issuance of common
 stock for
  compensation:
  at $0.25 per
  share, February    1,800,000      1,800       448,200            -         -            (450,000)        -               -
  at $0.25 per
  share, June          900,000        900       224,100            -         -            (225,000)        -               -
  at $0.25 per
  share, December       90,000         90        22,410            -         -             (22,500)        -               -
Amortization of
  deferred
  compensation            -          -             -               -         -             165,802         -            165,802
Issuance of common
  stock for
  services:
  at $0.25 per
  share, January       500,000        500       124,500            -         -            (100,000)        -             25,000
  at $0.25 per
  share, April         250,000        250        62,250            -         -                -            -             62,500

Shares cancelled
 in September,
  which were
 issued in January    (500,000)      (500)     (124,500)           -         -             100,000         -            (25,000)

Shares issued at
 $0.25 per share
  for accounts
 payable in April      100,000        100        24,900            -         -                -            -             25,000
Fractional share
 adjustment                 20       -             -               -         -                -            -               -

Unrealized gain
 on investment            -          -             -               -         -                -         (95,278)        (95,278)

Net loss                  -          -             -           (616,820)     -                -            -           (616,820)
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------

Balance as of
 December 31, 2003   9,558,134      9,558     6,177,265      (5,424,305)     -            (531,698)      31,128         261,948

Issuance of common
 stock for
  compensation         250,000        250       124,750                                   (125,000)                        -
Forfeiture of common
 stock for
  compensation        (526,833)      (527)     (131,181)                                   131,708                         -
Sale of common
 stock               3,000,000      3,000     1,482,000            -         -                -            -          1,485,000
Issuance of common
 stock for
  services              90,000         90           (90)                                                                   -

                 See Notes to Consolidated Financial Statements
                                      F-6

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                       ( A development Stage Enterprise )

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (continued)

                                                              Deficit
                                                            Accumulated
                                                         Prior to and During                         Accumulated
                         Common Stock        Additional   the Development                               Other           Total
                    ----------------------    Paid-in          Stage       Treasury    Unearned     Comprehensive    Stockholders'
                       Shares     Amount      Capital                       Stock     Compensation  Income (Loss)      Equity
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------
Issuance of common
 stock for
  payable              240,000        240       113,260                                                                 113,500

Amortization of
 unearned
  compensation                                                  316,756                    316,756

Net loss                                       (688,039)           -                                   (688,039)

Unrealized gain
 on investment            -          -             -               -         -                -         (31,128)        (31,128)
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------

Balance as of
 December 31, 2004  12,611,301     12,611     7,766,004      (6,112,344)     -            (208,234)        -          1,458,037

Issuance of common
 stock for
  compensation:
    at $0.50 per
    share, January     850,000        850       424,150            -         -            (425,000)        -               -
    at $1.00 per
    share, June        170,000        170       169,830            -         -            (170,000)        -               -
    at $1.50 per
    share, December     45,000         45        67,455            -         -             (67,500)        -               -

Sale of common
 stock               4,000,000      4,000     2,996,000            -         -                -            -          3,000,000

Less: Selling expense
 for sale
  of common stock         -       (39,000)                                                                              (39,000)

Exercise of warrants   220,000        220        54,780                                                                  55,000

Amortization of
 unearned
  compensation                                                  292,994                    292,994

Net loss                                                     (2,309,187)                                             (2,309,187)

Foreign currency
 translation
  adjustment              -          -             -               -         -                -         (38,511)        (38,511)
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------

Balance as of
 December 31, 2005  17,896,301     17,896    11,439,219      (8,421,531)     -            (577,740)     (38,511)      2,419,333

Issuance of common
 stock for
  compensation:
    at $1.50 per
    share, February    274,000        274       410,726            -         -            (375,000)        -             36,000
    at $1.70 per
    share, June        925,000        925     1,571,575            -         -          (1,572,500)        -               -
    at $1.25 per
    share, September   200,000        200       249,800            -         -            (250,000)        -               -

                 See Notes to Consolidated Financial Statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                       ( A development Stage Enterprise )

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (continued)

                                                              Deficit
                                                            Accumulated
                                                         Prior to and During                         Accumulated
                         Common Stock        Additional   the Development                               Other           Total
                    ----------------------    Paid-in          Stage       Treasury    Unearned     Comprehensive    Stockholders'
                       Shares     Amount      Capital                       Stock     Compensation  Income (Loss)      Equity
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------
Forfeiture of common
    stock for
    compensation       (40,000)       (40)      (44,960)                                    45,000                         -

Issuance of common
 stock for
  payable:
    at $1.15 per
    share, January     100,000        100       114,900                                                                 115,000
Sale of common
 stock              10,400,000     10,400    12,989,588            -         -                -            -         12,999,988
Less: Selling
 expense for sale
  of common stock         -                    (764,957)                                                               (764,957)
Issuance of
options for
  compensation                                  225,894                                                                 225,894
Exercise of
 warrants            3,000,000      3,000     2,247,000                                                               2,250,000
Accrual of stock
 bonuses issued
  in 2007                                                       (27,950)                   (27,950)
Amortization of
 unearned
  compensation                                                1,017,742                  1,017,742

Net loss                                                     (5,296,370)                                             (5,296,370)

Other comprehensive
 income                   -          -         -                   -         -                -         842,731         842,731
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------

                 See Notes to Consolidated Financial Statements
                                      F-8

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                       ( A development Stage Enterprise )

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                  (continued)

                                                              Deficit
                                                            Accumulated
                                                         Prior to and During                         Accumulated
                         Common Stock        Additional   the Development                               Other           Total
                    ----------------------    Paid-in          Stage       Treasury    Unearned     Comprehensive    Stockholders'
                       Shares     Amount      Capital                       Stock     Compensation  Income (Loss)      Equity
                    ----------- ---------- ------------- --------------- ----------- -------------- -------------- --------------

Balance as of
 December 31, 2006  32,755,301     32,755    28,438,785     (13,717,901)     -          (1,740,448)     804,220      13,817,411

Issuance of common
 stock for
  compensation:
    at $0.88 per
    share, January 1    83,334         83        73,251            -         -             (73,334)        -               -
    at $0.86 per
    share,
      January 11        50,000         50        42,950            -         -             (43,000)        -               -
    at $0.83 per
    share, June        286,666        287       237,646            -         -            (237,933)        -               -
Forfeiture of common
 stock for
  compensation        (172,500)      (173)     (210,378)                                   206,592                       (3,958)
Issuance of common
 stock for
  payable:
    at $2.00 per
    share,
    September(2006)    500,000        500       999,500                                                               1,000,000
    at $0.86 per
    share, January      63,250         63        54,332                                                                  54,395
    at $0.85 per
    share, April       150,000        150       127,350                                                                 127,500

Issuance of options
 for
  compensation                                  481,446                                                                 481,446

Exercise of warrants   150,000        150        16,350                                                                  16,500

Accrual of stock
 bonuses issued
  in 2008                                                                                  (14,850)                     (14,850)

Accrual of interest
 on note                                        (26,612)                                                                (26,612)

Amortization of
 unearned
  compensation                                                                             986,500                      986,500

Net loss                                                     (9,716,880)                                             (9,716,880)

Other comprehensive
 income                   -          -             -               -         -                -        1,307,480      1,307,480
                    ----------- ----------- ------------ --------------- ----------- -------------- -------------- --------------

Balance as of
 December 31, 2007  33,866,051  $  33,866   $ 30,234,620  $ (23,434,781) $   -        $   (916,473)  $ 2,111,700    $ 8,028,932
                    =========== =========== ============= ============== ============ ============== ============== ==============

                 See Notes to Consolidated Financial Statements
                                      F-9

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended                           January 1, 1995
                                                                  December 31,                        Cumulative amount
                                                     ---------------------------------------               through
                                                          2007                    2006               December 31, 2007
                                                     ----------------         --------------         ---------------------
OPERATING ACTIVITIES:

Net loss                                             $  (9,716,880)           $   (5,296,370)        $   (20,527,133)
Adjustments to reconcile net loss
to net cash used in operating activities:

     Amortization of unearned compensation                986,500                  1,017,742               2,779,794
     Stock option expense                                 481,446                    225,894                 707,340
     Amortization expense                                 380,133                    609,728               1,146,726
     Depreciation expense                                 515,171                    221,972                 763,367
     Accrual of stock bonuses                              84,563                    (27,950)                 56,613
     Write-off of investment                                 -                          -                    135,723
     Loss on disposal of discontinued operations             -                          -                    237,808
     Equity in loss on joint venture                         -                          -                     12,000
     Gain on extinguishment of debt                          -                          -                   (110,423)
     Gain on sale of investments (non-cash portion)          -                    (2,150,965)             (2,470,606)
     Other non-cash expenses                              (26,612)                    26,660                 173,025
Changes in assets and liabilities:

     Other current and non current assets              (1,232,214)                (1,057,021)             (2,181,233)
     Accounts payable and accrued expenses                736,231                    737,324               1,927,831
                                                     ----------------         --------------         -----------------

     NET CASH FLOWS USED IN OPERATING ACTIVITIES       (7,791,661)                (5,692,986)            (17,349,167)
                                                     ----------------         --------------         -----------------

INVESTING ACTIVITIES:

     Purchase of property, plan and equipment          (1,705,686)                (1,611,833)             (3,317,519)
     Proceeds from sale of Armenia mining interest           -                          -                  1,891,155
     Proceeds from sale of Tamaya Common Stock
      - basis not in income                             2,497,600                       -                  2,497,600
     Proceeds from sale of investment in common
      stock of Sterlite Gold                                 -                          -                    246,767
     Investment in joint ventures                            -                          -                   (260,000)
     Investment in mining licenses                     (1,654,165)                (1,200,000)             (5,747,101)
                                                     ----------------         --------------         -----------------

     NET CASH USED IN INVESTING ACTIVITIES               (862,251)                (2,811,833)             (4,689,098)
                                                     ----------------         --------------         -----------------

FINANCING ACTIVITIES:

     Net proceeds from private placement offering            -                    12,235,031              17,680,104
     Repurchase of common stock                              -                          -                    (25,000)
     Due to related parties                                  -                          -                    (22,218)
     Warrants exercised                                    16,500                  2,250,000               2,322,250
                                                     ----------------         --------------         -----------------

                 See Notes to Consolidated Financial Statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                  Year Ended                           January 1, 1995
                                                                  December 31,                        Cumulative amount
                                                     ---------------------------------------               through
                                                          2007                    2006               December 31, 2007
                                                     ----------------         --------------         ---------------------

     NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES       16,500                 14,485,031              19,955,136
                                                     ----------------         --------------         -----------------

EFFECT OF EXCHANGE RATE ON CASH                         1,919,065                    489,256               2,369,810
                                                     ----------------         --------------         -----------------

NET INCREASE (DECREASE) IN CASH                        (6,718,348)                 6,469,468                 286,680

CASH AND CASH EQUIVALENTS - beginning of period         7,016,380                    546,912                  11,352
                                                     ----------------         --------------         -----------------

CASH AND CASH EQUIVALENTS - end of period            $    298,032             $    7,016,380         $       298,032
                                                     ================         ==============         =================

SUPPLEMENTAL CASH FLOW INFORMATION


Income taxes paid                                    $       -                $         -            $         2,683
                                                     ================         ==============         =================


Interest paid                                        $       -                $         -            $        15,422
                                                     ================         ==============         =================

Noncash Transactions:


Stock issued for deferred compensation               $    354,267             $   2,233,500          $     3,947,767
                                                     ================         ================       ================
Stock forfeited for deferred compensation            $    210,550             $      45,000          $       953,050
                                                     ================         ================       ================
Stock issued for mine acquisition                    $    127,500             $   1,115,000          $     1,242,500
                                                     ================         ================       ================
Stock issued for accounts payable                    $       -                $        -             $        25,000
                                                     ================         ================       ================

Mine acquisition costs in accounts payables          $       -                $        -             $        50,697
                                                     ================         ================       ================

                 See Notes to Consolidated Financial Statements

                    GLOBAL GOLD CORPORATION AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2007 AND 2006

1. ORGANIZATION AND BUSINESS

Global Gold Corporation (the "Company" or "Global Gold") is currently in the development stage. It is engaged in exploration for, and development and mining of, gold, uranium, and other minerals in Armenia, Canada and Chile. The Company's headquarters are located in Greenwich, CT and its subsidiaries maintain offices and staff in Yerevan, Armenia, Santiago, Chile and Toronto, Canada. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage of mineral exploration and mining on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

In Armenia, the Company's focus is primarily on the exploration, development and production of gold at the Tukhmanuk property in the North Central Armenian Belt. The Company is also focused on the exploration and development of the Marjan and an expanded Marjan North property. In addition, the Company is exploring and developing other sites in Armenia including the Company's Getik property. The Company also holds royalty and participation rights in other locations in the country through affiliates and subsidiaries.

In Chile, the Company's focus is primarily on the exploration, development and production of gold at the Madre de Dios and Pureo properties in south central Chile, near Valdivia. The Company is also exploring other locations including properties on Chiloe Island and Ipun Island.

In Canada, the Company is currently engaged in uranium exploration activities in the provinces of Newfoundland and Labrador. The Company is also evaluating gold exploration and development properties in the Canadian province of Quebec and Ontario.

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

On August 18, 2003, the Company formed Global Gold Armenia LLC ("GGA"), as a wholly owned subsidiary, which in turn formed Global Gold Mining LLC ("Global Gold Mining"), as a wholly owned subsidiary, both in the State of Delaware. Global Gold Mining was qualified to do business as a branch operation in Armenia and owns assets, royalty and participation interests, as well as shares of operating companies in Armenia.

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.

On August 1, 2005, Global Gold Mining acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites. On August 2, 2006, Global Gold Mining acquired the remaining 49% interest of Mego-Gold, LLC, leaving Global Gold Mining as the owner of 100% of Mego-Gold, LLC.

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia. As of May 30, 2007, Global Gold Mining acquired the remaining 20% interest of the Sellers in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of 100% of Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada. Global Gold Uranium was qualified to do business in the Canadian Province of Newfoundland and Labrador.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, signed letters of intent to enter into a joint venture agreement and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumes a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the new joint venture company is Global Gold Valdivia.

The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2007.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis for Presentation - The consolidated financial statements at December 31, 2007, and for the year then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a development stage enterprise, has generated revenues of $41,833 (other than interest income, the proceeds from the sale of an interest in an Armenian mining venture with Iberian Resources Ltd., and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $20,500,000. Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2007 and for the year then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

d. Fair Value of Financial Instruments - The Company's financial instruments includes cash, receivables, and accounts payable and accrued expenses. The Company believes that the carrying amounts of these instruments are reasonable estimates of their fair value because of the short-term nature of such instruments.

e. Inventory - Inventory consists of the following at December 31, 2007:


      Ore ....................................  $   522,872
      Concentrate ............................            -
      Materials, supplies and other ..........       79,539
                                                -----------
      Total Inventory.........................  $   602,411
                                                ===========


Ore inventory consists of unprocessed ore at the Tukhmanuk mining site in Armenia. The unprocessed ore is stated at the lower of cost or market.

f. Investment in Tamaya Resources Limited Stock - The Company classifies its marketable equity securities as available for sale in accordance with SFAS No.
115. During the year ended December 31, 2007, the Company sold all 20,000,000 shares of the Tamaya Resources Limited Stock that it owned which resulted in a realized gain of $2,460,137. As of December 31, 2007, the Company no longer had any investment in Tamaya Resources Limited Stock.

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


For the year ended December 31, 2007, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2007 and 2006 was $1,467,946 and $1,243,647, respectively. The expense for stock-based compensation is a non-cash expense item.

k. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2007 and 2006.

                                             Year Ending December 31,
                                   --------------------------------------------
                                            2007                    2006
                                   ---------------------   --------------------
 Net loss ........................ $         (9,716,880)   $        (5,296,370)
 Unrealized gain/(loss) arising
   during the year ............... $          2,194,161    $           842,731
                                   ---------------------   --------------------
 Comprehensive loss............... $         (7,522,719)   $        (4,453,639)
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

p. Depreciation, Depletion and Amortization - Capitalized costs are depreciated or depleted using the straight-line method over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 10 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually.

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

s. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. Accordingly, no such costs were accrued at December 31, 2007.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

t. Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement. The Company also possesses Net Smelter Return ("NSR") royalty from non-affiliated companies. As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded. In 2007, the Company recognized $25,449 of royalty income from a 2.5% NSR royalty from Tamaya Resources Limited's Lichkvadz-Tei and Terterasar properties in Armenia.

u. New Accounting Standards:

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 - Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions,
(d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2007.

   Property, plant and equipment.................      $ 3,690,571
   Less accumulated depreciation.................         (854,453)
                                                         ---------
                                                       $ 2,836,118
                                                         =========

The Company had depreciation expense for the year ended December 31, 2007 and 2006 of $515,171 and $220,972, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2007, the accounts payable and accrued expenses consisted of the following:

  Drilling work payable.........................      $ 1,070,459
  Accounts payable..............................          285,468
  Accrued expenses..............................          231,286
                                                         ---------
                                                      $ 1,587,213
                                                        ==========

5. SEGMENT REPORTING BY GEOGRAPHIC AREA

The Company sells its products to various customers primarily in former Soviet Union. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. The Company operates in a single industry segment, production of gold and other precious metals including royalties from other non-affiliated companies production of gold and other precious metals.

For the fiscal years end December 31, 2007 and 2006, all of the Company's revenue was $35,848 and $5,985, respectively, which was all derived from Armenia.

The following summarizes identifiable assets by geographic area:


                                           For Year Ended December 31,
                                                 2007            2006
                                                ------          ------
          Armenia                          $6,703,566         $5,779,544
          Chile                             2,205,715                  -
          Canada                              368,382                  -
          United States                       338,482          9,688,849
                                            ---------          ---------
                                           $9,616,145        $15,468,393
                                           ===========        ===========

The following summarizes operating losses before provision for income tax:


                                           For Year Ended December 31,
                                                 2007            2006
                                                ------          ------
          Armenia                          $4,862,395        $3,248,532
          Chile                               142,058                 -
          Canada                              702,426                 -
          United States                     4,010,001         2,047,838
                                            ----------         ----------
                                           $9,716,880        $5,296,370
                                           ===========        ==========
5. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia. As of December 31, 2007, bank deposits in the United States exceeded federally insured limits by approximately $101,000. At December 31, 2007, the Company had approximately $163,000 in Armenian bank deposits and $70,000 in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2007.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

6. OFFICERS' COMPENSATION AND RELATED TRANSACTIONS

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

On June 15, 2006, the Company issued 50,000 shares to Hrayr Agnerian in conjunction with being elected as a Director at the fair market value of $1.70 per share. Such amount has been reflected as unearned compensation and is being amortized into compensation expense on a straight-line basis over the term of the agreement.

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

The Company has declared cash bonuses to officers of $104,000 that is included in officers' compensation and in accounts payable and accrued expenses as of December 31, 2006. In January 2007, the company paid the bonuses and reversed the accrued expense.

On January 1, 2007, the Company entered into an employment agreement with Hrayr Agnerian, designating him as the Company's Senior Vice President for Exploration and Development. The employment agreement provides that Mr. Agnerian will receive an annual base salary of $62,500, and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. Mr. Agnerian resigned from the Board of Directors effective December 31, 2006. The employment agreement is for an initial term of two years, terminating on December 31, 2008. Pursuant to employment agreement, Mr. Agnerian was also granted (i) Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of the common stock of Global Gold Corporation pursuant to the terms of the Restricted Stock Award to vest in four equal installments of 20,834 shares every six months, commencing on June 1, 2007 and (ii) options to acquire Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of common stock of Company at the rate of 41,667 per year from January 1, 2007 through January 1, 2008 (totaling 83,334) at $0.88 per share (the arithmetic mean of the high and low prices of the Company's stock on December 29, 2006), to vest in two equal installments of 41,667 shares each on January 1, 2007 and January 1, 2008. On June 15, 2007, the Company entered into an representing a 140% increase over his previous salary effective June 1, 2007 and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The amended Employment Agreement terminates on December 31, 2008. Pursuant to the revised agreement, Mr. Agnerian was also granted an additional (i) 116,666 shares of restricted stock to vest in three equal installments of 38,889 shares each on December 31, 2007, June 30, 2008 and December 31, 2008 and (ii) 116,666 stock options to purchase Common Stock at $0.83 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2007), to vest in equal installments of 58,333 shares each on December 31, 2007, and December 31, 2008. The restricted stock and options previously awarded to Mr. Agnerian will continue to vest pursuant to his original Employment Agreement. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.On January 11, 2007, the Company declared a stock bonus to Dr. Urquhart of 10,000 shares of common stock at $0.86 per share for a total value of $8,600. The Company also declared stock bonuses to 64 employees in Armenia for a total of 20,750 shares of common stock at $0.86 per share for a total value of $17,845. The $26,445 was included in officers' compensation and in accounts payable and accrued expenses as of December 31, 2006.

On January 11, 2007, the Company also declared stock bonuses to 8 key employees in Armenia for a total of 32,500 shares of common stock at $0.86 per share for a total value of $27,950 which vest over 2 years. The $27,950 was included in unearned compensation and in accounts payable and accrued expenses as of December 31, 2006.

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

On December 14, 2007, the Company authorized a stock bonus to Dr. Urquhart of 100,000 shares of common stock at $0.55 per share for a total value of $55,000 based on the market share price. The shares were issued for services rendered in 2007 and immediately vested. The shares were issued on February 11, 2008. The Company also declared stock bonuses to 82 employees in Armenia for a total of 26,750 shares of common stock at $0.55 per share for a total value of $14,713 based on the market share price. The $69,713 was included in officers' compensation and in accounts payable and accrued expenses as of December 31, 2007.

On December 14, 2007, the Company also declared stock bonuses to 8 key employees in Armenia for a total of 27,000 shares of common stock at $0.55 per share for a total value of $14,850 which vest over 2 years. As of December 31, 2007, the $14,850 was included in unearned compensation and in accounts payable and accrued expenses.

Compensation expense for the years ended December 31, 2007 and 2006 was $2,897,118 and $2,253,787. The amount of total deferred compensation amortized for the years ended December 31, 2007 and 2006 was $986,500 and $1,017,742.

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2007.

         Year Amount
                           2008                 $1,564,191
                           2009                    413,388
                           2010                          -
                           2011                          -
                           2012                          -


During the year ended December 31, 2007, the Company paid New-Sense Geophysics Limited a total of $440,997 for airborne magnometry work performed on its Cochrane Pond property. New-Sense Geophysics Limited is owned and operated by the Company's Vice President, Dr. Ted Urquhart.

7. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2007, the Company had net deferred tax assets of $7,302,000. The Company has provided a valuation allowance, which increased during 2007 by $3,837,000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2007.


        Deferred tax assets:
        Net operating loss carryforward ..............      $ 7,019,000
        Stock option expense .........................          283,000
                                                              ---------
        Net deferred tax asset .......................        7,302,000
        Valuation allowance ... ......................       (7,302,000)
                                                              ---------
                                                            $         -
                                                              =========

The provision for income taxes for year ended December 31, 2007 and 2006 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

                                                      2007       2006
                                                   ---------   --------
  Income tax benefit computed at statutory rate   $3,401,000  $1,559,000
  State tax benefit (net of federal)                 486,000     223,000
  Permanent differences (book stock comp versus
           tax stock comp)                           (50,000)  (360,000)
  Increase in valuation allowance .............   (3,837,000)(1,422,000)
                                                   ---------   --------
  Provision for income taxes ..................    $       -   $      -
                                                   =========   ========


The Company had net operating loss carry forwards for tax purposes of approximately $17,500,000 at December 31, 2007 expiring at various dates from 2012 to 2025. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

8. COMMON STOCK

Each Director of the Company received 50,000 shares of the Company's common stock per year for their services as a Director in 2006. An aggregate of 250,000 shares were issued to the directors in February 2006. On June 15, 2006, the Company appointed one (1) additional Director to the Board of Directors; Hrayr Agnerian. Mr. Agnerian was also issued 50,000 shares of the Company's common stock for his services as a Director.

In April 2006, the Company sold 10,400,000 units at $1.25 per share in a private placement. The units included 10,400,000 common shares and 4,466,666 warrants exercisable at $2.00 per share and expire after two years. A finder's fee of $750,000 was made to Aton Securities, Inc. and was included in additional paid-in capital.

On August 1, 2005, Global Gold Mining entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets. On August 2, 2006, Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of Mego-Gold, LLC, in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, Global Gold Mining loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable ("Note") to Global Gold Mining, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, had the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder. On September 16, 2007, the contingency period expired without exercise, extension or amendment. The Company has accounted for this by booking the 500,000 shares, at the fair market value of $1,000,000, into Additional Paid-In Capital. The Company also booked the $200,000 secured loan into Note Receivable and accrued interest, from inception of Note as per the terms of the Note above, into Additional Paid-In Capital. On February 12, 2008 the Company exercised its option and converted the Note and accrued interest into one hundred fifty two thousand seven hundred seventy eight shares (152,778), which were then cancelled.

On January 11, 2007, the Company granted 50,000 shares of restricted Common Stock to Harry Gilmore as an initial director's fee at the fair market value of $.86 per share.

9. WARRANTS AND OPTIONS

The Company adopted the 1995 Stock Option Plan under which a maximum of 500,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). In July 2002, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.11 per share, to each of the then Chairman, Drury Gallagher, and President of the Company, Robert Garrison. Of these options issued, 75,000 vest on the first anniversary of the date of issuance, and the remaining 75,000 vest on the second anniversary of the date of issuance. These options expire five years from the date of issuance. As of December 31, 2006, there were 200,000 stock awards available under the Plan for future issuance. On June 30, 2004, the former President and CFO, Mr. Robert Garrison resigned his office and thereby forfeited his options. On June 20, 2007, Global Gold Corporation sold $16,500 in common shares, pursuant to exemptions from registration requirements of the Securities Act to Drury Gallagher, the Company's Chairman Emeritus, Treasurer and Secretary. The transaction involved the exercise of options originally issued on June 30, 2002. The transaction involved the issuance of 150,000 shares of common stock at $0.11 per share in accordance with the options. As of December 31, 2007 there were no options remaining outstanding under the 1995 Stock Option Plan.

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

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2007 and December 31, 2006, respectively.

                                                      WARRANTS                       OPTIONS                    STOCK AWARDS
                                       --------------------------------   -----------------------------   ----------------------
                                            Shares          Weighted        Shares         Weighted        Restricted    Weighted
                                          Underlying        Average       Underlying       Average           Stock       Average
                                           Warrants      Exercise Price    Options       Exercise Price     Awards    Market Price
                                       --------------    --------------   -------------  --------------   -----------  ------------
Outstanding at December 31, 2005         5,000,000           $   0.99         150,000          $ 0.11     3,778,168       $ 0.37
    Granted ...........................           -                  -         512,500            1.19     1,399,000         1.60
    Canceled ..........................           -                  -               -               -       (40,000)        1.13
    Exercised .........................  (3,000,000)              0.75               -               -             -            -
    Sold in units......................   4,466,666               2.00               -               -             -            -
                                       --------------    --------------   -------------  --------------   -----------  ------------
 Outstanding at December 31, 2006         6,466,666           $   1.82         662,500          $ 0.95     5,137,168       $ 0.70
    Granted ...........................           -                  -         850,000            0.85       420,000         0.84
    Canceled ..........................  (3,000,000)              1.42        (100,000)           1.25      (172,500)        1.22
    Exercised .........................           -                  -        (150,000)           0.11             -            -
    Sold in units......................           -                  -               -               -             -            -
                                       --------------    --------------   -------------  --------------   -----------  ------------
 Outstanding at December 31, 2007         3,466,666           $   2.00       1,262,500          $ 0.93     5,384,668       $ 0.69
                                       ==============    ==============   =============  ==============   ===========  ============
 Vested shares and fair value             3,466,666           $   2.00       1,031,250          $ 0.94     4,476,473       $ 0.58
                                       ==============    ==============   =============  ==============   ===========  ============
 Total intrinsic value at
  December 31, 2007                            -                   -              -                -            -             -
                                       ==============    ==============   =============  ==============   ===========  ============

In the twelve months ended December 31, 2007 and 2006, there were no options exercised. The following is additional information with respect to the Company's options and warrants as of December 31, 2007.

                                                            WARRANTS
           WARRANTS OUTSTANDING                           EXERCISABLE
----------------------------------------------  -----------------------------
            Number of    Weighted                 Number of
           Outstanding    Average    Weighted    Exercisable       Weighted
Average      Shares      Remaining    Average      Shares           Average
Exercise   Underlying   Contractual  Exercise    Underlying        Exercise
 Price      Warrants       Life        Price      Warrants           Price
----------------------- ----------------------  --------------   ------------

  $ 2.00   3,466,666    0.25 years    $ 2.00    3,466,666           $ 2.00


                                                                   OPTIONS
                OPTIONS OUTSTANDING                              EXERCISABLE
----------------------------------------------  --------------   ------------
            Number of    Weighted                 Number of
           Outstanding    Average    Weighted    Exercisable       Weighted
Average      Shares      Remaining    Average      Shares           Average
Exercise   Underlying   Contractual  Exercise    Underlying        Exercise
 Price       Options      Life        Price       Options           Price
---------------------- -----------------------  --------------   ------------

$ 0.98    1,262,500    7.76 years    $ 0.93      1,031,250         $ 0.94

10. AGREEMENTS AND COMMITMENTS

a. On January 31, 2006, Global Gold Mining closed the transaction agreed to in the context of the share purchase agreement, dated as of January 23, 2006, with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to Global Gold Mining in exchange for 100,000 shares of the Company's Common Stock. All assets (including the "Athelea" name) not related to the approximately 27 square kilometer Getik gold/uranium exploration license area were transferred back to the Sellers. AI was renamed the "Getik Mining Company, LLC." As of May 30, 2007, Global Gold Mining acquired the remaining twenty percent interest of the Sellers in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of 100% of Getik Mining Company, LLC. Mr. Frank Pastorino was an officer of the Company terminating in August of 2007 and Mr. Simon Cleghorn was an officer of the Company terminating in October of 2006.

b. On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock a the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit). In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties. With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007. The Company has not issued the initial 20,000 shares of Common Stock of the Company.

c. On April 12, 2007, Global Gold Uranium entered into an agreement to acquire an option for the Cochrane Pond license area ("the Agreement") with Commander Resources Ltd. ("Commander") and Bayswater Uranium Corp. ("Bayswater"). The Cochrane Pond property consists of 2,600 claims within 61,000 hectares (approximately 150,708 acres). The Agreement is subject to board approval and the conclusion of an option agreement. The relevant boards subsequently approved. Major terms include the following. Global Gold Uranium may earn a 51% equity interest over a period of four years in Cochrane Pond Property by completing; Cash payments of US $700,000 over four year period; Share issuance of 350,000 shares of Global Gold Corporation (50 % each to Commander and Bayswater) over a four year period; Property expenditures over four year period of C$3.5 million.

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

d. On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to enter into a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumes a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties. The name of the new joint venture company is Global Gold Valdivia.

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 6 months as well as a mutually agreed exploration program to establish proven reserves, if that is successful, two additional plants/operations will be financed; from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian National Instrument 43-101 ("NI 43-101") standards in 5 years. The definitions of proven and probable reserves in NI 43-101 reports differ from the definitions in SEC Industry Guide 7. Also, the SEC does not recognize the terms "measured resources and indicated resources" or "inferred resources" which are used in NI 43-101 reports

e. On September 5, 2007, the Company entered into a confidential agreement which was made public on October 29, 2007, with members of the Quijano family by which the Company has the option to earn a 51% interest in the Estrella del Sur Gold-Platinum project on Ipun Island and another Gold-Platinum property on Chiloe Island.

Key agreement terms for the Estrella del Sur and Chiloe projects required Global Gold to pay approximately $160,000 to cover government and license fees in exchange for an exclusive option until January 30, 2008 to review, explore, and form joint ventures on the properties. On or before January 31, 2008, at Global Gold's sole option, either or both of the properties shall be transferred to a new joint venture company (or two separate companies on the same terms). For both properties and in consideration for forming the joint venture, Global Gold shall pay 1,500,000 euros (or the Chilean peso equivalent) on the following schedule: 1. January 31, 2008, 250,000 euros; 2. July 31, 2008, 250,000 euros;
3. January 30 2009,  500,000  euros;  and 4. July 31 2009,  500,000  euros.  The
Company received an extension of the first payment date to March 31, 2008.

If either or both properties continue to production and reserves are proven by the prefeasibility and scoping studies, Global Gold's partner will be entitled to an extra share based on the following scale of 37,000,000 euros (15,000,000 for Chiloe and 22,000,000 for Ipun) for 3,700,000 commercially reasonable recoverable ounces of gold plus platinum (calculated on a gold price equivalent basis, using the monthly average of the New York COMEX price for the month in which calculations of proven reserves are made according to Canadian 43-101 standards) based on the prefeasibility and scoping studies. Payments will come as the joint venture produces gold or platinum as mutually agreed from no more than 25% of Global Gold's profit from the joint venture. Part of the payments may be in Global Gold stock on mutually agreeable terms. The economic value of any other materials besides gold or platinum shall not be calculated as part of this formula and instead will be shared according to joint venture terms. After the prefeasibility and scoping studies, each party shall carry its own share of the costs.

11. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. and while the Company anticipates successful completion of the ICSID settlement as agreed, there can be no assurances thereof. As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter. The ICC arbitration is pending a decision from the Federal District Court for the Southern District of New York.

12. SUBSEQUENT EVENTS (Unaudited)

a. On February 7, 2008, the Company received a short term loan in the amount of $260,000 and an additional $280,000 (the "Loan") on March 7, 2008, from Ian Hague, a director of the Company, which Loan shall accrue interest, from the day it is issued and until the day it is repaid by the Company, at an annual rate of 10% (the "Interest"). The Company promises to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) your demand after June 6, 2008; or (2) from the proceeds of any financing the company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan, i.e. our option plan. In addition, Mr. Hague will have the right (from the date of this agreement until the time the loans from Mr. Hague are repaid) at any time to convert the terms of all or a portion of this loan and the loan Mr. Hague made pursuant to the agreement dated February 7, 2008 to the terms provided to any third party investor or lender financing the company.

b. In connection with its private placement of stock in Global Gold Corporation (the "Company") which closed on April 4, 2006, the Company issued warrants dated April 4, 2006 to acquire a total of 3,466,666 additional shares of the Company "at any time or from time to time before 5:30 P.M., Eastern Standard Time on the sooner of (a) April 1, 2008 or (b) sixty (60) days following a determination by the Company that the weighted average trading price of the common shares over a thirty (30) consecutive trading day period commencing after August 1, 2006 is $3.00 USD or greater." Pursuant to the decision of the Board of Directors on March 25, 2008, the Company has extended the April 1, 2008 expiration date on the warrants to December 31, 2008.