Form 10-Q
period 2008-03-31
GLOBAL GOLD CORP
filed 2008-05-15
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________to____________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]. Not applicable.

As of May 15, 2008 there were 33,867,023 shares of the issuer's Common Stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

TABLE OF CONTENTS PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)
Consolidated Balance Sheets as of March 31, 2008 and as of December 31, 2007 (Audited)	3
Consolidated Statements of Operations for the three months ended March 31, 2008 and March 31, 2007
and for the development stage period from January 1, 1995 (inception) through March 31, 2008	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007
and for the development stage period from January 1, 1995 (inception) through March 31, 2008	5
Notes to Consolidated Financial Statements (Unaudited)	6-13
Item 2. Management's Discussion and Analysis or Plan of Operation	14-15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T. Controls and Procedures	15-16

PART II OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits	17

SIGNATURES CERTIFICATIONS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008	December 31, 2007
CURRENT ASSETS:	(Unaudited)	(Audited)
Cash	$110,802	$298,032
Inventories	631,428	602,412
Tax refunds receivable	94,259	104,574
Royalty receivable	-	25,449
Prepaid expenses	23,194	23,852
Other current assets	25,930	94,259
TOTAL CURRENT ASSETS	885,614	1,148,578

LICENSES, net of accumulated amortization of $1,051,707 and $926,668, respectively	3,812,394	3,937,433
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,750,878	1,694,016
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,035,149 and $854,453, respectively	2,705,375	2,836,118
	$9,154,261	$9,616,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,685,516	$1,587,213
Short term note payable to director	540,000	-
TOTAL CURRENT LIABILITIES	2,225,516	1,587,213

STOCKHOLDERS' EQUITY
Common stock $0.001 par, 100,000,000 shares authorized;
33,867,023 shares issued and outstanding	33,867	33,866
Additional paid-in-capital	29,676,411	29,318,147
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(21,943,571)	(20,527,133)
Accumulated other comprehensive income	2,069,686	2,111,700
TOTAL STOCKHOLDERS' EQUITY	6,928,745	8,028,932
	$9,154,261	$9,616,145

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES (A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount from January 1, 1995 through March 31, 2008

	January 1, 2008 through March 31, 2008	January 1, 2007 through March 31, 2007

REVENUES	$-	$-	$41,833

EXPENSES:
General and administrative	982,686	1,327,985	14,954,521
Mine exploration costs	132,285	358,446	10,213,732
Amortization and depreciation	298,496	177,849	1,982,681
Write-off on investment	-	-	135,723
Gain on sale of investment	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	(3,138,965)
Interest expense	5,534	-	279,534
Loss/(Gain) on foreign exchange	-	-	70,971
Interest income	(2,564)	(58,356)	(357,238)
TOTAL EXPENSES	1,416,438	1,805,924	21,361,182

Loss from Continuing Operations	(1,416,438)	(1,805,924)	(21,319,350)

Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss Applicable to Common Shareholders	(1,416,438)	(1,805,924)	(21,943,571)

Foreign currency translation adjustment	(125,442)	85,278	2,519,464
Unrealized gain on investments	-	121,560	353,475

Comprehensive Net Loss	$(1,541,880)	$(1,599,086)	$(19,070,632)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.04)	$(0.05)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	33,866,585	33,439,302

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
			January 1, 1995
	January 1, 2008	January 1, 2007	Cumulative amount
	through	through	through
	March 31, 2008	March 31, 2007	March 31, 2008
OPERATING ACTIVITIES:
Net loss	$(1,416,438)	$(1,805,924)	$(21,943,571)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	228,776	255,702	3,008,570
Stock option expense	47,481	307,532	754,821
Amortization expense	125,039	95,033	1,271,765
Depreciation expense	173,457	82,816	936,824
Accrual of stock bonuses	-	-	56,613
Write-off of investment	-	-	135,723
Loss on disposal of discontinued operations	-	-	237,808
Equity in loss on joint venture	-	-	12,000
Gain on extinguishment of debt	-	-	(110,423)
Gain on sale of investments (non-cash portion)	-	-	(2,470,606)
Other non-cash expenses	2,979	-	176,004
Changes in assets and liabilities:
Other current and non current assets	18,872	(114,364)	(2,162,361)
Accounts payable and accrued expenses	182,866	(114,909)	2,110,697
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(636,967)	(1,294,114)	(17,986,135)

INVESTING ACTIVITIES:
Purchase of property, plan and equipment	(49,953)	(140,758)	(3,367,472)
Proceeds from sale of Armenia mining interest	-	(115,492)	1,891,155
Proceeds from sale of Tamaya Common Stock - basis not in income	-	-	2,497,600
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,747,101)
NET CASH USED IN INVESTING ACTIVITIES	(49,953)	(256,250)	(4,739,051)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	17,680,104
Repurchase of common stock	-	-	(25,000)
Due to related parties	540,000	-	517,782
Warrants exercised	-	-	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	540,000	-	20,495,136

EFFECT OF EXCHANGE RATE ON CASH	(40,309)	85,278	410,436

NET DECREASE IN CASH	(187,230)	(1,465,086)	(1,819,615)
CASH AND CASH EQUIVALENTS - beginning of period	298,032	7,016,380	11,352

CASH AND CASH EQUIVALENTS - end of period	$110,802	$5,551,294	$(1,808,263)

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$-	$-	$15,422

Noncash Transactions:
Stock issued for deferred compensation	$-	$375,000	$3,947,767
Stock forfeited for deferred compensation	$-	$-	$953,050
Stock issued for mine acquisition	$-	$150,000	$1,242,500
Stock issued for accrued expenses	$84,563	$-	$-
Stock issued for accounts payable	$-	$-	$25,000
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD CORPORATION (A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements March 31, 2008

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through March 31, 2008.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2007 annual report on Form 10-KSB. The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2008. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at March 31, 2008, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $41,833 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities while incurring losses in excess of $21,900,000. On December 19, 2006, Global Gold Mining LLC restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; a 20% participation right in any other projects undertaken by Iberian, or its successors, outside the 20 kilometer zone; and five million shares of Iberian Resources Limited's common stock. Iberian Resources Limited subsequently merged into Tamaya Resources Limited and the five million Iberian shares were converted into twenty million shares of Tamaya Resources Limited. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Canada or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at March 31, 2008 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Inventory - Inventory consists of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Ore	$522,872	$522,872
Materials, supplies and other	108,556	79,539
Total Inventory	$631,428	$602,411

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

During the transition period of the Company's adoption of SFAS 123R, the weighted-average fair value of options has been estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted-average assumptions used:

Expected Life (Years)	1-3
Interest Rate	5.0-5.7%
Annual Rate of Dividends	0%
Volatility	100-145%

For the three months ended March 31, 2008, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $276,257 and $563,234, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the three months ended March 31, 2008 and 2007.

	Three Months Ending March 31,
	2008	2007
Net loss	$(1,416,438)	$(1,805,924)
Unrealized gain/(loss) arising
during the year	$(125,442)	$206,838
Comprehensive loss	$(1,541,880)	$(1,599,086)

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

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. Accordingly, no such costs were accrued at December 31, 2007 or March 31, 2008.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement. The Company also possesses Net Smelter Return ("NSR") royalty from non-affiliated companies. As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded. In 2007, the Company recognized $25,449 of royalty income form a 2.5% NSR royalty from Tamaya Resources Limited’s Lichkvadz-Tei and Terterasar properties in Armenia.

New Accounting Standards:

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

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
	2008	2007
Property, plant and equipment	$3,740,524	$3,690,571
Less accumulated depreciation	(1,035,149)	(854,453)
	$2,705,375	$2,836,118

The Company had depreciation expense for the three months ended March 31, 2008 and 2007 of $173,457 and $82,816, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2008 and December 31, 2007, the accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2008	2007
Drilling work payable	$1,229,403	$1,070,459
Accounts payable	321,757	285,468
Accrued expenses	134,356	231,286
	$1,685,516	$1,587,213

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

For the three months ending March 31, 2008 and 2007, the Company did not recognize any income from any country.

The following summarizes identifiable assets by geographic area:

	March 31,	December 31,
	2008	2007
Armenia	$6,527,680	$6,703,566
Chile	2,095,636	2,205,715
Canada	368,382	368,382
United States	162,563	338,482
	$9,154,261	$9,616,145

The following summarizes operating losses before provision for income tax:

	For Three Months Ended March 31,
	2008	2007
Armenia	$643,385	$692,542
Chile	119,079	-
United States	653,974	1,113,382
	$1,416,438	$1,805,924

5. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia. Bank deposits in the United States did not exceed federally insured limits as of March 31, 2008 but did exceed federally insured limits by approximately $101,000 as of December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had approximately $62,000 and $163,000, respectively, in Armenian bank deposits and $2,000 and $70,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2008.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

6. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Transactions with Officers and Directors:

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day it is issued and until the day it is repaid by the Company, at an annual rate of 10%. The Company promises to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the the Global Gold Corporation 2006 Stock Incentive Plan. In addition, Mr. Hague will have the right at any time to convert the terms of all or a portion of the Loan to the terms provided to any third party investor or lender financing the company. In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.

On February 11, 2008, the Company issued a stock bonus to Dr. Urquhart of 100,000 shares of common stock at $0.55 per share for a total value of $55,000 based on the market share price on December 14, 2007 when they were authorized. The shares were issued for services rendered in 2007 and immediately vested.

The Company also declared stock bonuses to 82 employees in Armenia for a total of 26,750 shares of common stock at $0.55 per share for a total value of $14,713 based on the market share price on December 14, 2007 when they were authorized. The $69,713 was included in officers' compensation and in accounts payable and accrued expenses as of December 31, 2007. The stock was issued on February 11, 2008.

On February 11, 2008, the Company also declared stock bonuses to 8 key employees in Armenia for a total of 27,000 shares of common stock at $0.55 per share for a total value of $14,850, based on the market share price on December 14, 2007 when they were authorized, which vest over 2 years. As of December 31, 2007, the $14,850 was included in unearned compensation and in accounts payable and accrued expenses.

7. EQUITY TRANSACTIONS

Effective February 12, 2008, Global Gold Mining exercised the option to convert $229,167 debt (including principal and accrued interest) at the rate of $1.50 per share to 152,778 shares of the Company stock, which shall be cancelled terminating the September 12, 2006 convertible promissory note agreement described below. On August 2, 2006 the Company announced that Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock. On September 12, 2006, GGM loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker") for the benefit of both the sellers of Mego-Gold, LLC, as evidenced by a convertible promissory note payable to Global Gold Mining, in lawful money of the United States of America, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, had the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share. Shares of the Company's common stock were pledged as security for the obligations under the convertible note.

8. AGREEMENTS

Global Gold entered into an extension on an agreement with members of the Quijano family by which the Company has the option to earn a 51% interest in the Estrella del Sur Gold-Platinum project on Ipun Island in Chile and another Gold-Platinum property on Chiloe Island in Southern Chile. The date by which the Company must exercise its option has been extended to March 31, 2008, as the Company continues to conduct due diligence. The mineral concessions were acquired by the joint venture partner by map staking and Ministerial approval. The original agreement dated August 9, 2007, became effective on October 29, 2007 see Exhibits 10.3 and 10.4 below. The extension agreement dated December 28, 2007, was subject to confidentiality provisions, and became effective on January 11, 2008, see Exhibit 10.5, below.

On April 8, 2008, the board of directors of the Company approved an amendment executed March 31, 2008 to the above option agreement for mining properties on Ipun Island and Chiloe Island in Southern Chile. The key terms of the amendment transfer the Chiloe and Ipun licenses to the existing Global Gold Valdivia company and require the Company to deliver 250,000 restricted shares of Common Stock of the Company on or before May 1, 2008. Bonus payments to members of the Quijano family shall be calculated on the same basis as in the existing Global Gold Valdivia agreement, that is the total produced and proven gold and platinum equivalent of gold shall be aggregated with the amounts from the Madre de Dios and Pureo areas in calculating bonus amounts.

The Global Gold Valdivia joint venture company terms include equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold or platinum equivalent of gold produced in 5 years or (b) 5 million ounces of gold or platinum equivalent of gold proven as reserves according to Canadian 43-101 standards in 5 years, all as described in the exhibit 10.4, below.

In connection with its private placement of stock in Global Gold which closed on April 4, 2006, the Company issued warrants dated April 4, 2006 to acquire a total of 3,466,666 additional shares of the Company "at any time or from time to time before 5:30 P.M., Eastern Standard Time on the sooner of (a) April 1, 2008 or (b) sixty (60) days following a determination by the Company that the weighted average trading price of the common shares over a thirty (30) consecutive trading day period commencing after August 1, 2006 is $3.00 USD or greater." Pursuant to the decision of the Board of Directors on March 25, 2008, the Company has extended the April 1, 2008 expiration date on the warrants to December 31, 2008.

9. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Mr. Vardan Ayvazyan. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. As of February 25, 2008 Global Gold Mining entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, and the ICSID arbitration was discontinued on May 2, 2008. Neither the agreement nor the discontinuance affects the pending ICC arbitration involving similar subject matter. The ICC arbitration is pending a decision from the Federal District Court for the Southern District of New York.

10. SUBSEQUENT EVENTS

On April 8, 2008, the Company issued as directors fees to each of the five directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 Common Stock of the Company each at $0.45 per share, vesting on October 8, 2008. The option grants were made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On April 15, 2008 the Company received $117,524.61 from Commander Resources, per the option agreement it entered in 2007, due to Commander Resources receiving a government refund based on meeting expenditure requirements carried out and paid for by Global Gold.

On April 28, 2008, the Company, through one of its subsidiaries in the Republic of Armenia, was issued a twenty-five year "special mining license" for the Marjan mining property located in southwestern Armenia, along the Nakichevan border in the province of Syunik. The license is effective April 22, 2008 and expires on April 22, 2033. The new license expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres. This property was previously explored during the Soviet era, including through tunneling and drilling. The Company has advanced exploration through detailed geological mapping, additional trenching, diamond drilling, and metallurgical sampling. The special mining license covers gold, silver, copper, lead, and zinc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

When used in this discussion, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Form 10-Q. The provision of Section 27A of the Securities Act of 1933 and Section 21 of the Securities and Exchange Act of 1934 shall apply to any forward looking information in this Form 10-Q.

RESULTS OF OPERATIONS

THREE-MONTHS ENDED MARCH 31, 2008 AND THREE-MONTHS ENDED MARCH 31, 2007

During the three-month period ended March 31, 2008, the Company's administrative and other expenses were $982,686 which represented a decrease of $345,299 from $1,327,985 in the same period last year. The expense decrease was primarily attributable to lower stock compensation expense of $26,926, option expense of $260,051, and legal expenses of $187,365. During the three-month period ended March 31, 2008, the Company's mine exploration costs were $132,285 which represented a decrease of $226,161 from $358,446 in the same period last year. The expense decrease was primarily attributable to the decreased mining activity at the Tukhmanuk property of $172,719, at the Getik property of $34,402, at the Hankavan property of $87,540, and increased mining activity at the Chilean properties of $68,500. . During the three-month period ended March 31, 2008, the Company's amortization and depreciation expenses were $298,496 which represented an increase of $120,647 from $177,849 in the same period last year. The expense increase was primarily attributable to the increased depreciation expense of $90,641 and a decrease in amortization expense of $30,006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, the Company's total assets were $9,154,261, of which $110,802 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending March 31, 2009:

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

(d) To review and acquire additional mineral bearing properties in the former Soviet Union, South America, and North America; and

(e) Pursue additional financing through private placements, asset sales, debt and/or joint ventures.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia. This agreement is governed by New York law and includes New York courts as choice of forum. On October 2, 2006, Vedanta Resourcs Plc announced that its tender to take control of Sterlite Gold Ltd. was successful which made it a successor to the twenty percent obligation of Sterlite Gold Ltd. In September 2007, Vedanta (and Sterlite) announced that they had closed a stock sale transaction with GeoProMining Ltd., which made GeoProMining Ltd. and its affiliates the successors to the 20% obligation.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements. The Company maintains an inventory of unprocessed ore which is carried on the balance sheet at $522,872 with our Armenian subsidiary Mego-Gold LLC. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia. Bank deposits in the United States did not exceed federally insured limits as of March 31, 2008 but did exceed federally insured limits by approximately $101,000 as of December 31, 2007. As of March 31, 2008 and December 31, 2007, the Company had approximately $62,000 and $163,000, respectively, in Armenian bank deposits and $2,000 and $70,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2008.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Mr. Vardan Ayvazyan. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. As of February 25, 2008 Global Gold Mining entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, and the ICSID arbitration was discontinued on May 2, 2008. Neither the agreement nor the discontinuance affects the pending ICC arbitration involving similar subject matter. The ICC arbitration is pending a decision from the Federal District Court for the Southern District of New York.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits. The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of March 31, 2008 and as of December 31, 2007; Statements of Operations and Comprehensive Loss for the three-months ended March 31, 2008 and March 31, 2007, and for the development stage period from January 1, 1995 through March 31, 2008, and Statements of Cash Flows for the three months ended March 31, 2008 and March 31, 2007, and for the development stage period from January 1, 1995 through March 31, 2008 and the Exhibits which are listed on the Exhibit Index

EXHIBIT NO. DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------

Exhibit 10.3	Material Contract - Madre de Dios Mining Property Joint Venture and Options for Chiloe and Ipun Island Properties Agreement dated as of August 9, 2007. (1)

Exhibit 10.4	Material Contract - (Unofficial English Translation)
Contractual Mining Company Agreement dated October 29, 2007. (2)

Exhibit 10.5	Material Contract - (Unofficial English Translation) Options for Chiloe and Ipun Island Properties Extension Agreement dated December 28, 2007. (3)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.
(2)	Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on November 1, 2007.
(3)	Incorporated herein by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the SEC on February 12, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: May 15, 2008	/s/ Van Z. Krikorian
Van Z. Krikorian
Chairman and Chief Executive Officer