Form 10KSB/A
period 2007-12-31
GLOBAL GOLD CORP
filed 2008-08-11
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
______________________

Form 10-KSB/A _____________________

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 Commission file number 02-69494

Global Gold Corporation
(Exact name of registrant as specified in its charter)
Delaware	13-3025550
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

45 East Putnam Avenue
Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (203) 422-2300 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer , a non-accelerated filer or smaller reporting company (as defined in Rule 12b-2 of the Act).

Large accelerated filer ☐ Accelerated filer☐      Non-accelerated filer☐       Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of March 27, 2008, was $11,799,932.

The registrant had 33,867,023 shares of $0.01 par value common stock outstanding at March 27, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Part III of this Form 10-KSB is incorporated by reference to the proxy statement for the registrant’s 2008 meeting of stockholders, which proxy statement was filed no later than 120 days after the close of the registrant’s fiscal year ended March 31, 2008.

Amendment No. 1 to the Annual Report on Form 10-KSB For the Year Ended December 31, 2007

EXPLANATORY NOTE

     Global Gold Corporation (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment") to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on March 31, 2008 (the "Original Filing"), to amend Part II Item 8A(T) of the Original Filing to clarify the evaluations of the Company's disclosure controls and procedures and internal controls over financial reporting previously made by the Company with respect to the fiscal year ended December 31, 2007 and the Section 302 Certificates. Accordingly, Part II Item 8A(T) is amended in its entirety to read as follows:

Item 8A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures (as defined
in Rule 13a-15(e) and 15d-15(e) promulgated under the Security
Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed,
summarized and reported within the time periods specified in the
Security Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including the President and Chief Operating Officer and Senior
Vice President and Chief Financial Officer (our Principal
Executive Officer and Principal Financial Officer, respectively), as appropriate, to allow timely decisions regarding required
disclosure.

As of December 31, 2007, we carried out an evaluation,
under the supervision and with the participation of our
management, including the Principal Executive Officer and
Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Principal Executive Officer and Principal Financial
Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

(b) Management's Report on Internal Control over Financial
Reporting

We are responsible for establishing and maintaining
adequate internal control over financial reporting. As defined in the securities laws, internal control over financial reporting is a process designed by, or under the supervision of, our Principal
Executive and Principal Financial Officers and effected by our

Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in
accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The Company's internal control over financial reporting is
designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over
financial reporting may not prevent or detect misstatements.
Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial
statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in
conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness
of the internal controls over financial reporting (as defined in Rule
13a-15(f) promulgated under the Exchange Act) as of December
31, 2007, based on the framework in Internal Control Integrated
Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and
Principal Financial Officers, based on their evaluation of the
Company's internal control over financial reporting, have
concluded that the Company's internal control over Financial
Reporting was effective as of December 31, 2007.

Management's internal control report was not subject to
attestation by the Company's independent registered public
accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide
only management's report.

This Annual Report does not include an attestation report of the
Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public
accounting firm pursuant to temporary rules of the Securities and
Exchange Commission that permit the Company to provide only
management's report in this Annual Report.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over Financial Reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over Financial Reporting.

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits

The following exhibits are filed herewith or incorporated by reference.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment amends the Original Filing and contains new certifications pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to effect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company's other filings, if any, made with the United States Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized, on August 11, 2008, as of March 31, 2008.

GLOBAL GOLD CORPORATION By: /s/ VAN Z. KRIKORIAN Van Z. Krikorian Chairman, Chief Exective Officer and Director (Principal Executive Office)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAN DULMAN	Chief Financial Officer (Principal Financial	August 11, 2008
Jan Dulman	Officer)

/s/ DRURY J. GALLAGHER	Chairman Emeretus, Treasurer and	August 11, 2008
Drury J. Gallagher	Director

/s/ LESTER S. CAESAR	Controller	August 11, 2008
Lester S. Caesar

/s/ IAN HAGUE	Director	August 11, 2008
Ian Hague

/s/ NICHOLAS J. AYNILIAN	Director	August 11, 2008
Nicholas J. Aynilian

/s/ HARRY GILMORE	Director	August 11, 2008
Harry Gilmore