Form 10-Q
period 2008-06-30
GLOBAL GOLD CORP
filed 2008-08-14
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 02-69494

GLOBAL GOLD CORPORATION (Exact name of small business issuer in its charter)

DELAWARE	13-3025550
_______________________	_________________
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

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

As of August 14, 2008 there were 34,117,023 shares of the issuer's Common Stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer [ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Consolidated Balance Sheets as of June 30, 2008 and as of December 31, 2007 (Audited)	3

Consolidated Statements of Operations for the three months and six months ended
June 30, 2008 and June 30, 2007 and for the development stage period from
January 1, 1995 (inception) through June 30, 2008	4

Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and
June 30, 2007 and for the development stage period from January 1, 1995 (inception)
through June 30, 2008	5

Notes to Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis or Plan of Operation	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T. Controls and Procedures	16

PART II OTHER INFORMATION
Item 1. Legal Proceedings	17
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Submission of Matters to a Vote of Security Holders	17
Item 5. Other Information	17
Item 6. Exhibits	18

SIGNATURES CERTIFICATIONS

  PART I - FINANCIAL INFORMATION

        ITEM I- Financial Statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$69,622	$298,032
Inventories	714,502	602,412
Tax refunds receivable	116,547	104,574
Royalty receivable	12,074	25,449
Prepaid expenses	15,444	23,852
Other current assets	56,598	94,259
TOTAL CURRENT ASSETS	984,786	1,148,578

LICENSES, net of accumulated amortization of $1,185,855 and $926,668, respectively	3,799,746	3,937,433
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,255,371	1,694,016
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,233,169 and $854,453, respectively	3,099,968	2,836,118
	$9,139,871	$9,616,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,304,559	$1,587,213
Short term note payable to Director	2,340,000	-
TOTAL CURRENT LIABILITIES	3,644,559	1,587,213

STOCKHOLDERS' EQUITY
Common stock $0.001 par, 100,000,000 shares authorized;
34,117,023 shares issued and outstanding	34,117	33,866
Additional paid-in-capital	30,093,791	29,318,147
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(23,820,581)	(20,527,133)
Accumulated other comprehensive income	2,095,633	2,111,700
TOTAL STOCKHOLDERS' EQUITY	5,495,311	8,028,932
	$9,139,871	$9,616,145

The accompanying notes are an integral part of these financial statements
3

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative amount
					from
	Three Months Ended		Six Months Ended		January 1, 1995
	June 30,		June 30,		through
	2008	2007	2008	2007	June 30, 2008

REVENUES	$12,074	$-	$12,074	$-	$53,907

EXPENSES:
General and administrative	1,044,274	934,391	2,026,960	2,262,376	15,998,795
Mine exploration costs	488,260	592,277	620,545	950,723	10,701,992
Amortization and depreciation	316,853	226,636	615,349	404,485	2,299,534
Write-off on investment	-	-	-	-	135,723
Gain on sale of investment	-	-	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	-	-	(3,138,965)
Interest expense	39,699	-	45,233	-	319,233
Loss/(Gain) on foreign exchange	-	-	-	-	70,971
Interest income	-	(35,215)	(2,564)	(93,571)	(357,238)
TOTAL EXPENSES	1,889,087	1,718,089	3,305,524	3,524,013	23,250,268

Loss from Continuing Operations	(1,877,012)	(1,718,089)	(3,293,449)	(3,524,013)	(23,196,361)

Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss Applicable to Common Shareholders	(1,877,012)	(1,718,089)	(3,293,449)	(3,524,013)	(23,820,582)

Foreign currency translation adjustment	225,875	138,561	100,433	223,839	2,745,339
Unrealized gain on investments	-	1,357,920	-	1,479,480	353,475

Comprehensive Net Loss	$(1,651,137)	$(221,608)	$(3,193,016)	$(1,820,694)	$(20,721,768)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.06)	$(0.05)	$(0.10)	$(0.11)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	34,097,792	33,630,859	33,982,189	33,535,610

The accompanying notes are an integral part of these financial statements 4

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 1, 1995
	January 1, 2008	January 1, 2007	Cumulative amount
	through	through	through
	June 30, 2008	June 30, 2007	June 30, 2008

OPERATING ACTIVITIES:
Net loss	$(3,293,449)	$(3,524,013)	$(23,820,582)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	457,552	483,178	3,237,346
Stock option expense	123,838	343,812	831,178
Amortization expense	259,186	190,066	1,405,912
Depreciation expense	356,163	214,419	1,119,530
Accrual of stock bonuses	-	-	56,613
Write-off of investment	-	-	135,723
Loss on disposal of discontinued operations	-	-	237,808
Equity in loss on joint venture	-	-	12,000
Gain on extinguishment of debt	-	-	(110,423)
Gain on sale of investments (non-cash portion)	-	-	(2,470,606)
Other non-cash expenses	2,979	-	176,004
Changes in assets and liabilities:
Other current and non current assets	374,027	(1,428,338)	(1,807,206)
Accounts payable and accrued expenses	(198,091)	(559,512)	1,729,740

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,917,795)	(4,280,388)	(19,266,963)

INVESTING ACTIVITIES:
Purchase of property, plan and equipment	(642,566)	(394,010)	(3,960,085)
Proceeds from sale of Armenia mining interest	-	-	1,891,155
Proceeds from sale of Tamaya Common Stock - basis not in income	-	-	2,497,600
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	(9,000)	-	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	(651,566)	(394,010)	(5,340,664)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	16,500	17,680,104
Repurchase of common stock	-	-	(25,000)
Due to related parties	2,340,000	-	2,317,782
Warrants exercised	-	-	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,340,000	16,500	22,295,136

EFFECT OF EXCHANGE RATE ON CASH	951	328,360	2,370,761

NET INCREASE (DECREASE) IN CASH	(228,410)	(4,329,538)	58,270

CASH AND CASH EQUIVALENTS - beginning of period	298,032	7,016,380	11,352

CASH AND CASH EQUIVALENTS - end of period	$69,622	$2,686,842	$69,622

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$-	$-	$15,422

Noncash Transactions:

Stock issued for deferred compensation	$-	$408,662	$3,947,767
Stock forfeited for deferred compensation	$-	$187,500	$953,050
Stock issued for mine acquisition	$112,500	$127,500	$1,355,000
Stock issued for accounts payable	$-	$-	$25,000
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these financial statements

GLOBAL GOLD CORPORATION (A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements June 30, 2008

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through June 30, 2008.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2007 annual report on Form 10-KSB. The results of operations for the six month period ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2008. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at June 30, 2008, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $53,907 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring losses in excess of $23,800,000. On December 19, 2006, Global Gold Mining LLC restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; a 20% participation right in any other projects undertaken by Iberian, or its successors, outside the 20 kilometer zone; and five million shares of Iberian Resources Limited's common stock. Iberian Resources Limited subsequently merged into Tamaya Resources Limited and the five million Iberian shares were converted into twenty million shares of Tamaya Resources Limited. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Canada or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at June 30, 2008 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In Chile, the Company has entered into an agreement on July 31, 2008 (the “July 31, 2008 Agreement”) to sell all of the Company’s interest in its mining claims and properties in Chile (the “Chilean Interests”) as further described in the Subsequent Events section below.

The subsidiaries through which the Company operates are as follows:

On January 24, 2003, the Company formed Global Oro LLC and Global Plata LLC, as wholly owned subsidiaries, in the State of Delaware. These companies were formed to be equal joint owners of a Chilean limited liability company, Minera Global Chile Limitada ("Minera Global"), formed as of May 6, 2003, for the purpose of conducting operations in Chile. On July 31, 2008, the Company entered the July 31, 2008 Agreement to sell the Chilean Interests as further described in the Subsequent Events section below.

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

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia. On April 28, 2008, the Company was issued a twenty-five year “special mining license” for the Marjan property effective April 22, 2008 and expiring April 22, 2033 which expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres.

On August 1, 2005, Global Gold Mining acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites. On August 2, 2006, Global Gold Mining acquired the remaining 49% interest of Mego-Gold, LLC, leaving Global Gold Mining as the owner of 100% of Mego-Gold, LLC. On May 22, 2008, the government of Armenia issued a “special exploration license” to the Company for the Tukhmanuk mining property. The license is effective May 13, 2008 and expires on May 13, 2010 with the option of being extended for an additional two years after that. The special exploration license does not affect the Company’s existing mining license over the smaller “Central Section” of the property. The special exploration license expands the prior license term and increases the license area by approximately 618 acres, from approximately 10,297 acres to approximately 10,915 acres.

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

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, signed letters of intent to enter into a joint venture agreement and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumes a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the new joint venture company is Global Gold Valdivia. In 2007, the Company entered into an agreement with members of the Quijano family by which the Company had the option to earn a 51% interest in the Estrella del Sur gold-platinum project on Ipun Island and another gold-platinum property on Chiloe Island, both in Southern Chile. The agreement dated August 9, 2007, was subject to confidentiality provisions, and became effective on October 29, 2007 On April 8, 2008, the board of directors of the Company approved an amendment executed March 31, 2008 to the above option agreement for mining properties on Ipun Island and Chiloe Island in Southern Chile. The key terms of the amendment transfer the Chiloe and Ipun licenses to the existing Global Gold Valdivia company and require the Company to deliver 250,000 restricted shares of Common Stock of the Company on or before May 1, 2008, which were issued. Bonus payments to members of the Quijano family shall be calculated on the same basis as in the existing Global Gold Valdivia agreement, that is the total produced and proven gold and platinum equivalent of gold shall be aggregated with the amounts from the Madre de Dios and Pureo areas in calculating bonus amounts. On July 31, 2008, the Company entered the July 31, 2008 Agreement to sell the Chilean Interests as further described in the Subsequent Events section below.

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

Inventory - Inventory consists of the following at June 30, 2008 and December 31, 2007:

	For Six Months	For Year Ended
	Ended June 30,	December 31,
	2008	2007
Ore	$522,872	$522,872
Concentrate	59,864	-
Materials, supplies and other	131,766	79,539
Total Inventory	$714,502	$602,411

Ore inventory consists of unprocessed ore and gold concentrate at the Tukhmanuk mining site in Armenia. The unprocessed ore and gold concentrate is stated at the lower of cost or market.

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

For the six months ended June 30, 2008, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2008 and 2007 was $581,389 and $821,782, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the six months ended June 30, 2008 and 2007.

	Six Months Ending June 30,
	2008	2007
Net loss	$(3,293,449)	$(3,524,013)

Unrealized gain/(loss) arising during the year	$100,433	$1,703,319
Comprehensive loss	$(3,193,016)	$(1,820,694)

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

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. Accordingly, no such costs were accrued at December 31, 2007 or June 30, 2008.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement. The Company also possesses Net Smelter Return ("NSR") royalty from non-affiliated companies. As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded. In 2008 and 2007, the Company recognized $12,074 and $25,449, respectively, of royalty income form a 2.5% NSR royalty from Tamaya Resources Limited’s Lichkvadz-Tei and Terterasar properties in Armenia.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2008 and December 31, 2007.

	For Six Months	For Year Ended
	Ended June 30,	December 31,
	2008	2007
Property, plant and equipment	$4,333,137	$3,690,571
Less accumulated depreciation	(1,233,169)	(854,453)
	$3,099,968	$2,836,118

The Company had depreciation expense for the six months ended June 30, 2008 and 2007 of $356,163 and $214,419, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2008, the accounts payable and accrued expenses consisted of the following:

	For Six Months	For Year Ended
	Ended June 30,	December 31,
	2008	2007
Drilling work payable	$416,623	$1,070,459
Accounts payable	704,254	285,468
Accrued expenses	183,682	231,286
	$1,304,559	$1,587,213

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

For the six months ending June 30, 2008 and 2007, the Company’s revenue was $12,074 and $0, respectively, which was all derived from Armenia.

The following summarizes identifiable assets by geographic area:

	For Six Months	For Year Ended
	Ended June 30,	December 31,
	2008	2007
Armenia	$6,454,358	$6,703,566
Chile	2,172,744	2,205,715
Canada	368,382	368,382
United States	144,387	338,482
	$9,139,871	$9,616,145

The following summarizes operating losses before provision for income tax:

	For Six Months Ended June 30,
	2008	2007
Armenia	$1,757,976	$1,797,002
Chile	296,763	20,366
Canada (*)	(118,379)	-
United States	1,357,089	1,706,645
	$3,293,449	$3,524,013

(*) Canada includes a refund of Government fees paid in 2007 which were reimbursed in 2008 after completion of exploration work and filing of necessary reports.

5. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia. Bank deposits in the United States did not exceed federally insured limits as of June 30, 2008 but did exceed federally insured limits by approximately $101,000 as of December 31, 2007. As of June 30, 2008 and December 31, 2007, the Company had approximately $17,500 and $163,000, respectively, in Armenian bank deposits and $2,000 and $70,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2008.

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

In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest. On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague on the anticipated signing of the July 31, 2008 Agreement.

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

On April 8, 2008, the board of directors of the Company approved an amendment executed March 31, 2008 to the above option agreement for mining properties on Ipun Island and Chiloe Island in Southern Chile. The key terms of the amendment transfer the Chiloe and Ipun licenses to the existing Global Gold Valdivia company and require the Company to deliver 250,000 restricted shares of Common Stock of the Company on or before May 1, 2008, which shares were issued.

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

9. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Mr. Vardan Ayvazyan. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. As of February 25, 2008 Global Gold Mining entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, and the ICSID arbitration was discontinued on May 2, 2008. Neither the agreement nor the discontinuance affects the pending ICC arbitration involving similar subject matter. On June 25, 2008, the Federal District Court for the Southern District of New York issued an order in Global Gold Mining’s favor ordering that Vardan Ayvazian be a respondent in ICC Case No. 14 770/EBS, and that the tribunal of arbitrators convened in ICC Case No. 14 770/EBS shall finally resolve the claims brought by Global Gold Mining against him; and that Ayvazian shall pay costs Global Gold Mining; and that Global Gold Mining may move for attorney’s fees pursuant to Rule 54(d) of the Federal Rules of Civil Procedure within 14 days of entry thereof. The ICC is proceeding with the arbitration.

10. SUBSEQUENT EVENTS

As of July 31, 2008, the Company entered into an agreement to sell all of the Company’s Chilean Interests in exchange for five million dollars (“Purchase Price”) to a private company Madre Gold, LLC, a Delaware Limited Liability Company (“MG”). The Company will also receive a production royalty of 2.5%, and will be the operator and developer of the property, providing office space, and services of the Company’s employees and technical assistance for development, production and exploration of the Chilean Interests through August 31, 2009. The sale of the Chilean Interests is subject to final due diligence to be completed before the September 15, 2008 closing date, all as described in Exhibit 10.6, below.

The Chilean Interests include one hundred percent of the membership interest in Global Oro LLC and Global Plata LLC, each Delaware limited liability companies which in turn own a hundred percent of Minera Global Chile Limitada, a Chilean company which owns fifty-one percent of Global Gold Valdivia (the “Joint Venture”), a Chilean joint venture company that owns operations in the Valdivia region and Chiloe and Ipun Islands, together with a royalty and related rights in Santa Candelaria.

MG is a privately held company whose owners include Ian Hague, a director and shareholder of the Company. Mr. Hague recused himself from Company decisions related to this transaction, which was approved in accordance with the Company’s good governance standards.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 AND SIX MONTHS ENDED JUNE 30, 2007

During the six month period ended June 30, 2008, the Company's administrative and other expenses were $2,026,960 which represented a decrease of $235,416 from $2,262,376 in the same period last year. The expense decrease was primarily attributable to lower stock compensation expense of $25,627, option expense of $219,775, legal expenses of $210,992 and an increase in license fees of $162,292. During the six -month period ended June 30, 2008, the Company's mine exploration costs were $620,545 which represented a decrease of $330,178 from $950,723 in the same period last year. The expense decrease was primarily attributable to the decreased mining activity at the Tukhmanuk property of $261,241, at the Canadian properties of $118,379, and increased mining activity at the Chilean properties of $68,500.

During the six-month period ended June 30, 2008, the Company's amortization and depreciation expenses were $615,349 which represented an increase of $210,864 from $404,485 in the same period last year. The expense increase was primarily attributable to the increased depreciation expense of $141,744 and an increase in amortization expense of $69,120.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, the Company's total assets were $9,139,871, of which $69,222 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending June 30, 2009:

(a) To increase and maintain production at the Tukhmanuk property in Armenia at the rates of 8,000 tonnes of ore per month and gold production of 200 or more ounces of gold per month, to continue trials and implement new processing technology of gold recovery considering the particular metallurgical composition of ore being mined at Tukhmanuk, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, uranium, copper, and molybdenum reserves to Western standards;

(b) To continue uranium exploration activities in the Canadian province of Newfoundland and Labrador;

(c) To review and acquire additional mineral bearing properties in the former Soviet Union, South America, and North America; and

(d) Pursue additional financing through private placements, asset sales, debt and/or joint ventures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements. The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $522,872 and $59,864, respectively, with our Armenian subsidiary Mego-Gold LLC. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia. Bank deposits in the United States did not exceed federally insured limits as of June 30, 2008 but did exceed federally insured limits by approximately $101,000 as of December 31, 2007. As of June 30, 2008 and December 31, 2007, the Company had approximately $17,500 and $163,000, respectively, in Armenian bank deposits and $2,000 and $70,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2008.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Mr. Vardan Ayvazyan. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials have assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continues to work at those properties, and has engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd. As of February 25, 2008 Global Gold Mining entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, and the ICSID arbitration was discontinued on May 2, 2008. Neither the agreement nor the discontinuance affects the pending ICC arbitration involving similar subject matter. On June 25, 2008, the Federal District Court for the Southern District of New York issued an order in Global Gold Mining’s favor ordering that Vardan Ayvazian be a respondent in ICC Case No. 14 770/EBS, and that the tribunal of arbitrators convened in ICC Case No. 14 770/EBS shall finally resolve the claims brought by Global Gold Mining against him; and that Ayvazian shall pay costs Global Gold Mining; and that Global Gold Mining may move for attorney’s fees pursuant to Rule 54(d) of the Federal Rules of Civil Procedure within 14 days of entry thereof. The ICC is proceeding with the arbitration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual shareholder meeting, on June 13, 2008, the following directors were re-elected: Messrs. Drury J. Gallagher, Van Z. Krikorian, Nicholas J. Aynilian, Ian C. Hague, and Harry Gilmore. Sherb & Co., LLP was also re-elected as the Company's outside auditor.

Item 5. Other Information.

None

Item 6. Exhibits. The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of June 30, 2008 and as of December 31, 2007; Statements of Operations and Comprehensive Loss for the six-months and three-months ended June 30, 2008 and June 30, 2007, and for the development stage period from January 1, 1995 through June 30, 2008, and Statements of Cash Flows for the six months June 30, 2008 and June 30, 2007, and for the development stage period from January 1, 1995 through June 30, 2008 and the Exhibits which are listed on the Exhibit Index

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.3	Material Contract - Madre de Dios Mining Property Joint Venture and Options for Chiloe and Ipun Island Properties Agreement dated as of August 9, 2007. (1)

Exhibit 10.4	Material Contract - (Unofficial English Translation)
Contractual Mining Company Agreement dated October 29, 2007. (2)

Exhibit 10.5	Material Contract - (Unofficial English Translation) Options for Chiloe and Ipun Island Properties Extension Agreement dated December 28, 2007. (3)

Exhibit 10.6	Material Contract – Agreement to sell all of the Company’s interest in its mining claims and properties in Chile dated July 31, 2008. (4)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.
(2)	Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on November 1, 2007.
(3)	Incorporated herein by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the SEC on February 12, 2008.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on August 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: August 14, 2008	/s/ Van Z. Krikorian
Van Z. Krikorian
Chairman and Chief Executive Officer