Form 10-Q/A
period 2008-06-30
GLOBAL GOLD CORP
filed 2008-09-29
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549 FORM 10-Q/A (Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

1934

For the quarterly period ended June 30, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐. Not applicable.

As of August 14, 2008 there were 34,117,023 shares of the issuer's Common Stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Amendment No. 1 to the Quarterly Report on Form 10-Q For the Quarterly Period Ended June 30, 2008

EXPLANATORY NOTE

     Global Gold Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Amendment") to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, which was filed on August 14, 2008 (the "Original Filing"), to amend the following exhibits.

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
31.2	Certification of Chief Financial Officer of the Registrant, pursuant to Rule 13a-14(a) or Rule 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the
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

Item 6. Exhibits. The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of June 30, 2008 and as of December 31, 2007; Statements of Operations and Comprehensive Loss for the six-months ended June 30, 2008 and June 30, 2007, and for the development stage period from January 1, 1995 through June 30, 2008, and Statements of Cash Flows for the six months June 30, 2008 and June 30, 2007, and for the development stage period from January 1, 1995 through June 30, 2008 and the Exhibits which are listed on the Exhibit Index

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.3	Material Contract - Madre de Dios Mining Property Joint Venture and Options for Chiloe and Ipun Island Properties Agreement dated as of August 9, 2007. (1)

Exhibit 10.4	Material Contract - (Unofficial English Translation)
Contractual Mining Company Agreement dated October 29, 2007. (2)

Exhibit 10.5	Material Contract - (Unofficial English Translation) Options for Chiloe and Ipun Island Properties Extension Agreement dated December 28, 2007. (3)

Exhibit 10.6	Material Contract – Agreement to sell all of the Company’s interest in its mining claims and properties in Chile dated July 31, 2008. (4)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.
(2)	Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on November 1, 2007.
(3)	Incorporated herein by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the SEC on February 12, 2008.
(4)	Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on August 4, 2008.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized, on September 29, 2008, as of June 30, 2008.

GLOBAL GOLD CORPORATION By: /s/ VAN Z. KRIKORIAN Van Z. Krikorian Chairman, Chief Executive Officer and Director (Principal Executive Office)