Form 10-K/A
period 2007-12-31
GLOBAL GOLD CORP
filed 2008-10-22
CIK 319671

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ______________________

Form 10-KSB/A Amendment No. 2 _____________________ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer , a non-accelerated filer or smaller reporting company (as defined in Rule 12b-2 of the Act).

☐ Large accelerated filer	☐ Accelerated filer	☐ Non-accelerated filer	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

Amendment No. 2 to the Annual Report on Form 10-KSB For the Year Ended December 31, 2007

EXPLANATORY NOTE

     Global Gold Corporation (the "Company") is filing this Amendment No. 2 on Form 10-KSB/A to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, which was filed on March 31, 2008 (the "Original Filing"), to revise one specific aspect of disclosure controls reporting included under Part II Item 8A (T)(a), Controls and Procedures. Except with respect to the referenced revision, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or Form 10-KSB/A Amendment No. 1 (filed on August 11, 2008) or modify or update those disclosures affected by subsequent events. Part II Item 8A (T)(b) has not changed from our Form 10-KSB/A Amendment No.1 and is restated for convenience. Accordingly, Part II Item 8A(T) is amended in its entirety to read as follows:

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

As of December 31, 2007, we carried out an evaluation,
under the supervision and with the participation of our
management, including the Principal Executive Officer and
Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our Principal
Executive Officer and Principal Financial Officer concluded based on that evaluation and through subsequent discussions with the
Securities and Exchange Commission that our disclosure
controls and procedures were not effective as of the end
of the period covered by this Annual Report for the following reason:

Our Annual Report on Form 10-KSB as originally filed
(but not as amended) omitted the explicit updated
disclosure providing an assessment and a conclusion as to
the effectiveness of our internal control over financial
reporting as required by Item 308T(a) of Regulation S-B,
and the original omission itself is construed as evidence of ineffective disclosure controls and procedures. The
original Annual Report was filed after outside review, and
our Amendment to our Annual Report on Form 10-KSB/A
corrected the original omissions and the amended version
first had been shared with the Securities and Exchange
Commission prior to filing.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, on October 22, 2008, as of March 31, 2008.

GLOBAL GOLD CORPORATION

By:	/s/ VAN Z. KRIKORIAN
Van Z. Krikorian
Chairman, Chief Exective Officer and Director
(Principal Executive Office)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JAN E. DULMAN.	Chief Financial Officer (Principal Financial	October 22, 2008
Jan E. Dulman	Officer)

/s/ DRURY J. GALLAGHER	Chairman Emeretus, Treasurer and	October 22, 2008
Drury J. Gallagher	Director

/s/ LESTER S. CAESAR	Controller	October 22, 2008
Lester S. Caesar

/s/ IAN HAGUE	Director	October 22, 2008
Ian Hague

/s/ NICHOLAS J. AYNILIAN	Director	October 22, 2008
Nicholas J. Aynilian

/s/ HARRY GILMORE	Director	October 22, 2008
Harry Gilmore