Form 10-Q
period 2008-09-30
GLOBAL GOLD CORP
filed 2008-11-14
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 14, 2008 there were 34,417,023 shares of the issuer's Common Stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2008 and as of December 31, 2007 (Audited)	3

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2008 and September 30, 2007 and for the development stage period from January 1, 1995 (inception) through September 30, 2008	4

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and September 30, 2007 and for the development stage period from January 1, 1995 (inception) through September 30, 2008	5

	Notes to Consolidated Financial Statements (Unaudited)	6-16

Item 2.	Management's Discussion and Analysis or Plan of Operation	16-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	17-18

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$133,033	$298,032
Inventories	1,557,112	602,412
Tax refunds receivable	253,643	104,574
Royalty receivable	-	25,449
Prepaid expenses	13,637	23,852
Other current assets	48,826	94,259
TOTAL CURRENT ASSETS	2,006,251	1,148,578

LICENSES, net of accumulated amortization of $1,302,408 and $926,668, respectively	3,683,193	3,937,433
DEPOSITS ON CONTRACTS AND EQUIPMENT	342,036	1,694,016
LONG LIVED ASSETS HELD FOR SALE	915,264	-
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,423,822 and $854,453, respectively	3,008,871	2,836,118

	$9,955,615	$9,616,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,279,544	$1,587,213
Deposit payable	150,000	-
Secured line of credit - short term portion	221,749	-
Current portion of note payable to Director	437,500	-
TOTAL CURRENT LIABILITIES	2,088,793	1,587,213

SECURED LINE OF CREDIT - LONG TERM PORTION	119,135	-
NOTE PAYABLE TO DIRECTOR	3,070,171	-

TOTAL LIABILITIES	5,278,099	1,587,213

STOCKHOLDERS' EQUITY
Common stock $0.001 par, 100,000,000 shares authorized;
34,117,023 shares issued and outstanding	34,116	33,866
Additional paid-in-capital	30,303,151	29,318,147
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(24,966,242)	(20,527,133)
Accumulated other comprehensive income	2,214,139	2,111,700

TOTAL STOCKHOLDERS' EQUITY	4,677,516	8,028,932

	$9,955,615	$9,616,145

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative
					amount from
	Three Months Ended		Nine Months Ended		January 1, 1995
	September 30,		September 30,		through
	2008	2007	2008	2007	September 30, 2008
REVENUES	$-	$-	$12,074	$-	$53,907

EXPENSES:
General and administrative	562,815	1,208,988	2,589,775	3,471,364	16,561,610
Mine exploration costs	242,121	4,523,624	862,666	5,474,347	10,944,113
Amortization and depreciation	307,920	275,050	923,269	679,535	2,607,454
Write-off on investment	-	-	-	-	135,723
Gain on sale of investment	-	(1,507,085)	-	(1,507,085)	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	-	-	(3,138,965)
Interest expense	32,805	-	78,038	-	352,038
Loss/(Gain) on foreign exchange	-	-	-	-	70,971
Interest income	-	(27,250)	(2,564)	(120,821)	(357,238)

TOTAL EXPENSES	1,145,661	4,473,327	4,451,184	7,997,340	24,395,928

Loss from Continuing Operations	(1,145,661)	(4,473,327)	(4,439,109)	(7,997,340)	(24,342,021)

Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss Applicable to Common Shareholders	(1,145,661)	(4,473,327)	(4,439,109)	(7,997,340)	(24,966,242)

Foreign currency translation adjustment	23,164	(262,577)	123,597	(38,738)	2,768,503
Unrealized gain on investments	-	(1,111,382)	-	368,098	353,475

Comprehensive Net Loss	$(1,122,497)	$(5,847,286)	$(4,315,512)	$(7,667,980)	$(21,844,264)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.03)	$(0.13)	$(0.13)	$(0.24)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	34,117,023	33,873,877	34,027,461	33,649,605

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 1, 1995
	January 1, 2008	January 1, 2007	Cumulative amount
	through	through	through
	September 30, 2008	September 30, 2007	September 30, 2008

OPERATING ACTIVITIES:
Net loss	$(4,439,110)	$(7,997,340)	$(24,966,243)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	587,930	744,141	3,367,724
Stock option expense	202,819	433,810	910,159
Amortization expense	375,740	285,099	1,522,466
Depreciation expense	547,529	394,436	1,310,896
Accrual of stock bonuses	-	-	56,613
Write-off of investment	-	-	135,723
Loss on disposal of discontinued operations	-	-	237,808
Equity in loss on joint venture	-	-	12,000
Gain on extinguishment of debt	-	-	(110,423)
Gain on sale of investments (non-cash portion)	-	(1,507,085)	(2,470,606)
Other non-cash expenses	2,979	-	176,004
Changes in assets and liabilities:
Other current and non current assets	(585,956)	(93,122)	(2,767,189)
Accounts payable and accrued expenses	(73,106)	850,704	1,854,725

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,381,175)	(6,889,358)	(20,730,343)

INVESTING ACTIVITIES:
Purchase of property, plan and equipment	(742,122)	(3,540,094)	(4,059,641)
Proceeds from sale of Armenia mining interest	-	-	1,891,155
Proceeds from sale of Tamaya Common Stock - basis not in income	-	3,130,525	2,497,600
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	(9,000)	-	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	(751,122)	(409,569)	(5,440,220)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	16,500	17,680,104
Repurchase of common stock	-	-	(25,000)
Due to related parties	3,507,671	-	3,485,453
Secured line of credit	340,884	-	340,884
Warrants exercised	-	-	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,848,555	16,500	23,803,691

EFFECT OF EXCHANGE RATE ON CASH	118,743	1,582,336	2,488,553

NET INCREASE (DECREASE) IN CASH	(164,999)	(5,700,091)	121,681

CASH AND CASH EQUIVALENTS - beginning of period	298,032	7,016,380	11,352

CASH AND CASH EQUIVALENTS - end of period	$133,033	$1,316,289	$133,033

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$-	$-	$15,422

Noncash Transactions:

Stock issued for deferred compensation	$-	$354,267	$3,947,767
Stock forfeited for deferred compensation	$-	$210,550	$953,050
Stock issued for mine acquisition	$112,500	$127,500	$1,355,000
Stock issued for accounts payable	$84,563	$54,395	$109,563
Mine acquisition costs in accounts payables	$-	$-	$50,697
Forfeiture of common stock subject to put	$-	$1,000,000	$1,000,000

The accompanying notes are an integral part of these unaudited financial statements

GLOBAL GOLD CORPORATION
 (A Development Stage Company)
Notes to Unaudited Consolidated Financial Statements
September 30, 2008

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through September 30, 2008.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2007 annual report on Form 10-KSB and amendments thereto. The results of operations for the nine month period ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2008. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at September 30, 2008, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $53,907 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring losses in excess of $24,960,000. On December 19, 2006, Global Gold Mining LLC restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; a 20% participation right in any other projects undertaken by Iberian, or its successors, outside the 20 kilometer zone; and five million shares of Iberian Resources Limited's common stock.  Iberian Resources Limited subsequently merged into Tamaya Resources Limited and the five million Iberian shares were converted into twenty million shares of Tamaya Resources Limited.  Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Canada or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at September 30, 2008 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In Chile, the Company’s focus is primarily on the exploration, development, and production of gold at the Madre De Dios property in south central Chile through the Global Gold Valdivia joint venture.  In addition, the Company has other exploration and royalty interests.  The Company has entered into an agreement on October 3, 2008 (the “October 3, 2008 Agreement”) to sell all of the Company’s interest in its Chiloe and Ipun island properties in Chile as further described in the Subsequent Events section below.

In Canada, the Company has been focused on uranium exploration.  The Company entered into an agreement on October 17, 2008 (the “Royalty Agreement”) to terminate its option interest and to grant the Company a royalty in the Cochrane Pond Property, as further described in the Subsequent Events section below.

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

On August 1, 2005, Global Gold Mining acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites. On August 2, 2006, Global Gold Mining acquired the remaining 49% interest of Mego-Gold, LLC, leaving Global Gold Mining as the owner of 100% of Mego-Gold, LLC.  On May 22, 2008, the government of Armenia issued a “special exploration license” to the Company for the Tukhmanuk mining property.  The license is effective May 13, 2008 and expires on May 13, 2010 with the option of being extended for an additional two years after that.  The special exploration license does not affect the Company’s twenty five year mining license over the smaller “Central Section” of the property.  The special exploration license expands the prior license term and increases the license area by approximately 618 acres, from approximately 10,297 acres to approximately 10,915 acres.

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

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, signed letters of intent to enter into a joint venture agreement and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumes a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the joint venture company is Global Gold Valdivia.  In 2007, the Company entered into an agreement with members of the Quijano family by which the Company had the option to earn a 51% interest in the Estrella del Sur gold-platinum project on Ipun Island and another gold-platinum property on Chiloe Island, both in Southern Chile.  The agreement, dated August 9, 2007, was subject to confidentiality provisions, and became effective on October 29, 2007   On April 8, 2008 the board of directors of the Company approved an amendment executed March 31, 2008 to the above option agreement for mining properties on Ipun Island and Chiloe Island in Southern Chile.  The key terms of the amendment transfer the Chiloe and Ipun licenses to the existing Global Gold Valdivia company, and required the Company to deliver 250,000 restricted shares of Common Stock of the Company on or before May 1, 2008, which were issued.  Bonus payments to members of the Quijano family shall be calculated on the same basis as in the existing Global Gold Valdivia agreement, that is the total produced and proven gold and platinum equivalent of gold shall be aggregated with the amounts from the Madre de Dios and Pureo areas in calculating bonus amounts.  The Company entered into an agreement on July 31, 2008 (the” July 31, 2008 Agreement”) to sell all of the Company’s interest in its mining claims and properties in Chile (“the Chilean Interests”) as further described in the Agreements section below.  On October 3, 2008, the Company has entered into an agreement to sell all of the Company’s interest in its Chiloe and Ipun island properties in Chile as further described in the Subsequent Events section below.

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

Inventories - Inventories consists of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Ore	$1,199,034	$522,872
Concentrate	69,180	-
Materials, supplies and other	288,898	79,539
Total Inventories	$1,557,112	$602,411

Ore inventories consist of unprocessed ore and gold concentrate at the Tukhmanuk mining site in Armenia. The unprocessed ore and gold concentrate is stated at the lower of cost or market.

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

Long Lived Assets Held for Sale – Long lived assets held for sale consists of properties in Chile and Canada sold subsequent to the quarter end.  The Company has entered into an agreement on October 3, 2008 (the “October 3, 2008 Agreement”) to sell all of the Company’s interest in its Chiloe and Ipun island properties in Chile as further described in the Subsequent Events section below.  The Company entered into an agreement on October 17, 2008 (the “Royalty Agreement”) to terminate its option interest and to grant the Company a royalty in the Cochrane Pond Property, as further described in the Subsequent Events section below.

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

Stock Based Compensation - The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.

The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company expenses stock options and warrants under the provisions of Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment" (SFAS 123(R)). Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in the Consolidated Statements of Operations.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

For the nine months ended September 30, 2008, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2008 and 2007 was $790,749 and $1,177,951, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the nine months ended September 30, 2008 and 2007.

	Nine Months Ending September 30,
	2008	2007
Net loss	$(4,439,109)	$(7,997,340)
Unrealized gain/(loss) arising during the year	$123,597	$329,360
Comprehensive loss	$(4,315,512)	$(7,667,980)

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

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. Accordingly, no such costs were accrued at December 31, 2007 or September 30, 2008.

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

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for non-governmental entities. The Company is currently evaluating the effects, if any, that SFAS No. 162 may have on its financial reporting.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007
Property, plant and equipment	$4,432,693	$3,690,571
Less accumulated depreciation	(1,423,822)	(854,453)
	$3,008,871	$2,836,118

The Company had depreciation expense for the nine months ended September 30, 2008 and 2007 of $547,529 and $394,436, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2008 and December 31, 2007, the accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2008	2007
Drilling work payable	$216,656	$1,070,459
Accounts payable	1,000,013	285,468
Accrued expenses	62,875	231,286
	$1,279,544	$1,587,213

5. DEPOSIT PAYABLE

On August 28, 2008, the Company received an advance of $150,000 from one of the Madre Gold, LLC members on the anticipated signing of the July 31, 2008 Agreement, as further described in the Agreements section below.   As of September 16, 2008, the agreement was terminated due to non performance of one of the closing obligations by one of the parties.  The Company has not paid back this deposit as of the date of this filing.

6.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit is for $529,590.  As of September 30, 2008, the Company had used $340,884 of which $251,533 is payable in 2009 and $89,351 is payable in 2010.

7. SEGMENT REPORTING BY GEOGRAPHIC AREA

The Company sells its products to various customers primarily in Europe and the former Soviet Union. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. The Company operates in a single industry segment, production of gold and other precious metals including royalties from other non-affiliated companies production of gold and other precious metals.

For the nine months ending September 30, 2008 and 2007, the Company’s revenue was $12,074 and $0, respectively, which was all derived from Armenia.

The following summarizes identifiable assets by geographic area:

	September 30,	December 31,
	2008	2007
Armenia	$7,268,595	$6,703,566
Chile	2,177,695	2,205,715
Canada	368,382	368,382
United States	140,943	338,482
	$9,955,615	$9,616,145

The following summarizes operating losses before provision for income tax:

	For Nine Months Ended September 30,
	2008	2007
Armenia	$2,116,320	$4,829,737
Chile	411,812	29,583
Canada (*)	31,565	613,754
United States	1,879,413	2,524,266
	$4,439,110	$7,997,340
(*) Canada includes a refund of Government fees paid in 2007 which were reimbursed in 2008 after completion of exploration work and filing of necessary reports.

8. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2008 but did exceed federally insured limits by approximately $101,000 as of December 31, 2007.  As of September 30, 2008 and December 31, 2007, the Company had approximately $21,500 and $163,000, respectively, in Armenian bank deposits and $51,500 and $70,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2008 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

9. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Officers and Directors:

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promises to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague will have the right at any time to convert the terms of all or a portion of the Loan to the terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague on the anticipated signing of the July 31, 2008 Agreement.  On September 23, 2008, after the termination of the July 31, 2008 Agreement, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family, all as further described in Exhibit 10.9 below.

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

Between September 3, 2008, and September 9, 2008, Nicholas Aynilian, one of the Company’s independent directors, purchased a total of 192,002 shares on the open market at $0.10 per share.  The purchase was made in accordance with the Company’s insider trading policies.

10. EQUITY TRANSACTIONS

On August 2, 2006 the Company announced that Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock.  On September 12, 2006, GGM loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker") for the benefit of both the sellers of Mego-Gold, LLC, as evidenced by a convertible promissory note payable to Global Gold Mining, in lawful money of the United States of America, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, had the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share.  Shares of the Company's common stock were pledged as security for the obligations under the convertible note.  Effective February 12, 2008, Global Gold Mining exercised the option to convert  $229,167 debt from the former owners of Mego-Gold, LLC (including principal and accrued interest) at the rate of $1.50 per share equaling 152,778 shares of the Company common stock.  The shares were returned to the Company’s transfer agent and cancelled.

On April 8, 2008, the board of directors of the Company approved an amendment executed March 31, 2008 to the above option agreement for mining properties on Ipun Island and Chiloe Island in Southern Chile.  The key terms of the amendment transfer the Chiloe and Ipun licenses to the existing Global Gold Valdivia company and require the Company to deliver 250,000 restricted shares of Common Stock of the Company on or before May 1, 2008, which shares were issued.  See the Subsequent Events section below for an update on these properties.

11. AGREEMENTS

Global Gold entered into an extension on an agreement with members of the Quijano family by which the Company has the option to earn a 51% interest in the Estrella del Sur Gold-Platinum project on Ipun Island in Chile and another Gold-Platinum property on Chiloe Island in Southern Chile.  The date by which the Company must exercise its option was extended to March 31, 2008, as the Company continued to conduct due diligence.  The mineral concessions were acquired by the joint venture partner by map staking and Ministerial approval. The original agreement dated August 9, 2007, became effective on October 29, 2007 see Exhibits 10.3 and 10.4 below.  The extension agreement dated December 28, 2007, was subject to confidentiality provisions, and became effective on January 11, 2008, see Exhibit 10.5, below.

On April 8, 2008, the board of directors of the Company approved an amendment executed March 31, 2008 to the above option agreement for mining properties on Ipun Island and Chiloe Island in Southern Chile.  The key terms of the amendment transfer the Chiloe and Ipun licenses to the existing Global Gold Valdivia company and require the Company to deliver 250,000 restricted shares of Common Stock of the Company on or before May 1, 2008.  Bonus payments to members of the Quijano family shall be calculated on the same basis as in the existing Global Gold Valdivia agreement, that is the total produced and proven gold and platinum equivalent of gold shall be aggregated with the amounts from the Madre de Dios and Pureo areas in calculating bonus amounts.   On October 3, 2008, the Company sold all of its interests in Chiloe and Ipun islands in Southern Chile as further described in the Subsequent Events section below.

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

As of July 31, 2008, the Company entered into an agreement to sell all of the Company’s interests in its mining claims and properties in Chile (the “Chilean Interests”) in exchange for five million dollars (“Purchase Price”) to a private company Madre Gold, LLC, a Delaware Limited Liability Company (“MG”). The Company would also receive a production royalty of 2.5%, and would be the operator and developer of the property, providing office space, and services of the Company’s employees and technical assistance for development, production and exploration of the Chilean Interests through August 31, 2009, all as described in exhibit 10.6 below.  The closing date for the agreement was September 15, 2008.  As of September 16, 2008, the agreement was terminated due to non performance of one of the closing obligations by one of the parties.  The Company immediately resumed developing the properties for production and further exploration.

12. LEGAL PROCEEDINGS

In 2005, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the then Minister of the Ministry of Environment and Natural Resources of Armenia, Mr. Vardan Ayvazyan. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazyan. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, and the ICSID arbitration was discontinued on May 2, 2008.  Neither the agreement nor the discontinuance affects the pending ICC arbitration involving similar subject matter. On June 25, 2008, the Federal District Court for the Southern District of New York issued an order in Global Gold Mining’s favor ordering that Vardan Ayvazian be a respondent in ICC Case No. 14 770/EBS, and that the tribunal of arbitrators convened in ICC Case No. 14 770/EBS shall finally resolve the claims brought by Global Gold Mining against him; and that Ayvazian shall pay costs to Global Gold Mining; and that Global Gold Mining may move for attorney’s fees pursuant to Rule 54(d) of the Federal Rules of Civil Procedure within 14 days of entry thereof.   The ICC has complied with that order, named Mr. Ayvazian as a respondent, and is proceeding with the arbitration.

13. SUBSEQUENT EVENTS

On October 3, 2008, the Company authorized the issuance of 300,000 shares of restricted common stock to Dr. Urquhart at $0.17 per share for a total value of $51,000 based on the market share price.  The shares were issued both as a bonus for services rendered in 2008 (200,000 shares) and in exchange for cancellation of $46,343 of debt (100,000 shares).  The shares vested immediately.

On October 3, 2008, the Company entered into an agreement to sell all of the Company’s interest in its Chiloe and Ipun island properties in Chile, held by a Joint Venture with the Quijano family (see exhibits 10.3 and 10.4 on Form 8-K filed on November 1, 2007), to the Quijano family.  The Company will retain its Joint Venture with the Quijano family with the remainder of the Joint Venture’s Chile properties.  The agreement was to be concluded by October 15, 2008 and the properties transferred to the purchaser by November 1, 2008.  This transaction is currently being registered by the Chilean authorities.

The consideration for the sale of the Chiloe and Ipun island properties include the following to Global Gold or its designee: (a) $200,000 USD, fifty percent of which will be paid at the closing and the other fifty percent to be paid within sixty days; (b) certain second hand equipment and parts used for mining which are currently on or around the territory of the Global Gold Valdivia joint venture to be specified in the mutually agreed transfer documents, including a Caterpillar 966 wheel loader, a Warner Swasey excavator, and a Caterpillar 290 kva generator; (c) certain land rights, buildings and improvements which are currently on or around the territory of the Global Gold Valdivia joint venture,  generally described as an approximately five hectare  property, known as Lote Nº11, situated in Pureo, where Amparo and Pureo mining properties are located, and approximately ten hectares including two properties with their buildings, situated in the area where the mining property Guadalupe 61-120 is located, all as  to be specified in the mutually agreed transfer documents; and (d) a first priority right of payment from the profits of the Global Gold Valdivia joint venture company of $200,000 USD, all as described in exhibit 10.7 below.

On October 8, 2008, Nicholas Aynilian, an independent Director of the Company, had an open order to purchase 250,000 shares of the Company’s common stock inadvertently executed and filled.  Upon becoming aware of this transaction and to avoid any appearance of a conflict, per our inside trading policies, Mr. Aynilian immediately sold the 250,000 shares on October 15, 2008 and disgorged profits to the Company.

On October 17, 2008, the Company through Global Gold Uranium entered into an agreement (the "Royalty Agreement") with Commander Resources Ltd. (“Commander”) and Bayswater Uranium Corporation (“Bayswater”) ” pertaining to the Cochrane Pond Property (the “Property”) located in southern Newfoundland that is owned 50% by Commander and 50% by Bayswater through a joint venture (the “CPJV”). The Company originally entered into an agreement acquiring an option (the “Option Agreement”) on the Property with Commander and Bayswater on April 12, 2007 (see exhibit 10.3 on Form 8-K filed on April 16, 2007).  The Royalty Agreement grants Global Gold a royalty in the Property and terminates Global Gold’s pre-existing rights and obligations associated with Property.

The key terms of the Royalty Agreement are that the CPJV shall provide a royalty to Global Gold for uranium produced from the Property in the form of a 1% gross production royalty from the sale of uranium concentrates (yellowcake) capped at CDN $1 million after which the royalty shall be reduced to a 0.5% royalty.

The royalty shall remain attached to the Property and in the name of Global Gold or GGU as required under the local laws and exchange regulations. The royalty shall survive the sale and transfer of the property to a third party.

In consideration for the royalty, Global Gold shall pay a total of US $50,000 cash, US $25,000 cash each to Commander and Bayswater, on or before November 14, 2008, all as described in exhibit 10.8 below.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2008 AND NINE MONTHS ENDED SEPTEMBER 30, 2007

During the nine month period ended September 30, 2008, the Company's administrative and other expenses were $2,589,775 which represented a decrease of $881,589 from $3,471,364 in the same period last year. The expense decrease was primarily attributable to lower stock compensation expense of $156,211, option expense of $230,991, and legal expenses of $340,705.  During the nine-month period ended September 30, 2008, the Company's mine exploration costs were $862,666 which represented a decrease of $4,611,681 from $5,474,347 in the same period last year.  The expense decrease was primarily attributable to the decreased drilling and exploration activity at the Tukhmanuk property of $3,195,597, at the Hankavan property of $1,128,696, at the Canadian properties of $582,189, and increased drilling and exploration activity at the Marjan Property of $194,349 and at the Chilean properties of $281,449.   During the nine-month period ended September 30, 2008, the Company's amortization and depreciation expenses were $923,269 which represented an increase of $243,734 from $679,535 in the same period last year. The expense increase was primarily attributable to the increased depreciation expense of $153,093 and an increase in amortization expense of $90,641.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, the Company's total assets were $9,955,615, of which $133,033 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending September 30, 2009:

 (a) To increase and maintain production at the Tukhmanuk property in Armenia at the rates of 8,000 tonnes of ore per month and gold production of 200 or more ounces of gold per month, to continue trials and implement new processing technology of gold recovery considering the particular metallurgical composition of ore being mined at Tukhmanuk, to reevaluate the resource in light of the recent discovery of significantly wider veins and mineralization structure, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to update historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, uranium, copper, and molybdenum reserves to Western standards;

(b) To evaluate uranium exploration activities in the Canadian province of Newfoundland and Labrador;

(c) To review and acquire additional mineral bearing properties; and

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

The Company retains the right to participate up to 20% in any new projects undertaken by Iberian Resources Limited, which has merged into Tamaya Resources Limited, or its affiliates in Armenia until August 15, 2015. In addition, the Company has a 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties in a 20 kilometer radius of the town of Aigedzor in southern Armenia. On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $1,199,034 and $69,180, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2008 but did exceed federally insured limits by approximately $101,000 as of December 31, 2007.  As of September 30, 2008 and December 31, 2007, the Company had approximately $21,500 and $163,000, respectively, in Armenian bank deposits and $51,500 and $70,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2008 and as of the date of this filing.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In 2005, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the then Minister of the Ministry of Environment and Natural Resources of Armenia, Mr. Vardan Ayvazyan. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazyan. The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City. In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. Damages will be determined during the arbitration proceedings. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended  the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, and the ICSID arbitration was discontinued on May 2, 2008.  Neither the agreement nor the discontinuance affects the pending ICC arbitration involving similar subject matter. On June 25, 2008, the Federal District Court for the Southern District of New York issued an order in Global Gold Mining’s favor ordering that Vardan Ayvazian be a respondent in ICC Case No. 14 770/EBS, and that the tribunal of arbitrators convened in ICC Case No. 14 770/EBS shall finally resolve the claims brought by Global Gold Mining against him; and that Ayvazian shall pay costs to Global Gold Mining; and that Global Gold Mining may move for attorney’s fees pursuant to Rule 54(d) of the Federal Rules of Civil Procedure within 14 days of entry thereof.   The ICC has complied with that order, named Mr. Ayvazian as a respondent, and is proceeding with the arbitration.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  September 30, 2008 and as of December 31, 2007; Statements of Operations and Comprehensive Loss for the nine-months ended September 30, 2008 and September 30, 2007, and for the development stage period from January 1, 1995 through September 30, 2008, and Statements of Cash Flows for the nine months September 30, 2008 and  September 30, 2007, and for the development stage period from January 1, 1995 through September 30, 2008 and the Exhibits which are listed on the Exhibit Index.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 10.3	Material Contract - Madre de Dios Mining Property Joint Venture and Options for Chiloe and Ipun Island Properties Agreement dated as of August 9, 2007. (1)

Exhibit 10.4	Material Contract - (Unofficial English Translation) Contractual Mining Company Agreement dated October 29, 2007. (2)

Exhibit 10.5	Material Contract - (Unofficial English Translation) Options for Chiloe and Ipun Island Properties Extension Agreement dated December 28, 2007. (3)

Exhibit 10.6	Material Contract – Agreement to sell all of the Company’s interest in its mining claims and properties in Chile dated July 31, 2008. (4)

Exhibit 10.7	Material Contract – Chiloe and Ipun Island Properties Sale Agreement dated as of October 3, 2008. (5)

Exhibit 10.8	Material Contract – Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (6)

Exhibit 10.9	Material Contract – Loan to Global Gold Corporation and Royalty dated as of November 6, 2008

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on September 7, 2007.

(2) Incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 8-K filed with the SEC on November 1, 2007.

(3) Incorporated herein by reference to Exhibit 10.5 to the Company's report on Form 8-K filed with the SEC on February 12, 2008.

(4) Incorporated herein by reference to Exhibit 10.1 to the Company's report on Form 8-K filed with the SEC on August 4, 2008.

(5) Incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on October 8, 2008.

(6) Incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on October 22, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: November 14, 2008	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer