Form 10-K
period 2008-12-31
GLOBAL GOLD CORP
filed 2009-04-15
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 002-69494

GLOBAL GOLD CORPORATION
 (Exact name of Registrant as Specified in Its Charter)

Delaware	13-03025550
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

45 East Putnam Avenue, Greenwich, CT 06830
(Address of principal executive offices) (Zip Code)

Registrant's telephone number (203) 422-2300

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes____ No__X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act: Yes____ No__X__

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: _X__ No: ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      [  ]                                                                            Accelerated filer    [  ]

Non-accelerated filer        [  ] (Do not check if smaller reporting company)                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____ No __X__

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2008, was $5,958,635.

As of April 10, 2009 there were 39,187,023 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 19, 2009 are incorporated by reference into Part III (Items 10 through 14) of this Report.

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

 ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold is currently in the development stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. The Company's headquarters are located in Greenwich, Connecticut and its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described below, conducted other business prior to its re-entry into the development stage of mineral exploration and mining on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees, the Company’s knowledge of, and partners in, the areas of its operations provide it with significant advantages.  The Company’s long term presence in Armenia and the expertise and knowledge of its joint venture partner in Chile allow it to compete with companies with greater resources.

In Armenia, the Company’s focus is primarily on the exploration, development and production of gold at the Tukhmanuk property in the North Central Armenian Belt.  The Company is also focused on the exploration and development of the Marjan and an expanded Marjan North property.  In addition, the Company is exploring and developing other sites in Armenia, including the Company’s Getik property.  The Company also holds royalty and participation rights in other locations in the country through affiliates and subsidiaries.

In Chile, the Company’s focus is primarily on the exploration, development and production of gold at the Madre de Dios and Puero properties in south central Chile, near Valdivia.  The Company is also engaged in identifying exploration and production opportunities at other locations in Chile.

In Canada, the Company has engaged in uranium exploration activities in the provinces of Newfoundland and Labrador, but is phasing out this activity, retaining a royalty interest in the Cochrane Pond property in Newfoundland.

The Company also assesses exploration and production opportunities in other countries.

The subsidiaries of the Company are as follows:

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

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, Global Gold Mining acquired the remaining 20% interest in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of 100% of Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada. Global Gold Uranium was qualified to do business in the Canadian Provinces of Newfoundland and Labrador.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Puero properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia”).

The Company is a reporting company and is therefore subject to the requirements of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and accordingly files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Definitive Proxy Statements, Current Reports on Form 8-K, and other information with the Securities and Exchange Commission (the "SEC"). The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, DC 20549. Please call the SEC at (800) SEC-0330 for further information on the Public Reference Room. As an electronic filer, the Company's public filings are maintained on the SEC's Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov.

The Company’s filings are also accessible free of charge through the Company's Internet site after the Company has electronically filed such material with, or furnished it to, the SEC.  The address of that website is http:// www.globalgoldcorp.com. However, such reports may not be accessible through the Company's website as promptly as they are accessible on the SEC's website.

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

(3) ARMENIA PROPERTIES

The Company operates an office in Yerevan, Armenia where it manages its exploration and mining activities as well as reviews potential acquisitions. A map showing the location of the properties in Armenia and other information on the properties are located on the Company's website.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Marjan

The Marjan mining property is located in Southwestern Armenia, along the Nakichevan border in the Syunik province.

In 2008, GGH engaged in mapping, sampling, drill analysis and other exploration work at Marjan and an expanded Marjan North area.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Tukhmanuk

The Tukhmanuk property is adjacent to the Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. The property includes seven surrounding exploration sites as well as other assets. In addition to the central property, the acquisition included a 200,000 tonne per year capacity plant.

In 2008, Global Gold Mining upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior years drill results.  Also, the Company compiled its reserve report and submitted it to the state committee on reserves of Armenia in March 2009.

On May 22, 2008, the government of Armenia issued a “special exploration license” to the Company for the Tukhmanuk mining property.  The license is effective May 13, 2008 and expires on May 13, 2010 with the option of being extended for an additional two years.  The special exploration license does not affect the Company’s twenty-five year license over the smaller “Central Section” of the property.  The special exploration license expands the prior license term and increases the license area by approximately 618 acres, from approximately 10,297 acres to approximately 10,915 acres.

On August 1, 2005, Global Gold Mining entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets.  On August 2, 2006, Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of Mego-Gold, LLC, in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, Global Gold Mining loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable (“Note”) to Global Gold Mining, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, had the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder. On September 16, 2007, the contingency period expired without exercise, extension or amendment. The Company has accounted for this by booking the 500,000 shares, at the fair market value of $1,000,000, into Additional Paid-In Capital.  The Company also booked the $200,000 secured loan into Note Receivable and accrued interest, from inception of Note as per the terms of the Note above, into Additional Paid-In Capital.  On February 12, 2008 the Company exercised its option and converted the Note and accrued interest into one hundred fifty two thousand seven hundred seventy-eight (152,778) shares, which were then cancelled.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Getik

The Getik property is located in the northeast Geghargunik province of Armenia.

In 2008, Getik Mining Company, LLC engaged in mapping, sampling, drill analysis and other exploration work at the Getik property.

On December 10, 2008, the government of Armenia issued a new special exploration license expiring December 10, 2013.  The Company will conduct further exploration activities during this period.

On January 31, 2006, Global Gold Mining closed a share purchase agreement, dated as of January 23, 2006, with Athelea Investments, CJSC ("AI") and Messrs. Simon Cleghorn, Sergio DiGiovani, Armen Ghazarian, and Frank Pastorino (the "Sellers") to transfer 80% of the shares of AI to Global Gold Mining in exchange for 100,000 shares of the Company's common stock. All assets (including the "Athelea" name) not related to the approximately 27 square kilometer Getik gold/uranium exploration license area were transferred back to the Sellers. AI was renamed the "Getik Mining Company, LLC."  As of May 30, 2007, Global Gold Mining acquired the remaining twenty percent interest in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of one hundred percent of Getik Mining Company, LLC.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Lichkvadz-Tei and Terterasar

Lichtvadz-Tei and Terterasar are located in the southern Armenia province of Syunik.

On August 15, 2005, Global Gold Mining entered into a joint venture agreement with Iberian Resources Limited’s subsidiary, Caucusus Resources Ltd. (“CR”) to form the Aigedzor Mining Company, LLC ("AMC") on an 80% CR, 20% Global Gold Mining basis in anticipation of jointly acquiring and developing (a) for the Lichkvadz-Tei and Terterasar mining properties as well as the associated plant and assets in southern Armenia through the Armenian limited liability company Sipan 1, LLC ("Sipan 1") which is the licensee; and (b) mineral exploration and related properties within a 20 kilometer radius of the southern Armenian town of Aigedzor.

On December 19, 2006, Global Gold Mining entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" with CR. The agreement restructures the parties' Aigedzor Mining Company Joint Venture to transfer Global Gold Mining 's 20% interest to CR in exchange for: one million dollars; a 2.5% Net Smelter Return (“NSR”) royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; the right to participate up to 20% in any new projects undertaken by Iberian or its affiliates in Armenia until August 15, 2015; and five million shares of Iberian's common stock, which are restricted for one year. On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited (“Tamaya”), and Tamaya is now developing those properties.  As part of the merger, the five million shares of Iberian’s common stock were exchanged for twenty million shares of Tamaya’s common stock without any restrictions.  Global Gold Mining retains the right to participate up to 20% in any new projects undertaken by Tamaya or its affiliates in Armenia until August 15, 2015 and the 2.5% Net Smelter Return royalty as described above.  During the year ended December 31, 2007, the Company sold all 20,000,000 shares of the Tamaya Resources Limited Stock that it owned.  In 2008, Tamaya and Iberian Resources filed for bankruptcy in Australia and tried to sell the Lichkvadz-Tei and Terterasar licenses.  The Company has taken action to protect its rights.  On information and belief, the license for Lichkvadz-Tei was terminated by Armenian authorities in March 2009.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

(4) CHILE PROPERTIES

The Company operates an office in Santiago, Chile which is engaged in exploration activities, development of mining projects, and acquisition review. A map showing the location of the property in Chile and other information about the properties are located on the Company's website.

Madre De Dios and Puero

The Madre De Dios and Puero properties are located in south central Chile, near Valdivia, and consist of approximately 25,000 hectares.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Puero properties.  The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia”).

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms: equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 3 years as well as a mutually agreed exploration program to establish proven reserves, and if that is successful, two additional plants/operations will be financed; and from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian 43-101 standards in 5 years.  The Company has completed a Canadian standard NI 43-101 report on the property, which is available on the Company’s website.

In 2008, the Company planned its mining options, including plant systems and sites, and chose the Guadaloupe site to begin.

See Item 1A “Risk Factors”, below.

Ipun Island and Chiloe Island Properties

Ipun Island and Chiloe Island are located in Southern Chile.

On September 5, 2007, the Company entered into a confidential agreement which was made public on October 29, 2007, with members of the Quijano family by which the Company has the option to earn a 51% interest in the Estrella del Sur Gold-Platinum project on Ipun Island and another gold-platinum property on Chiloe Island.  On March 31, 2008, this agreement was amended transferring the licenses for the Ipun and Chiloe islands to Global Gold Valdivia in exchange for 250,000 restricted shares of common stock of Global Gold Corporation at a fair market value of $0.23 per share, all as further described in Exhibit 10.5 of Form 8-K filed on April 9, 2008.

On October 3, 2008, the Company entered into and closed an agreement to sell all of the Company’s interest in its Chiloe and Ipun island properties in Chile back to the Quijano family for $200,000 and certain mining equipment, and other consideration, all as further described in Exhibit 10.3 of Form 8-K filed on October 8, 2008.  The Company has no further interest or activity with respect to these properties.

See Item 1A “Risk Factors”, below.

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

After certain exploration activities, including limited drilling in 2005, the Company determined that it should discontinue its exploration operations at Santa Candelaria, and wrote down its investment. Further, on January 13, 2006, Minera Global entered into a purchase, option, and royalty agreement with Mr. Adrian Soto Torino, a citizen of Chile ("AST") to transfer the mining concessions Candelaria 1, 2, and 3 to AST to mine the gold property and pay Minera Global a net smelter royalty of 10% until such time as Minera Global has been paid $75,000 and thereafter a net smelter royalty of 2% for the life of the mine. All liabilities and fees associated with the property are the responsibility of AST, and Minera Global retains the option to reacquire the mining concession upon 60 days notice and payment of 1,000,000 Chilean pesos (approximately $1,590 USD using exchange rates at December 31, 2008).

See Item 1A “Risk Factors”, below.

(5) CANADA PROPERTIES

A map showing the location of the properties in Canada and other information about the properties are located on the Company's website.  The Company is winding down its operations in Canada.

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

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). According to the Labrador Uranium Claims Agreement, Global Gold Uranium would be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock a the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium would earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit). In addition, Global Gold Uranium completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties.  With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007.  In 2007, the Company conducted sampling and other exploration activities on these properties, but without conclusive results as to their prospectivity.  The Company has not issued the initial 20,000 shares of Common Stock of the Company, and is phasing out of uranium exploration activities in Canada.

See Item 1A “Risk Factors”, below.

Cochrane Pond

The Cochrane Pond property is located in southeastern Newfoundland, Canada.

On April 12, 2007, Global Gold Uranium entered an agreement to acquire an option for the Cochrane Pond license area (the "Option Agreement") with Commander Resources Ltd. ("Commander") and Bayswater Uranium Corp. ("Bayswater"). The Cochrane Pond property consists of 2,600 claims within 61,000 hectares (approximately 150,708 acres).  The Agreement is subject to the conclusion of an option agreement.  Major terms include the following: Global Gold Uranium may earn a 51% equity interest over a period of four years in Cochrane Pond Property by completing; Cash payments of US $700,000 over four year period; Share issuance of 350,000 shares of Global Gold Corporation (50 % each to Commander and Bayswater (the “CPJV”)) over a four year period; and Property expenditures over four year period of C$3.5 million as further described in exhibit 10.3 on Form 8-K filed on April 16, 2007.  As of June 30, 2007, the Company has paid $200,000 and issued 150,000 shares of the Company's common stock, 75,000 shares each to Commander and Bayswater.

On October 17, 2008, the parties terminated the Option Agreement, and Global Gold Uranium entered into an agreement (the “Royalty Agreement”) with Commander and Bayswater pertaining to the Cochrane Pond property.  The Royalty Agreement grants the Company a royalty in the Cochrane Pond property and terminates the Company’s existing rights and obligations associated with the Cochrane Pond property.  The key terms of the Royalty Agreement are that the CPJV shall provide a royalty to the Company for uranium produced from the Cochrane Pond property in the form of a 1% gross production royalty from the sale of uranium concentrates (yellowcake) capped at CDN $1million after which the royalty shall be reduced to a 0.5% royalty.  In consideration for the royalty, the Company shall pay $50,000 cash, $25,000 each to Bayswater and Commander within 30 days, all as further described in exhibit 10.3 of Form 8-K filed on October 22, 2008.    As of November 13, 2008, the Company has paid $25,000 each to Bayswater and Commander.

See Item 1A “Risk Factors”, below.

(6) ENVIRONMENT AND ETHICAL MATTERS

The Company's policy on environmental matters is stated in its Code of Business Conduct and Ethics (which is posted on the Company’s website), and requires compliance with all relevant laws and regulations.  The Company’s Insider Trading and Public Information Policy, Charter of the Audit Committee of the Board of Directors, Charter of the Compensation Committee of the Board of Directors, and its Nominating and Governance Charter are also posted on its website and require compliance with all relevant laws and regulations.  Specifically, the Company intends to conduct its business in a manner that is compatible with the balanced environmental and economic needs of the communities in which it operates.  In 2007, the Company instituted a whistleblower program to encourage reporting of any non compliance with such policies and procedures.

The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental and safety performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. The Company has budgeted approximately $102,000 for environmental compliance in 2008 of which it has made payments of approximately $42,000 to Armenian governmental agencies for environmental compliance and have accrued approximately $60,000.  The cost for the Company to maintain environmental compliance has had no substantial limitation or restriction upon our ability to carry out our mining operations.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors together with all of the other information contained in this Annual Report on Form 10-K before making an investment decision with respect to our common stock.  Any of the following risks, as well as other risks and uncertainties described in this Annual Report on Form 10-K, could harm our business, financial condition and results of operations and could adversely affect the value of our Common Stock.

DEVELOPMENT STAGE COMPANY

Since the Company did not engage in the active conduct of a trade or business aside from development and exploration activities, it has not generated any revenues to date, with the exception of revenue from the transaction with Iberian Resources at the end of 2006 and minimal sales of concentrate from Tukhmanuk. The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.  These problems include but are not limited to issues interpreting and proving historical mining data, obtaining and maintaining quality equipment, licensing difficulties, and financing problems.

LIQUIDITY RISK – GOING CONCERN

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.   As such, our independent registered public accounting firm has concluded that additional revenue arrangements or financing is needed to enable us to fund our future operations, which raises substantial about our ability to operate as a going concern, and accordingly has included this uncertainty in their report on our December 31, 2008 consolidated financial statements.

COMPETITION

There is intense competition in the mining industry. The Company is competing with larger mining companies, many of which have substantially greater financial strengths, and capital, marketing and personnel resources than those possessed by the Company Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees, the Company’s knowledge of, and partners in, the areas of its operations provide it with significant advantages.  The Company’s long term presence in Armenia and the expertise and knowledge of its joint venture partner in Chile allow it to compete with companies with greater resources.

NEED FOR KEY PERSONNEL

The Company presently has officers and operation managers intimately familiar with the operation of mining projects or the development of such projects and with experience in former Soviet countries and South America. While the Company does not believe the loss of any director or officer of the Company will materially and adversely affect its long-term business prospects, the loss of any of the Company's senior personnel might potentially adversely affect the Company until a suitable replacement could be found. The Company continues to employ independent consultants and engineers, and employs through subsidiaries personnel with mining, geology, and related backgrounds in Armenia, and in Chile.

TRADING MARKET

The Company's Common Stock is currently traded on the OTC Bulletin Board. As a result, our stockholders may find it more difficult to buy or sell shares of our common stock than it would be if our stock were listed on a national securities exchange.

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

There are risks inherent in the exploration for, and development of, mineral deposits. The business of mining by its nature involves significant risks and hazards, including environmental hazards, industrial incidents, labor disputes, discharge of toxic chemicals, fire, cave ins, drought, flooding and other acts of God.

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

MINING CONCESSIONS, PERMITS AND LICENSES

The Company's mining and processing activities are dependant upon the grant of appropriate licenses, concessions, leases, permits and regulatory consents which may be withdrawn or made subject to limitations. Although the Company believes that the licenses, concessions, leases, permits and consents it holds will be renewed, if required, when they expire, according to the current laws applicable in the respective countries, subject to the licensing issues disclosed below in "Foreign Risks," there can be no assurance that they will be renewed or as to the terms of any such renewal. Mineral rights within the countries in which the Company is currently operating are state-owned. Also see discussion under Foreign Risks and Item 3. “Legal Proceedings,” below.

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

FOREIGN RISKS

The value of the Company's assets may be adversely affected by political, exchange rate, economic and other factors in Chile, Canada and Armenia. Armenia is a former Soviet country in transition, and presents concomitant risks. In particular, in the past, the Company has experienced delays in the bureaucratic process and has experienced dealings with corrupt officials at the Ministry of Environment and Natural Resources in Armenia. The Company practices a zero tolerance program on corruption.

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently pending for 2009.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

The Company has previously reported that it is aware that another company has been using a similar name in the CIS and counsel has received assurances the other company would cease using the similar name and that company was in the process of changing its name.  In 2007, that company has provided official documentation that it has changed its name to one that is not similar to Global Gold.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 2,578,453 (6.58%), and 2,100,000 (5.35%) shares, respectively, or a total of 4,678,453 (11.94%) shares, out of the 39,187,023 shares of the Company's Common Stock issued and outstanding as of December 31, 2008.  The two Company officers, director Nicholas J. Aynilian who owns 1,027,002 (2.62%) and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 (3.57%) shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Firebird Management, LLC owns a total of 13,173,167 (33.62%) shares, Farallon Capital owns a total of 4,935,830 (12.6%), and Persistancy Capital owns a total of 2,000,000 (5.1%), out of the 39,187,023 shares, of the Company's Common Stock issued and outstanding as of December 31, 2008.

If these stockholders act in concert, they could control matters requiring approval by our stockholders, including the election of directors and could have the ability to prevent or cause a corporate transaction, even if other stockholders, oppose such action.  The concentration of voting power could also have the effect of delaying or preventing a change in control which could cause our stock price to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. DESCRIPTION OF PROPERTIES

The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less then one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.   Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.

For a description of the mining properties in which the Company has an interest, see Item 1 "Description of Business."

ITEM 3. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently pending for 2009.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern Distric of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NOT APPLICABLE

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS

ISSUER PURCHASES OF EQUITY SECURITIES

(a) Shares of the Company's Common Stock trade on the OTC Bulletin Board under the symbol "GBGD." The range of high and low bid information for each quarterly period during 2007 and 2008 were as follows:

	2007		2008

Quarter	High*	Low*	High*	Low*

1st	$1.10	$0.65	$0.70	$0.35
2nd	$1.05	$0.69	$0.48	$0.20
3rd	$1.15	$0.51	$0.51	$0.03
4th	$1.01	$0.34	$0.47	$0.06

* These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.  Source: Yahoo Finance

As of March 27, 2009, the Company had 39,187,023 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of March 27, 2009, there were approximately 1,292 holders of record of shares of the Company's Common Stock.

(c) The Company did not pay or declare any cash dividends on its shares of Common Stock during its last two fiscal years ended December 31, 2007 and December 31, 2008.

(d) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2008.

			Remaining available for
	Number of Securities to	Weighted average exercise	issuance under equity
	be issues up exercise	price of outstanding	compensation plans
	of oustanding options,	options, warrants and	(excluding securities
	warrants and right	rights	reflected in column (a))
Plan Category	(a) (#)	(b) ($)	(c ) (#)

Equity compensation plans (1)
approved by security holders	1,677,500	$0.90	1,322,500

Equity compensation plans not
approved by security holders	0	0	0

Total:	1,677,500		1,322,500

(1) The Company's 2006 Stock Incentive Plan - On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and will expire on June 15, 2016. On June 15, 2006, the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman. On September 18, 2006, the Company granted options to buy 200,000 shares of common stock, at an exercise price of $1.25 per share, to the then Chief Operating Officer, Michael T. Mason.  On January 1, 2007, the Company granted options to buy 83,334 shares of common stock, at an exercise price of $0.88 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian.  On January 11, 2007, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.86 per share.  On June 15, 2007, the Company granted options to buy 116,666 shares of common stock, at an exercise price of $0.83 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian.  On June 15, 2007, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.83 per share, to the Chief Financial Officer, Jan Dulman.  On June 20, 2007, Michael T. Mason, the Company’s President, resigned from his position and forfeited options to buy 100,000 shares of common stock, at an exercise price of $1.25 and his additional vested options to buy 100,000 shares of common stock have expired unexercised as of December 31, 2008.  On October 1, 2007, the Company granted options to buy 15,000 shares of common stock, at an exercise price of $1.00 per share, to a consultant, Paul Airasian.  On April 8, 2008, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.45 per share.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

When used in this report, the words "expect(s)", "feel(s)", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2008 AND TWELVE-MONTHS ENDED DECEMBER 31, 2007

During the twelve-month period ended December 31, 2008, the Company's administrative and other expenses were $3,546,952 which represented a decrease of $1,399,376 from $4,946,328 in the same period last year. The expense decrease was primarily attributable to lower stock compensation expense of $436,027 less then the prior year’s period, legal fees of $546,006 less then the prior year’s period, travel expenses of $65,456 less then the prior year’s period and investor relations of $41,000 less then the prior year’s period.  During the twelve-month period ended December 31, 2008, the Company's mine exploration costs were $3,127,266 which represented a decrease of $3,370,456 from $6,497,722 in the same period last year. The expense decrease was primarily attributable to the decreased mining activity at the Canadian properties of $534,994, Marjan property of $1,765,157, Tukhmanuk property of $1,048,752, the Getik property of $181,597 offset by an increase at the Chilean property of $305,776.  During the twelve-month period ended December 31, 2008, the Company's amortization and depreciation expenses were $1,221,491 which represented an increase of $326,187 from $895,304 in the same period last year. The expense increase was primarily attributable to the increased depreciation expense of $215,022, and the increased amortization of licenses of $111,165. During the twelve-month period ended December 31, 2008, the Company had interest expenses of $187,008 which represented an increase of $187,008 from the same period last year when it did not have any interest expense.  The expense increase was attributable to the accrued interest expense of  $166,257 on note payable to a director and $20,751 on a secured line of credit both of which the Company did not have in the same period last year.  During the twelve-month period ended December 31, 2008, the Company had revenue of $14,211 which represented a decrease of $21,637 from $35,848 in the same period last year.  The decrease in revenue is primarily attributable to a decrease in royalty income of $11,238 and sales of gold concentrate of $10,399.  The Company had a loss from sale of joint ventures in 2008 of $765,264. No sales of joint venture interest or properties occurred in 2007. The difference is due to the Company in 2008 selling its interest in the Ipun and Chiloe island properties in Chile at a loss of $387,764 and its interest in the Cochrane Pond property in Canada at a loss of $377,500.    The Company also had no sales of investments in 2008 as compared to a $2,460,137 gain in the same period last year.  During the twelve-month period ended December 31, 2008, the Company had gains on foreign exchange of $56,704  which represented a decrease of $2,137,457 from $2,194,161 in the same period last year. The difference is primarily due to fluctuation in currency exchange rates between the US Dollar and the Armenian Dram. The Company had interest income of $2,564 in 2008 which represented a decrease of $123,926 from $126,490 from the same period last year.  The decrease is attributable to lower average cash balance in the United States bank accounts and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, the Company's total assets were $8,216,399, of which $228,371 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2009 is:

(a) To continue and to expand gold and silver production at the Tukhmanuk property in Armenia which recommenced in 2008, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, silver and other reserves;

 (b) To generate revenue by production at an initial site selected Guadalupe, of the over 100 potential sites identified, at the Madre De Dios and Puero properties in Chile through the Company’s Global Gold Valdivia joint venture and conduct further development, exploration, and mining at these properties;

 (c) To complete the phase out of uranium exploration activities in the Canadian province of Newfoundland and Labrador, retaining a royalty interest in the Cochrane Pond property;

(d) To review and acquire additional mineral bearing properties; and

(e) Pursue additional financing through private placements, debt and/or joint ventures.

The Company retains the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia. This agreement is governed by New York law and includes New York courts as choice of forum. On October 2, 2006, Vendanta Resources Plc announced that its tender to take control of Sterlite Gold Ltd. was successful which made it a successor to the twenty percent participation with Sterlite Gold Ltd. In September 2007, Vedanta (and Sterlite) announced that they had closed a stock sale transaction with GeoProMining Ltd., which made GeoProMining Ltd. and its affiliates the successors to the 20% participation right.

The Company retains the right to participate up to 20% in any new projects undertaken by the Armenian company Sipan 1, LLC and successors to and affiliates of Iberian Resources Limited, which merged with Tamaya Resources Limited, in Armenia until August 15, 2015.  In addition, the Company has a 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties in a 20 kilometer radius of the town of Aigedzor in southern Armenia.  On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited.  However, as of December 31, 2008, Iberian Resources and Tamaya have filed for bankruptcy in Australia and the Company has taken action to protect its rights.

The Company also anticipates spending additional funds in Armenia and Chile for further exploration and development of its other properties as well as acquisition of new properties.  The Company is also reviewing new technologies in exploration and processing.  The Company anticipates that it will issue additional equity or debt to finance its planned activities.  The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 4,750,000 million shares of Common Stock of the Company at an exercise price of $0.15 per share, which expire on December 9, 2013.  If these Warrants were exercised in full, the Company would receive $712,500 in gross proceeds.

The Company may engage in research and development related to exploration and processing at Tukhmanuk during 2009, and anticipates purchasing processing plant and equipment assets.

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

Although the Company has received a going concern opinion from its independent public accounting firm, it is currently actively engaged in raising additional funds.  The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and by acquiring assets or paying expenses by issuing stock, debt, or sale of assets. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of securities. Management's plans in this regard are to obtain other financing until profitable operation and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no assurances that such financing will continue to be available on reasonable terms, or at all.

CRITICAL ACCOUNTING POLICIES

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

For the years ended December 31, 2008 and 2007, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the years ended December 31, 2008 and 2007 was $1,031,919 and $1,467,946, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2008 and 2007.

	Year Ending December 31,

	2008	2007

Net loss	$(8,953,113)	$(9,716,880)
Unrealized gain arising
during year	$56,704	$2,194,161

Comprehensive loss	$(8,896,409)	$(7,522,719)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet as of December 31, 2008 at $1,199,034 and $69,180, respectively, and unprocessed ore of $522,872 and no gold concentrate as of December 31, 2007 with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2008 but did exceed federally insured limits by approximately $101,000 as of December 31, 2007.  As of December 31, 2008 and December 31, 2007, the Company had approximately $10,000 and $163,000, respectively, in Armenian bank deposits and $27,000 and $70,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2008 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, notes thereto and report of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2008 and December 31, 2007, by Sherb & Co, LLP, are attached hereto as a part of, and at the end of, this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

ITEM 9A(T). CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the President and Chief Operating Officer and Senior Vice President and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

(b) Management’s Annual Report on Internal Control over Financial Reporting

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of December 31, 2008, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company's internal control over financial reporting, have concluded that the Company's internal control over financial reporting was effective as of December 31, 2008.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's Proxy Statement relating to the 2009 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2009.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's Proxy Statement relating to the 2009 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning required by this Item 12 is incorporated by reference from the Company's Proxy Statement relating to the 2009 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement relating to the 2009 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2009.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company's Proxy Statement relating to the 2009 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including the report of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2008 and December 31, 2007.

(b) Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Employment Agreement, dated as of January 1, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (3)

Exhibit 10.2	Labrador Uranium Claims Agreement, dated January 18, 2007. (4)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (5)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (6)

Exhibit 10.5	Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Jan Dulman. (7)

Exhibit 10.6	Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Lester Caesar. (8)

Exhibit 10.7	Amended Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (9)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (10)

Exhibit 10.9	Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (11)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (12)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (13)

Exhibit 10.12	Amended Terms for Options on Chiloe and Ipun Island Properties dated March 31, 2008 and confirmed April 8, 2008. (14)

Exhibit 10.13	Chiloe and Ipun Island Properties Sale Agreement dated as of October 3, 2008. (15)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (16)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's annual report on 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's annual report on 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

(3) Incorporated herein by reference to Exhibit 10.7 to the Company's annual report on 10-KSB for the year ended December 31, 2006 filed with the SEC on April 2, 2007.

(4) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on January 24, 2007.

(5) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on April 13, 2007.

(6) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on May 31, 2007.

(7) Incorporated herein by reference to Exhibit 10.5 to the Company's quarterly report on 10-QSB for the second quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(8) Incorporated herein by reference to Exhibit 10.6 to the Company's quarterly report on 10-QSB for the second quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(9) Incorporated herein by reference to Exhibit 10.4 to the Company's quarterly report on 10-QSB for the second quarter ended June 30, 2007, filed with the SEC on August 14, 2007.

(10) Incorporated herein by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on June 20, 2007.

(11) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

(12) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

(13) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on November 1, 2007.

(14) Incorporated herein by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the SEC on April 9, 2008.

(15) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on October 8, 2008.

(16) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on October 22, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION (Registrant)

By:	/s/ Van Z. Krikorian
Van Z. Krikorian, Chairman, Chief Executive Officer and Director

April 14, 2009 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	4/14/09	/s/ Van Z. Krikorian	4/14/09
Jan Dulman Chief Financial Officer		Van Z. Krikorian, Chairman, Chief Executive Officer and Director

/s/ Drury J. Gallagher	4/14/09	/s/ Nicholas J. Aynilian	4/14/09
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Lester S. Caesar	4/14/09	/s/ Harry Gilmore	4/14/09
Lester S. Caesar		Harry Gilmore
Controller		Director

/s/ Ian C. Hague	4/14/09
Ian C. Hague
Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page
Report of Independent Registered Public Accounting
Firm - for the years ended December 31, 2008 and 2007	F-1

Consolidated Balance Sheets - as of December 31, 2008 and 2007	F-2

Consolidated Statements of Operations and Comprehensive Loss -
for the years ended December 31, 2008 and 2007 and the development
stage period from January 1, 1995 through December 31, 2008	F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
- for the development stage period from January 1, 1995
through December 31, 2008	F-4 to F-6

Consolidated Statements of Cash Flows - for the years ended
December 31, 2008 and 2007 and the development stage
period from January 1, 1995 through December 31, 2008	F-7

Notes to Consolidated Financial Statements	F-8 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Global Gold Corporation and Subsidiaries (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Global Gold Corporation and Subsidiaries (A Development Stage Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. The period beginning January 1, 1995 through December 31, 2005 were audited by the predecessor accounting firms. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the year ended December 31, 2008 and 2007 and the period beginning January 1, 1995 through December 31, 2005 which were audited by the predecessor accounting firms, in conformity with accounting principles generally accepted in the United States of America.

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
April 14, 2009

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$228,371	$298,032
Inventories	1,057,833	602,412
Tax refunds receivable	178,909	104,574
Royalty receivable	-	25,449
Prepaid expenses	8,459	23,852
Other current assets	39,141	94,259
TOTAL CURRENT ASSETS	1,512,713	1,148,578

LICENSES, net of accumulated amortization of $1,412,340 and $926,668, respectively	3,460,761	3,937,433
DEPOSITS ON CONTRACTS AND EQUIPMENT	440,510	1,694,016
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,591,207 and $854,453, respectively	2,802,415	2,836,118

	$8,216,399	$9,616,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,853,634	$1,587,213
Deposit payable	150,000	-
Secured line of credit - short term portion	389,099	-
Current portion of note payable to Director	970,890	-
TOTAL CURRENT LIABILITIES	3,363,623	1,587,213

SECURED LINE OF CREDIT - LONG TERM PORTION	286,943	-
NOTE PAYABLE TO DIRECTOR	2,625,000	-

TOTAL LIABILITIES	6,275,566	1,587,213

STOCKHOLDERS' EQUITY
Common stock $0.001 par, 100,000,000 shares authorized;
39,187,023 shares issued and outstanding	39,187	33,866
Additional paid-in-capital	31,182,502	29,318,147
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(29,480,246)	(20,527,133)
Accumulated other comprehensive income	3,107,038	2,111,700

TOTAL STOCKHOLDERS' EQUITY	1,940,833	8,028,932

	$8,216,399	$9,616,145

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount
			from
	Year ended		January 1, 1995
	December 31,		through
	2008	2007	December 31, 2008

REVENUES	$14,211	$35,848	$56,044

EXPENSES:
General and administrative	3,546,952	4,946,328	17,518,787
Mine exploration costs	3,127,266	6,497,722	13,208,713
Amortization and depreciation	1,221,491	895,304	2,905,676
Write-off on investment	-	-	135,723
Gain on sale of investment	-	(2,460,137)	(2,779,778)
Loss/(Gain) from investment in joint ventures	765,264	-	(2,373,701)
Interest expense	187,008	-	461,008
Bad debt expense	151,250	-	151,250
Loss/(Gain) on foreign exchange	-	-	70,971
Gain on extinguishment of debt	(29,343)	-	(29,343)
Interest income	(2,564)	(126,490)	(357,238)

TOTAL EXPENSES	8,967,324	9,752,727	28,912,069

Loss from Continuing Operations	(8,953,113)	(9,716,880)	(28,856,025)

Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss Applicable to Common Shareholders	(8,953,113)	(9,716,880)	(29,480,246)

Foreign currency translation adjustment	56,704	2,194,161	2,701,610
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	$(8,896,409)	$(7,522,719)	$(26,425,161)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.26)	$(0.29)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	34,251,122	33,855,425

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
( A development Stage Enterprise )

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated		Accumulated
				Prior to and		Other
			Additional	During the		Comprehensive	Total
	Common Stock		Paid-in	Development	Treasury	Income	Stockholders'
	Shares	Amount	Capital	Stage	Stock	(Loss)	Equity

Balance from February 21, 1980 to December 31, 1994
(Note 1)	898,074	$89,807	$3,147,693	$(2,907,648)	$-	$-	$329,852

Adjustment for the restatement of par value	-	(88,909)	88,909	-	-	-	-
Issuance of stock for acquisition of Eyre
Recources, N.L.	1,000,000	1,000	849,000	-	-	-	850,000
Proceeds received from private placement	200,000	200	421,373	-	-	-	421,573
Net loss	-	-	-	(361,345)	-	-	(361,345)

Balance as December 31, 1995	2,098,074	2,098	4,506,975	(3,268,993)	-	-	1,240,080

Warrants exercised	40	-	100	-	-	-	100
Net loss	-	-	-	(668,577)	-	-	(668,577)

Balance as of December 31, 1996	2,098,114	2,098	4,507,075	(3,937,570)	-	-	571,603

Issuance of common stock	2,250,000	2,250	222,750	-	-	-	225,000
Net loss	-	-	-	(690,747)	-	-	(690,747)

Balance as of December 31, 1997	4,348,114	4,348	4,729,825	(4,628,317)	-	-	105,856

Net income	-	-	-	34,944	-	-	34,944

Balance as of December 31, 1998	4,348,114	4,348	4,729,825	(4,593,373)	-	-	140,800

Purchase of treasury stock	-	-	-	-	(60,000)	-	(60,000)
Unrealized loss on investment	-	-	-	-	-	(16,000)	(16,000)
Net loss	-	-	-	(93,826)	-	-	(93,826)

Balance as of December 31, 1999	4,348,114	4,348	4,729,825	(4,687,199)	(60,000)	(16,000)	(29,026)

Issuance of common stock in connection
with settlement	20,000	20	1,980	-	-	-	2,000
Cancellation of treasury stock	(1,000,000)	(1,000)	(59,000)	-	60,000	-	-
Settlement of accrued salary	1,000,000	1,000	161,500	-	-	-	162,500
Sale of warrants	-	-	650	-	-	-	650
Unrealized loss on investment	-	-	-	-	-	(90,000)	(90,000)
Net loss	-	-	-	(33,341)	-	-	(33,341)

Balance as December 31, 2000	4,368,114	4,368	4,834,955	(4,720,540)	-	(106,000)	12,783

Net loss	-	-	-	(26,832)	-	-	(26,832)
Unrealized loan on investment	-	-	-	-	-	(15,000)	(15,000)

Balance as of December 31, 2001	4,368,114	4,368	4,834,955	(4,747,372)	-	(121,000)	(29,049)

Issuance of common stock for compensation	200,000	200	9,800	-	-	-	10,000
Net loss	-	-	-	(60,113)	-	-	(60,113)
Unrealized gain on investment	-	-	-	-	-	247,406	247,406

Balance as of December 31, 2002	4,568,114	4,568	4,844,755	(4,807,485)	-	126,406	168,244

Issuance of common stock for cash:
at $0.25 per share, January	350,000	350	87,150	-	-	-	87,500
at $0.25 per share, July	1,000,000	1,000	231,500	-	-	-	232,500
at $0.50 per share, October	100,000	100	46,400	-	-	-	46,500
at $0.50 per share, October	400,000	400	185,600	-	-	-	186,000
Issuance of common stock for compensation:
at $0.25 per share, February	1,800,000	1,800	(1,800)	-	-	-	-
at $0.25 per share, June	900,000	900	(900)	-	-	-	-
at $0.25 per share, December	90,000	90	(90)	-	-	-	-
Amortization of deferred compensation	-	-	165,802	-	-	-	165,802
Issuance of common stock for services:
at $0.25 per share, January	500,000	500	24,500	-	-	-	25,000
at $0.25 per share, April	250,000	250	62,250	-	-	-	62,500
Shares cancelled in September, which were
issued in January	(500,000)	(500)	(24,500)	-	-	-	(25,000)
Shares issued at $0.25 per share for
accounts payable in April	100,000	100	24,900	-	-	-	25,000
Fractional share adjustment	20	-	-	-	-	-	-
Unrealized gain on investment	-	-	-	-	-	(95,278)	(95,278)
Net loss	-	-	-	(616,820)	-	-	(616,820)

Balance as of December 31, 2003	9,558,134	9,558	5,645,567	(5,424,305)	-	31,128	261,948

Issuance of common stock for compensation	250,000	250	(250)				-
Forfeiture of common stock for compensation	(526,833)	(527)	527				(0)
Sale of common stock	3,000,000	3,000	1,482,000	-	-	-	1,485,000
Issuance of common stock for services	90,000	90	(90)				-
Issuance of common stock for payable	240,000	240	113,260				113,500
Amortization of unearned compensation			316,756				316,756
Net loss				(688,039)	-		(688,039)
Unrealized gain on investment	-	-	-	-	-	(31,128)	(31,128)

Balance as of December 31, 2004	12,611,301	12,611	7,557,770	(6,112,344)	-	-	1,458,037

Issuance of common stock for compensation:
at $0.50 per share, January	850,000	850	(850)	-	-	-	-
at $1.00 per share, June	170,000	170	(170)	-	-	-	-
at $1.50 per share, December	45,000	45	(45)	-	-	-	-
Sale of common stock	4,000,000	4,000	2,996,000	-	-	-	3,000,000
Less: Selling expense for sale of common stock		-	(39,000)				(39,000)
Exercise of warrants	220,000	220	54,780				55,000
Amortization of unearned compensation			292,994				292,994
Net loss				(2,309,187)			(2,309,187)
Foreign currency translation adjustment	-	-	-	-	-	(38,511)	(38,511)

Balance as of December 31, 2005	17,896,301	17,896	10,861,479	(8,421,531)	-	(38,511)	2,419,333

Issuance of common stock for compensation:
at $1.50 per share, February	274,000	274	35,726	-	-	-	36,000
at $1.70 per share, June	925,000	925	(925)	-	-	-	-
at $1.25 per share, September	200,000	200	(200)	-	-	-	-
Forfeiture of common stock for compensation	(40,000)	(40)	40				-
Issuance of common stock for payable:
at $1.15 per share, January	100,000	100	114,900				115,000
Sale of common stock	10,400,000	10,400	12,989,588	-	-	-	12,999,988
Less: Selling expense for sale of common stock		-	(764,957)				(764,957)
Issuance of options for compensation			225,894				225,894
Exercise of warrants	3,000,000	3,000	2,247,000				2,250,000
Accrual of stock bonuses issued in 2007			(27,950)				(27,950)
Amortization of unearned compensation			1,017,742				1,017,742
Net loss				(5,296,370)			(5,296,370)
Other comprehensive income	-	-	-	-	-	842,731	842,731

Balance as of December 31, 2006	32,755,301	32,755	26,698,337	(13,717,901)	-	804,220	13,817,411

Issuance of common stock for compensation:
at $0.88 per share, January 1	83,334	83	(83)	-	-	-	(0)
at $0.86 per share, January 11	50,000	50	(50)	-	-	-	-
at $0.83 per share, June	286,666	287	(287)	-	-	-	(0)
Forfeiture of common stock for compensation	(172,500)	(173)	(3,786)				(3,958)
Issuance of common stock for payable:
at $2.00 per share, September (2006)	500,000	500	999,500				1,000,000
at $0.86 per share, January	63,250	63	54,332				54,395
at $0.85 per share, April	150,000	150	127,350				127,500
Issuance of options for compensation			481,446				481,446
Exercise of warrants	150,000	150	16,350				16,500
Accrual of stock bonuses issued in 2008			(14,850)				(14,850)
Accrual of interest on note			(26,612)				(26,612)
Amortization of unearned compensation			986,500				986,500
Net loss				(9,716,880)			(9,716,880)
Other comprehensive income	-	-	-	-	-	1,307,480	1,307,480

Balance as of December 31, 2007	33,866,051	33,866	29,318,147	(23,434,781)	-	2,111,700	8,028,932

Issuance of common stock for compensation:
at $0.17 per share, November 11	200,000	200	33,800	-	-	-	34,000
at $0.10 per share, December 10	20,000	20	(20)	-	-	-	-
Issuance of common stock for payable:
at $0.55 per share, February 11	153,750	154	84,409				84,563
at $0.17 per share, November 11	100,000	100	16,900				17,000
Issuance of options for compensation			279,925				279,925
Conversion of note receivable into shares	(152,778)	(153)	(48,750)				(48,903)
Issuance of common stock for acquistion:
at $0.45 per share, April 8	250,000	250	112,250				112,500
Accrual of interest on note			(2,555)				(2,555)
Sale of common stock for cash	4,750,000	4,750	470,250	-	-	-	475,000
Amortization of unearned compensation			717,994				717,994
Net loss				(8,953,113)			(8,953,113)
Other comprehensive income	-	-	-	-	-	1,195,490	1,195,490

Balance as of December 31, 2008	39,187,023	$39,187	$30,982,350	$(32,387,894)	$-	$3,307,190	$1,940,833

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 1, 1995
	Year Ended		Cumulative amount
	December 31,		through
	2008	2007	December 31, 2008

OPERATING ACTIVITIES:
Net loss	$(8,953,113)	$(9,716,880)	$(29,480,246)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	717,994	986,500	3,497,788
Stock option expense	279,925	481,446	987,265
Amortization expense	491,298	380,133	1,638,024
Depreciation expense	730,193	515,171	1,493,560
Accrual of stock bonuses	-	84,563	56,613
Write-off of investment	-	-	135,723
Loss on disposal of discontinued operations	-	-	237,808
Equity in loss on joint venture	-	-	12,000
Gain on extinguishment of debt	(29,343)	-	(139,766)
Gain on sale of investments (non-cash portion)	-	-	(2,470,606)
Bad debt expense	151,250	-	151,250
Other non-cash expenses	(17,458)	(26,612)	155,567
Changes in assets and liabilities:
Other current and non current assets	932,210	(1,232,214)	(1,249,023)
Accounts payable and accrued expenses	433,421	736,231	2,361,252

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,263,623)	(7,791,661)	(22,612,791)

INVESTING ACTIVITIES:
Purchase of property, plan and equipment	(703,051)	(1,705,686)	(4,020,570)
Proceeds from sale of Armenia mining interest	-	-	1,891,155
Proceeds from sale of Tamaya Common Stock - basis not in income	-	2,497,600	2,497,600
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	(9,000)	(1,654,165)	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	(712,051)	(862,251)	(5,401,149)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	475,000	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Secured line of credit	676,042	-	676,042
Due to related parties	3,595,891	-	3,573,673
Warrants exercised	-	16,500	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,746,933	16,500	24,702,069

EFFECT OF EXCHANGE RATE ON CASH	1,159,080	1,919,065	3,528,890

NET INCREASE/(DECREASE) IN CASH	(69,661)	(6,718,348)	217,019

CASH AND CASH EQUIVALENTS - beginning of period	298,032	7,016,380	11,352

CASH AND CASH EQUIVALENTS - end of period	$228,371	$298,032	$228,371

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$-	$-	$15,422

Noncash Transactions:

Stock issued for deferred compensation	$36,000	$354,267	$3,629,500
Stock forfeited for deferred compensation	$-	$210,550	$742,500
Stock issued for mine acquisition	$112,500	$127,500	$1,227,500
Stock issued for accounts payable	$17,000	$-	$25,000
Stock issued in exchange for accrued bonuses	$84,563	$-	$84,563
Shares cancelled for receivable settlement	$77,917	$-	$77,917

Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND BUSINESS

Global Gold Corporation (the “Company” or “Global Gold”) is currently in the development stage. It is engaged in exploration for, and development and mining of, gold, uranium, and other minerals in Armenia, Canada and Chile. The Company's headquarters are located in Greenwich, CT and its subsidiaries maintain offices and staff in Yerevan, Armenia, Santiago, Chile and Toronto, Canada. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage of mineral exploration and mining on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

In Armenia, the Company’s focus is primarily on the exploration, development and production of gold at the Tukhmanuk property in the North Central Armenian Belt.  The Company is also focused on the exploration and development of the Marjan and an expanded Marjan North property.  In addition, the Company is exploring and developing other sites in Armenia including the Company’s Getik property.  The Company also holds royalty and participation rights in other locations in the country through affiliates and subsidiaries.

In Chile, the Company’s focus is primarily on the exploration, development and production of gold at the Madre de Dios and Puero properties in south central Chile, near Valdivia.  The Company is also engaged in identifying exploration and production opportunities at other locations in Chile.

In Canada, the Company has engaged in uranium exploration activities in the provinces of Newfoundland and Labrador, but is phasing out this activity, retaining a royalty interest in the Cochrane Pond property in Newfoundland.

The Company also assesses exploration and production opportunities in other countries.

The subsidiaries of which the Company operates are as follows:

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

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, Global Gold Mining acquired the remaining 20% interest in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of 100% of Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada. Global Gold Uranium was qualified to do business in the Canadian Province of Newfoundland and Labrador.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumes a 51% interest in the placer and hard rock gold Madre de Dios and Puero properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia”).

The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2008.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis for Presentation - The consolidated financial statements at December 31, 2008 and 2007, and for the years then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a development stage enterprise, has generated revenues of $56,044 (other than interest income, the proceeds from the sale of an interest in an Armenian mining venture with Iberian Resources Ltd., and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $29,400,000. Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2008 and 2007 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

e. Inventory - Inventory consists of the following at December 31, 2008 and 2007:

	2008	2007
Ore	$796,235	$522,873
Concentrate	98,311	-
Materials, supplies and other	163,287	79,539
Total Inventory	$1,057,833	$602,412

Ore inventory consists of unprocessed ore at the Tukhmanuk mining site in Armenia. The concentrate and unprocessed ore are stated at the lower of cost or market.

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

i. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at December 31, 2008 and 2007 was 6,352,500 and 4,497,916, respectively.

j. Stock Based Compensation - The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.  The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

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

For the years ended December 31, 2008 and 2007, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2008 and 2007 was $1,031,919 and $1,467,946, respectively. The expense for stock-based compensation is a non-cash expense item.

k. Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2008 and 2007.

	Year Ending December 31,
	2008	2007

Net loss	$(8,953,113)	$(9,716,880)
Unrealized gain arising
during year	$56,704	$2,194,161
Comprehensive loss	$(8,896,409)	$(7,522,719)

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

r. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At December 31, 2008 and 2007, amortization expense totaled $491,298 and $380,133, respectively.  Amortization expense over the next five years will be:

Year	Amount
2009	$464,632
2010	$464,632
2011	$464,632
2012	$464,632
2013	$464,632
thereafter	$1,137,610

s. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $60,000 as December 31, 2008 which it needs to pay towards it environmental costs.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

t. Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.    The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  In 2008 and 2007, the Company recognized $14,211 and $25,449, respectively, of royalty income from a 2.5% NSR royalty from Tamaya Resources Limited’s Lichkvadz-Tei and Terterasar properties in Armenia.

u. New Accounting Standards:

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

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

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b)  The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c)  Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

In June 2008, the FASB ratified Emerging Issues Task Force Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  Warrants that a company issues that contain a strike price adjustment feature, upon the adoption of EITF 07-5, are no longer being considered indexed to the company’s own stock. Accordingly, adoption of EITF 07-5 will change the current classification (from equity to liability) and the related accounting for such warrants outstanding at that date. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of EITF 07-5 will have on its financial statement presentation and disclosures.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. The adoption of FSP FAS 140-4 and FIN 46(R)-8 did not have an impact on its consolidated financial position and results of operations.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2008 and 2007.

	2008	2007
Property, plant and equipment	$4,393,622	$3,690,571
Less accumulated depreciation	(1,591,207)	(854,453)
	$2,802,415	$2,836,118

The Company had depreciation expense for the year ended December 31, 2008 and 2007 of $730,193 and $515,171, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2008 and 2007, the accounts payable and accrued expenses consisted of the following:

	2008	2007

Drilling work payable	$292,417	$1,070,459
Accounts payable	1,501,178	285,468
Accrued expenses	60,039	231,286
	$1,853,634	$1,587,213

5. DEPOSIT PAYABLE

On August 28, 2008, the Company received an advance of $150,000 from one of the Madre Gold, LLC members on the anticipated signing of the July 31, 2008 Agreement, as further described in the Agreements section below.   As of September 16, 2008, the agreement was terminated due to non performance of one of the closing obligations by one of the parties.  As partial compensation for the non-performing party’s breach of contract, the Company has retained this deposit as of the date of this filing.

6.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit is for $656,631.  As of December 31, 2008, the Company had used $655,291 of which $368,347 is payable in 2009 and $284,712 is payable in 2010.  The credit accrues interest at approximately 15% per year.  The balance owed at December 31, 2008 was $676,042 which includes accrued interest of $20,751.

7. SEGMENT REPORTING BY GEOGRAPHIC AREA

The Company has sold its products to various customers primarily in former Soviet Union, but as of March 24, 2009 the Company entered into an agreement to sell the output of gold and silver concentrates from the Tukhmanuk mine to a Swiss based company.  The Company performs ongoing credit evaluations on its customers and generally does not require collateral.  The Company operates in a single industry segment, production of gold and other precious metals including royalties from other non-affiliated companies production of gold and other precious metals.

For the fiscal years end December 31, 2008 and 2007, all of the Company’s revenue was $14,211 and $35,848, respectively, which was all derived from Armenia.

The following summarizes identifiable assets by geographic area:
	Year Ending December 31,
	2008	2007

Armenia	$5,896,980	$6,703,566
Chile	1,991,088	2,205,715
Canada	40,882	368,382
United States	287,449	338,482
	$8,216,399	$9,616,145

The following summarizes operating losses before provision for income tax:

	Year Ending December 31,
	2008	2007

Armenia	$5,118,742	$4,862,395
Chile	865,482	142,058
Canada	405,085	702,426
United States	2,563,804	4,010,001
	$8,953,113	$9,716,880

8. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia. As of December 31, 2008, bank deposits in the United States did not exceed federally insured limits.  At December 31, 2008, the Company had approximately $10,000 in Armenian bank deposits and $27,000 in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2008.

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

On January 1, 2007, the Company entered into an employment agreement with Hrayr Agnerian, designating him as the Company's Senior Vice President for Exploration and Development.  The employment agreement provides that Mr. Agnerian will receive an annual base salary of $62,500, and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. Mr. Agnerian resigned from the Board of Directors effective December 31, 2006. The employment agreement is for an initial term of two years, terminating on December 31, 2008. Pursuant to employment agreement, Mr. Agnerian was also granted (i) Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of the common stock of Global Gold Corporation pursuant to the terms of the Restricted Stock Award to vest in four equal installments of 20,834 shares every six months, commencing on June 1, 2007 and (ii) options to acquire Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of common stock of Company at the rate of 41,667 per year from January 1, 2007 through January 1, 2008 (totaling 83,334) at $0.88 per share (the arithmetic mean of the high and low prices of the Company's stock on December 29, 2006), to vest in two equal installments of 41,667 shares each on January 1, 2007 and January 1, 2008. On June 15, 2007, the Company entered into an representing a 140% increase over his previous salary effective June 1, 2007 and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The amended Employment Agreement terminates on December 31, 2008. Pursuant to the revised agreement, Mr. Agnerian was also granted an additional (i) 116,666 shares of restricted stock to vest in three equal installments of 38,889 shares each on December 31, 2007, June 30, 2008 and December 31, 2008 and (ii) 116,666 stock options to purchase Common Stock at $0.83 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2007), to vest in equal installments of 58,333 shares each on December 31, 2007, and December 31, 2008. The restricted stock and options previously awarded to Mr. Agnerian will continue to vest pursuant to his original Employment Agreement. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.  On December 31, 2008, Mr. Agnerian’s contract was terminated.

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

On December 14, 2007, the Company also declared stock bonuses to 8 key employees in Armenia for a total of 27,000 shares of common stock at $0.55 per share for a total value of $14,850 which vest over 2 years. The shares were issued on February 11, 2008.  As of December 31, 2007, the $14,850 was included in unearned compensation and in accounts payable and accrued expenses.

On April 8, 2008, the Company issued as directors fees to each of the five directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 Common Stock of the Company each at $0.45 per share, vesting on October 8, 2008. The option grants were made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

On August 1, 2008, pursuant to his employment agreement, Mr. Caesar’s agreement was automatically extended for an additional year though July 31, 2009.  On December 10, 2008, Mr. Caesar was granted 20,000 shares of restricted stock to vest in equal installments of 10,000 shares each on January 31, 2009, and July 31, 2009. The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.

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

On December 31, 2008, pursuant to his employment agreement, Mr. Gallagher’s agreement was automatically extended for an additional year through December 31, 2009 under the same terms.

Compensation expense for the years ended December 31, 2008 and 2007 was $2,927,192 and $2,897,118. The amount of total deferred compensation amortized for the years ended December 31, 2008 and 2007 was $717,994 and $986,500.

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2008.

Year	Amount

2009	$570,388
Thereafter	-

During the year ended December 31, 2007, the Company paid New-Sense Geophysics Limited a total of $440,997 for airborne magnometry work performed on its Cochrane Pond property.  New-Sense Geophysics Limited is owned and operated by the Company's Vice President, Dr. Ted Urquhart.

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promises to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague will have the right at any time to convert the terms of all or a portion of the Loan to the terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague on the anticipated signing of the July 31, 2008 Agreement.  On September 23, 2008, after the termination of the July 31, 2008 Agreement, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family.  At December 31, 2008 accrued interest was $166,257.

10. INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2008, the Company had net deferred tax assets of $10,876,000. The Company has provided a valuation allowance, which increased during 2008 by $3,574,000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2008.

Deferred tax assets:
Net operating loss carryforward	$10,481,000
Stock option expense	395,000

Net deferred tax asset	10,876,000
Valuation allowance	(10,876,000)
$-

The provision for income taxes for year ended December 31, 2008 and 2007 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

	2008	2007

Income tax benefit computed at statutory rate	$3,133,000	$3,401,000
State tax benefit (net of federal)	448,000	486,000
Permanent differences (book stock comp versus
tax stock comp)	(7,000)	(50,000)
Increase in valuation allowance	(3,574,000)	(3,837,000)
Provision for income taxes	$-	$-

The Company had net operating loss carry forwards for tax purposes of approximately $25,500,000 at December 31, 2008 expiring at various dates from 2013 to 2028. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

11. COMMON STOCK

On August 1, 2005, Global Gold Mining entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which is the licensee for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets.  On August 2, 2006, Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of Mego-Gold, LLC, in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, Global Gold Mining loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable (“Note”) to Global Gold Mining, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, had the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder. On September 16, 2007, the contingency period expired without exercise, extension or amendment. The Company has accounted for this by booking the 500,000 shares, at the fair market value of $1,000,000, into Additional Paid-In Capital.  The Company also booked the $200,000 secured loan into Note Receivable and accrued interest, from inception of Note as per the terms of the Note above, into Additional Paid-In Capital.  On February 12, 2008 the Company exercised its option and converted the Note and accrued interest into one hundred fifty two thousand seven hundred seventy eight shares (152,778), which were then cancelled.  As a result, the Company recorded bad debt expense of $151,250 for the difference in the value of the stock and the amount owed to the Company.

On January 11, 2007, the Company granted 50,000 shares of restricted Common Stock to Harry Gilmore as an initial director's fee at the fair market value of $.86 per share.

In December 2008, the Company sold 4,750,000 units at $0.10 per share in a private placement. The units included 4,750,000 common shares and 4,750,000 warrants exercisable at $0.15 per share and expire on or before December 9, 2013.

12. WARRANTS AND OPTIONS

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

On December 31, 2008, Warrants, that were previously extended through December 31, 2008, expired.

The Company estimates the fair value of stock options using a Black-Scholes valuation model and the following assumption terms: 1-3 years; interest rate: 5.0% to 5.7%; volatility: 100 - 160%. The expense is recorded in the Consolidated Statements of Operations.

The fair value of options granted at December 31, 2008 and 2007 was $100,000 and $157,167, respectively.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2008 and December 31, 2007, respectively.

	WARRANTS		OPTIONS		STOCK AWARDS

	Shares	Weighted	Shares	Weighted	Restricted	Weighted
	Underlying	Average	Underlying	Average	Stock	Average
	Warrants	Exercise Price	Warrants	Exercise Price	Awards	Market Price

Outstanding at December 31, 2006	6,466,666	$1.82	662,500	$0.95	5,137,168	$0.70
Granted	-	-	865,000	0.85	420,000	0.84
Canceled	(3,000,000)	1.42	(100,000)	1.25	(172,500)	1.22
Exercised	-	-	(150,000)	0.11	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2007	3,466,666	$2.00	1,277,500	$0.93	5,384,668	$0.69
Granted	4,750,000	0.15	500,000	0.45	220,000	0.16
Canceled	(3,466,666)	2.00	(100,000)	1.25	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2008	4,750,000	$0.15	1,677,500	$0.90	5,604,668	$0.67

Vested shares and fair value	4,750,000	$0.15	1,602,500	$0.90	5,282,668	$0.63

Total intrinsic value	-	-	-	-	-	-

In the twelve months ended December 31, 2008 and 2007, there were no options exercised.  The following is additional information with respect to the Company's options and warrants as of December 31, 2008.

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Warrants	Life	Price	Warrants	Price

$ 0.15	4,750,000	4.94 years	$ 0.15	4,750,000	$ 0.15

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Options	Life	Price	Options	Price

$ 0.90	1,677,500	8.29 years	$ 0.90	1,602,500	$ 0.90

13. AGREEMENTS AND COMMITMENTS

a. On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock a the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit). In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties.  With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007. The Company has not issued the initial 20,000 shares of Common Stock of the Company.

b. On April 12, 2007, Global Gold Uranium entered into an agreement to acquire an option for the Cochrane Pond license area ("the Agreement") with Commander Resources Ltd. ("Commander") and Bayswater Uranium Corp. ("Bayswater"). The Cochrane Pond property consists of 2,600 claims within 61,000 hectares (approximately 150,708 acres).  The Agreement is subject to board approval and the conclusion of an option agreement. The relevant boards subsequently approved. Major terms include the following. Global Gold Uranium may earn a 51% equity interest over a period of four years in Cochrane Pond Property by completing; Cash payments of US $700,000 over four year period; Share issuance of 350,000 shares of Global Gold Corporation (50 % each to Commander and Bayswater) over a four year period; Property expenditures over four year period of C$3.5 million.

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

c. On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Puero properties.  The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia”).

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 6 months as well as a mutually agreed exploration program to establish proven reserves, if that is successful, two additional plants/operations will be financed; from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian National Instrument 43-101 (“NI 43-101”) standards in 5 years.  The definitions of proven and probable reserves in NI 43-101 reports differ from the definitions in SEC Industry Guide 7.  Also, the SEC does not recognize the terms “measured resources and indicated resources” or “inferred resources” which are used in NI 43-101 reports

d. On September 5, 2007, the Company entered into a confidential agreement which was made public on October 29, 2007, with members of the Quijano family by which the Company has the option to earn a 51% interest in the Estrella del Sur Gold-Platinum project on Ipun Island and another Gold-Platinum property on Chiloe Island.

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

e. On October 3, 2008, the Company entered into an agreement to sell all of the Company’s interest in its Chiloe and Ipun island properties in Chile, held by a Joint Venture with the Quijano family, to the Quijano family.  The Company will retain its Joint Venture with the Quijano family with the remainder of the Joint Venture’s Chile properties.  The agreement was to be concluded by October 15, 2008 and the properties transferred to the purchaser by November 1, 2008.  This transaction is currently being registered by the Chilean authorities.

The consideration for the sale of the Chiloe and Ipun island properties include the following to Global Gold or its designee: (a) $200,000 USD, fifty percent of which will be paid at the closing and the other fifty percent to be paid within sixty days; (b) certain second hand equipment and parts used for mining which are currently on or around the territory of the Global Gold Valdivia joint venture to be specified in the mutually agreed transfer documents, including a Caterpillar 966 wheel loader, a Warner Swasey excavator, and a Caterpillar 290 kva generator; (c) certain land rights, buildings and improvements which are currently on or around the territory of the Global Gold Valdivia joint venture,  generally described as an approximately five hectare  property, known as Lote Nº11, situated in Pureo, where Amparo and Pureo mining properties are located, and approximately ten hectares including two properties with their buildings, situated in the area where the mining property Guadalupe 61-120 is located, all as  to be specified in the mutually agreed transfer documents; and (d) a first priority right of payment from the profits of the Global Gold Valdivia joint venture company of $200,000 USD.

f. On October 17, 2008, the Company through Global Gold Uranium entered into an agreement (the "Royalty Agreement") with Commander Resources Ltd. (“Commander”) and Bayswater Uranium Corporation (“Bayswater”) ” pertaining to the Cochrane Pond Property (the “Property”) located in southern Newfoundland that is owned 50% by Commander and 50% by Bayswater through a joint venture (the “CPJV”). The Company originally entered into an agreement acquiring an option (the “Option Agreement”) on the Property with Commander and Bayswater on April 12, 2007.  The Royalty Agreement grants Global Gold a royalty in the Property and terminates Global Gold’s pre-existing rights and obligations associated with Property.

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

In consideration for the royalty, Global Gold shall pay a total of $50,000 cash, $25,000 cash each to Commander and Bayswater, on or before November 14, 2008.  The Company paid $25,000 cash each to Commander and Bayswater on November 11, 2008.

g. The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less then one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.   Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.

14. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently pending for 2009.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

15. SUBSEQUENT EVENTS (Unaudited)

a. On March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Companies Tukhmanuk facility at 85% of LBMA less certain treatment and refining charges.  The Company is preparing its first two shipments of 60 tonnes each of concentrate for delivery.