Form 10-Q
period 2009-03-31
GLOBAL GOLD CORP
filed 2009-05-19
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

As of May 19, 2009 there were 39,520,356 shares of the issuer's Common Stock outstanding.

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

Non-accelerated filer         [ ] (Do not check if smaller reporting company)                                              Smaller reporting company [X]

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2009 and
	as of December 31, 2008 (Audited)	3

	Consolidated Statements of Operations for the three months ended
	March 31, 2009 and March 31, 2008 and for the development stage
	period from January 1, 1995 (inception) through March 31, 2009	4

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2009 and March 31, 2008 and for the development stage
	period from January 1, 1995 (inception) through March 31, 2009	5

	Notes to Consolidated Financial Statements (Unaudited)	6-18

Item 2.	Management's Discussion and Analysis or Plan of Operation	19-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4T.	Controls and Procedures	20

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$31,805	$228,371
Inventories	1,041,743	1,057,833
Tax refunds receivable	163,072	178,909
Prepaid expenses	5,280	8,459
Other current assets	64,602	39,141
TOTAL CURRENT ASSETS	1,306,502	1,512,713

LICENSES, net of accumulated amortization of $1,528,498 and $1,412,340, respectively	3,344,603	3,460,761
DEPOSITS ON CONTRACTS AND EQUIPMENT	390,883	440,510
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,539,387 and $1,591,207, respectively	2,275,993	2,802,415

	$7,317,981	$8,216,399

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,204,990	$1,853,634
Deposit payable	150,000	150,000
Secured line of credit - short term portion	414,667	389,099
Current portion of note payable to Director	1,494,692	970,890
TOTAL CURRENT LIABILITIES	4,264,349	3,363,623

SECURED LINE OF CREDIT - LONG TERM PORTION	171,039	286,943
NOTE PAYABLE TO DIRECTOR	2,187,599	2,625,000

TOTAL LIABILITIES	6,622,987	6,275,566

STOCKHOLDERS' EQUITY
Common stock $0.001 par, 100,000,000 shares authorized;
39,187,023 shares issued and outstanding	39,187	39,187
Additional paid-in-capital	31,091,232	30,982,350
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(30,710,516)	(29,480,246)
Accumulated other comprehensive income	3,182,739	3,307,190

TOTAL STOCKHOLDERS' EQUITY	694,994	1,940,833

	$7,317,981	$8,216,399

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount
			from
	January 1, 2009	January 1, 2008	January 1, 1995
	through	through	through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$56,044

EXPENSES:
General and administrative	560,040	982,686	18,078,827
Mine exploration costs	260,122	132,285	13,468,835
Amortization and depreciation	290,478	298,496	3,196,154
Write-off on investment	-	-	135,723
Gain on sale of investment	-	-	(2,779,778)
Gain from investment in joint ventures	-	-	(2,373,701)
Interest expense	119,629	5,534	580,637
Bad debt expense	-	-	151,250
Loss on foreign exchange	-	-	70,971
Gain on extinguishment of debt	-	-	(29,343)
Interest income	-	(2,564)	(357,238)

TOTAL EXPENSES	1,230,269	1,416,438	30,142,338

Loss from Continuing Operations	(1,230,269)	(1,416,438)	(30,086,294)

Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss Applicable to Common Shareholders	(1,230,269)	(1,416,438)	(30,710,515)

Foreign currency translation adjustment	(5,915)	(125,442)	2,695,695
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	$(1,236,184)	$(1,541,880)	$(27,661,345)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.03)	$(0.04)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	39,187,023	33,866,585

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	January 1, 2009	January 1, 2008	January 1, 1995
	through	through	through
	March 31, 2009	March 31, 2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,230,269)	$(1,416,438)	$(30,710,515)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	102,053	228,776	3,599,841
Stock option expense	6,829	47,481	994,094
Amortization expense	116,158	125,039	1,754,182
Depreciation expense	174,320	173,457	1,667,880
Accrual of stock bonuses	-	-	56,613
Write-off of investment	-	-	135,723
Loss on disposal of discontinued operations	-	-	237,808
Equity in loss on joint venture	-	-	12,000
Gain on extinguishment of debt	-	-	(139,766)
Gain on sale of investments (non-cash portion)	-	-	(2,470,606)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	2,979	155,567
Changes in assets and liabilities:
Other current and non current assets	38,272	18,872	(1,210,751)
Accounts payable and accrued expenses	351,356	182,866	2,712,608

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(441,281)	(636,967)	(23,054,073)

INVESTING ACTIVITIES:
Purchase of property, plan and equipment	(2,801)	(49,953)	(4,023,371)
Proceeds from sale of Armenia mining interest	-	-	1,891,155
Proceeds from sale of Tamaya Common Stock - basis not in income	-	-	2,497,600
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	(2,801)	(49,953)	(5,403,950)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Secured line of credit	-	-	676,042
Due to related parties	86,731	540,000	3,660,404
Warrants exercised	-	-	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	86,731	540,000	24,788,800

EFFECT OF EXCHANGE RATE ON CASH	160,785	(40,309)	3,689,675

NET (DECREASE) INCREASE IN CASH	(196,566)	(187,230)	20,453

CASH AND CASH EQUIVALENTS - beginning of period	228,371	298,032	11,352

CASH AND CASH EQUIVALENTS - end of period	$31,805	$110,802	$31,805

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$32,898	$-	$48,320

Noncash Transactions:

Stock issued for deferred compensation	$-	$-	$3,629,500
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for accrued bonuses	$-	$84,563	$84,563
Stock issued for accounts payable	$-	$-	$25,000
Shares cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2009

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through March 31, 2009.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2008 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2009. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at March 31, 2009, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $56,044 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring losses in excess of $30 million. On December 19, 2006, Global Gold Mining LLC restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; a 20% participation right in any other projects undertaken by Iberian, or its successors, outside the 20 kilometer zone; and five million shares of Iberian Resources Limited's common stock.  Iberian Resources Limited subsequently merged into Tamaya Resources Limited and the five million Iberian shares were converted into twenty million shares of Tamaya Resources Limited.  Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Canada or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying  consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at March 31, 2009 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Global Gold is currently in the development stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. The Company's headquarters are located in Greenwich, CT and its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile.  The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to its re-entry into the development stage of mineral exploration and mining on January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

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

Inventories - Inventories consists of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

Ore	$796,235	$796,235
Concentrate	117,969	98,311
Materials, supplies and other	127,539	163,287

Total Inventory	$1,041,743	$1,057,833

Ore inventories consist of unprocessed ore at the Tukhmanuk mining site in Armenia. The unprocessed ore and concentrate are stated at the lower of cost or market.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at March 31, 2009 and March 31, 2008 was 6,227,500 and 4,479,583, respectively.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Company uses the following assumptions terms: 1-3 year; interest rate: 5.0% to 5.7%; volatility 100 – 160%.

For the three months ended March 31, 2009 and 2008, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $108,882 and $276,257, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the three months ended March 31, 2009 and 2008.

	Three Months Ending March 31,
	2009	2008

Net loss	$(1,230,269)	$(1,416,438)
Unrealized loss arising
during year	$(5,915)	$(125,442)

Comprehensive loss	$(1,236,184)	$(1,541,880)

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At March 31, 2008 and 2007, amortization expense totaled $116,158 and $125,039.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.  The Company has accrued approximately $60,000 as of March 31, 2009 but none as March 31, 2008 which it needs to pay towards its environmental costs.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement. The Company also possesses Net Smelter Return ("NSR") royalty from non-affiliated companies. As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.   The Company did not recognize any royalty income for the three months ended March 31, 2009 and 2008.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) . FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants . Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has adopted FSP APB 14-1 beginning January 1, 2009, and this standard must be applied on a retroactive basis. The Company is evaluating the impact the adoption of FSP APB 14-1 will have on its consolidated financial position and results of operations.

On June 16, 2008, the FASB issued final Staff Position (FSP) No. EITF 03-6-1, “ Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. The FSP determines that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of (FSP) No. EITF 03-6-1 as well as the impact of the adoption on its consolidated financial statements.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008

Property, plant and equipment	$3,815,380	$4,393,622
Less accumulated depreciation	(1,539,387)	(1,591,207)

	$2,275,993	$2,802,415

The Company had depreciation expense for the three months ended March 31, 2009 and 2008 of $174,320 and $173,457, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2008 and December 31, 2007, the accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2009	2008

Drilling work payable	$326,283	$292,417
Accounts payable	1,664,823	1,501,178
Accrued expenses	213,884	60,039

	$2,204,990	$1,853,634

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

6.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit is for $570,055.  As March 31, 2009, the Company had used $565,055 of which approximately $395,000 is payable in 2009 and approximately $175,000 is payable in 2010.  The credit accrues interest at approximately 15% per year.

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

For the three months ending March 31, 2009 and 2008, the Company did not earn any revenues.

The following summarizes identifiable assets by geographic area:

	March 31,	December 31,
	2009	2008

Armenia	$5,729,482	$5,896,980
Chile	1,482,446	1,991,088
Canada	40,882	40,882
United States	65,171	287,449

	$7,317,981	$8,216,399

The following summarizes operating losses before provision for income tax:

	Three Months Ending March 31,
	2009	2008

Armenia	$745,734	$643,385
Chile	41,579	119,079
United States	442,956	653,974

	$1,230,269	$1,416,438

8. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2009 and as of December 31, 2008.  As of March 31, 2009 and December 31, 2008, the Company had approximately $500 and $10,000, respectively, in Armenian bank deposits and $27,000 and $27,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2009 and as of the date of this filing.

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

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promises to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the Company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague will have the right at any time to convert the terms of all or a portion of the Loan to the terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague on the anticipated signing of the July 31, 2008 Agreement.  On September 23, 2008, after the termination of the July 31, 2008 Agreement, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family.  Accrued interest for the three months ended March 31, 2009 and 2008 was $86,301 and $5,534, respectively.

On April 8, 2008, the Company issued as directors fees to each of the five directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 shares of common stock of the Company each at $0.45 per share, vesting on October 8, 2008. The option grants were made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.

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

Compensation expense for the three months ended March 31, 2009 and 2008 was $456,250 and $493,750.  The amount of total deferred compensation amortized for the three months ended March 31, 2009 and 2008 was $102,053 and $228,776.

10. EQUITY TRANSACTIONS

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

On April 8, 2008, the board of directors of the Company approved an amendment executed March 31, 2008 to the agreement for mining properties on Ipun Island and Chiloe Island in Southern Chile.  The key terms of the amendment transfer the Chiloe and Ipun licenses to the existing Global Gold Valdivia company and require the Company to deliver 250,000 restricted shares of Common Stock of the Company on or before May 1, 2008, which shares were issued.  See the Agreements section below for an update on these properties.

In December 2008, the Company sold 4,750,000 units at $0.10 per share in a private placement. The units included 4,750,000 common shares and 4,750,000 warrants exercisable at $0.15 per share and expire on or before December 9, 2013.

11. AGREEMENTS

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

March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Tukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

12. LEGAL PROCEEDINGS

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

13. SUBSEQUENT EVENTS

Pursuant to two short term loan agreements dated April 14, 2009 for $32,000 and May 4, 2009 for $20,000 the Company borrowed a total of $52,000 from one of its directors, Nicholas J. Aynilian.  The terms of both agreements include an annual rate of 10% with repayment on the sooner of: (1) demand after June 6, 2009; or (2) from the proceeds of any financing the Company receives.  In addition, if the loans are not repaid by June 10, 2009, the lender will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.

On April 16, 2009 and April 27, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $3,000 and $1,000, respectively, to the Company which have not been repaid as of the date of this filing.

On April 18, 2009, the Company sold approximately 60 tonnes of gold and silver concentrate pursuant to its agreement with IM.  The amount due to the Company was $63,448 of which the Company received a pre-payment of $31,724 on April 20, 2009.

On May 13, 2009, pursuant to a loan agreement, the Company borrowed $550,000 from two of its directors Ian Hague ($500,000) and Nicholas J. Aynilian ($50,000). The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after June 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by June 10, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.

On May 18, 2009, the Company issued as directors fees to each of the five directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 shares of common stock of the Company each at $0.20 per share, vesting on November 18, 2009. The option grants were made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan and pursuant to the Board’s April 24, 2009 decision from which date the options were valued.

On May 18, 2009, pursuant to Courtney Fellowes employment agreement as the Company’s Vice President of Business Development and Investor Relations for the period of January 1, 2009 to December 31, 2009, Mrs. Fellowes was granted 100,000 shares of restricted common stock to vest in equal installments of 50,000 shares each on June 30, 2009, and December 31, 2009.  Mrs. Fellowes was also granted stock options to purchase 100,000 shares of common stock of the Company at $0.20 per share vesting on June 18, 2009.  The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.

On May 18, 2009, pursuant to Mr. Gallagher’s employment agreement extension, Mr. Gallagher was granted 33,333 shares of restricted common stock with 16,667 shares vesting on June 30, 2009, and 16,666 shares vesting on December 31, 2009.  Mr. Gallagher was also granted stock options to purchase 166,667 shares of common stock of the Company at $0.20 per share vesting on November 18, 2009.  The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.

On May 18, 2009, the Company issued Jan Dulman 200,000 shares of restricted common stock as a bonus under the terms of his employment agreement vesting on December 31, 2009.  The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND THREE MONTHS ENDED MARCH 31, 2008

During the three month period ended March 31, 2009, the Company's administrative and other expenses were $560,040 which represented a decrease of $422,646 from $982,686 in the same period last year. The expense decrease was primarily attributable to lower stock compensation expense of $126,723, option expense of $40,652, and legal expenses of $76,779.  During the three month period ended March 31, 2009, the Company's mine exploration costs were $260,122 which represented an increase of $127,837 from $132,285 in the same period last year.  The expense increase was primarily attributable to the increased activity at the Tukhmanuk property of $168,605 and decreased activity at the Getik Property of $61,227.   During the three month period ended March 31, 2009, the Company's amortization and depreciation expenses were $290,478 which represented a decrease of $8,018 from $298,496 in the same period last year. The expense decrease was primarily attributable to a decrease in amortization expense of $8,881.

LIQUIDITY AND CAPITAL RESOURCES

As March 31, 2009, the Company's total assets were $7,317,980, of which $31,805 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending March 31, 2010:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $796,235 and $117,969, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2009 and as of December 31, 2008.  As of March 31, 2009 and December 31, 2008, the Company had approximately $500 and $10,000, respectively, in Armenian bank deposits and $27,000 and $27,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2009 and as of the date of this filing.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  March 31, 2009 and as of December 31, 2008; Statements of Operations and Comprehensive Loss for the three months ended March 31, 2009 and March 31, 2008, and for the development stage period from January 1, 1995 through March 31, 2009, and Statements of Cash Flows for the three months March 31, 2009 and  March 31, 2008, and for the development stage period from January 1, 1995 through March 31, 2009 and the Exhibits which are listed on the Exhibit Index.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restate Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Material Contract - Madre de Dios Mining Property Joint Venture and Options for Chiloe and Ipun Island Properties Agreement dated as of August 9, 2007. (3)

Exhibit 10.2	Material Contract - (Unofficial English Translation) Contractual Mining Company Agreement dated October 29, 2007. (4)

Exhibit 10.3	Amended Terms for Options on Chiloe and Ipun Island Properties dated March 31, 2008 and confirmed April 8, 2008 (5)

Exhibit 10.4	Chiloe and Ipun Island Properties Sale Agreement dated as of October 3, 2008. (6)

Exhibit 10.5	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (7)

Exhibit 10.6	Loan to Global Gold Corporation and Royalty dated September 23, 2008. (8)

Exhibit 10.7	Private Placement Agreement, dated December 31, 2008. (9)

Exhibit 10.8	Loan to Global Gold Corporation dated May 12, 2009.

Exhibit 10.9	Employment Agreement, dated as of May 18, 2009, by and between Global Gold Corporation and Courtney Fellowes.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to Exhibit 3.1 to the Company's annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

(2) Incorporated herein by reference to Exhibit 3.2 to the Company's annual report on Form 10-KSB for the year ended December 31, 2007 filed with the SEC on March 31, 2008.

(3) Incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on September 7, 2007.

(4) Incorporated herein by reference to Exhibit 10.4 to the Company's report on Form 8-K filed with the SEC on November 1, 2007.

(5) Incorporated herein by reference to Exhibit 10.5 to the Company's report on Form 8-K filed with the SEC on April 9, 2008.

(6) Incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on October 8, 2008.

(7) Incorporated herein by reference to Exhibit 10.3 to the Company's report on Form 8-K filed with the SEC on October 22, 2008.

(8) Incorporated herein by reference to Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the third quarter ended September 30, 2008, filed with the SEC on November 14, 2008.

(9) Incorporated herein by reference to Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: May 19, 2009	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer