Form 10-Q
period 2009-06-30
GLOBAL GOLD CORP
filed 2009-08-14
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of August 14, 2009 there were 41,152,856 shares of the issuer's Common Stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2009 and as of December 31, 2008 (Audited)	3

	Consolidated Statements of Operations for the three months and six months ended June 30, 2009 and June 30, 2008 and for the development stage period from January 1, 1995 (inception) through June 30, 2009	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and June 30, 2008 and for the development stage period from January 1, 1995 (inception) through June 30, 2009	5

	Notes to Consolidated Financial Statements (Unaudited)	6-20

Item 2.	Management's Discussion and Analysis or Plan of Operation	20-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24-25

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$87,345	$228,371
Inventories	988,192	1,057,833
Tax refunds receivable	176,809	178,909
Prepaid expenses	5,288	8,459
Accounts receivable	14,425	-
Other current assets	20,393	39,141
TOTAL CURRENT ASSETS	1,292,453	1,512,713

LICENSES, net of accumulated amortization of $1,613,610 and $1,412,340, respectively	3,217,912	3,460,761
DEPOSITS ON CONTRACTS AND EQUIPMENT	447,282	440,510
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,734,467 and $1,591,207, respectively	2,185,535	2,802,415

	$7,143,181	$8,216,399

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,514,672	$1,853,634
Deposit payable	150,000	150,000
Secured line of credit - short term portion	405,705	389,099
Current portion of note payable to Directors	2,634,631	970,890
TOTAL CURRENT LIABILITIES	5,705,008	3,363,623

SECURED LINE OF CREDIT - LONG TERM PORTION	99,602	286,943
NOTE PAYABLE TO DIRECTORS	1,750,000	2,625,000

TOTAL LIABILITIES	7,554,611	6,275,566

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock $0.001 par, 100,000,000 shares authorized; 39,520,356 and 39,187,023
at June 30, 2009 and December 31, 2008, respectively, shares issued and outstanding	39,520	39,187
Additional paid-in-capital	31,244,191	30,982,350
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(32,141,922)	(29,480,246)
Accumulated other comprehensive income	3,354,429	3,307,190

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(411,430)	1,940,833

	$7,143,181	$8,216,399

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative amount
					from
	Three Months Ended		Six Months Ended		January 1, 1995
	June 30,		June 30,		through
	2009	2008	2009	2008	June 30, 2009

REVENUES	$62,289	$12,074	$62,289	$12,074	$118,333

COST OF GOODS SOLD	31,834	-	31,834	-	31,834

NET SALES	30,455	12,074	30,455	12,074	86,499

EXPENSES:					`
General and administrative	638,250	1,044,274	1,198,290	2,026,960	18,717,077
Mine exploration costs	458,291	488,260	718,413	620,545	13,927,126
Amortization and depreciation	268,973	316,853	559,451	615,349	3,465,127
Write-off on investment	-	-	-	-	135,723
Gain on sale of investment	-	-	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	-	-	(2,373,701)
Interest expense	96,503	39,699	216,132	45,233	677,140
Bad debt expense	-	-	-	-	151,250
Loss/(Gain) on foreign exchange	-	-	-	-	70,971
Gain on extinguishment of debt	-	-	-	-	(29,343)
Interest income	-	-	(155)	(2,564)	(357,393)

TOTAL EXPENSES	1,462,016	1,889,086	2,692,130	3,305,523	31,604,199

Loss from Continuing Operations	(1,431,561)	(1,877,012)	(2,661,675)	(3,293,449)	(31,517,700)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss Applicable to Common Shareholders	(1,431,561)	(1,877,012)	(2,661,675)	(3,293,449)	(32,141,921)

Foreign currency translation adjustment	453	225,875	(5,462)	100,433	2,696,148
Unrealized gain on investments	-	-	-	-	353,475

Comprehensive Net Loss	$(1,431,108)	$(1,651,137)	$(2,667,137)	$(3,193,016)	$(29,092,298)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.04)	$(0.06)	$(0.07)	$(0.10)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	39,344,532	34,097,792	39,266,213	33,982,189

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative amount
			from
	January 1, 2009	January 1, 2008	January 1, 1995
	through	through	through
	June 30, 2009	June 30, 2008	June 30, 2009
OPERATING ACTIVITIES:
Net loss	$(2,661,675)	$(3,293,449)	$(32,141,921)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	210,116	457,552	3,707,904
Stock option expense	52,058	123,838	1,039,323
Amortization expense	242,849	259,186	1,880,873
Depreciation expense	316,602	356,163	1,810,162
Accrual of stock bonuses	-	-	56,613
Write-off of investment	-	-	135,723
Loss on disposal of discontinued operations	-	-	237,808
Equity in loss on joint venture	-	-	12,000
Gain on extinguishment of debt	-	-	(139,766)
Gain on sale of investments (non-cash portion)	-	-	(2,470,606)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	2,979	155,567
Changes in assets and liabilities:
Other current and non current assets	51,463	374,027	(1,197,560)
Accounts payable and accrued expenses	661,038	(198,091)	3,022,290

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,127,548)	(1,917,795)	(23,740,340)

INVESTING ACTIVITIES:
Purchase of property, plan and equipment	(2,861)	(642,566)	(4,023,431)
Proceeds from sale of Armenia mining interest	-	-	1,891,155
Proceeds from sale of Tamaya Common Stock - basis not in income		-	2,497,600
Proceeds from sale of investment in common stock of Sterlite Gold		-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	(9,000)	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	(2,861)	(651,566)	(5,404,010)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Secured line of credit	(74,062)	-	601,980
Due to related parties	788,740	2,340,000	4,362,413
Warrants exercised	-	-	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	714,678	2,340,000	25,416,747

EFFECT OF EXCHANGE RATE ON CASH	274,705	951	3,803,595

NET (DECREASE)INCREASE IN CASH	(141,026)	(228,410)	75,993

CASH AND CASH EQUIVALENTS - beginning of period	228,371	298,032	11,352

CASH AND CASH EQUIVALENTS - end of period	$87,345	$69,622	$87,345

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$32,898	$-	$48,320

Noncash Transactions:

Stock issued for deferred compensation	$66,667	$-	$3,696,167
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$112,500	$1,227,500
Stock issued for accrued bonuses	$-	$84,563	$84,563
Stock issued for accounts payable	$-	$-	$25,000
Shares cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

June 30, 2009

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through June 30, 2009.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2008 annual report on Form 10-K. The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2009. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at June 30, 2009, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $118,333 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring losses in excess of $32 million. On December 19, 2006, Global Gold Mining LLC restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; a 20% participation right in any other projects undertaken by Iberian, or its successors, outside the 20 kilometer zone; and five million shares of Iberian Resources Limited's common stock.  Iberian Resources Limited subsequently merged into Tamaya Resources Limited and the five million Iberian shares were converted into twenty million shares of Tamaya Resources Limited.  Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Canada or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at June 30, 2009 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments - Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of SFAS 157 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2009 and December 31, 2008 with the exception of the secured line of credit and the note payable to director.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2009 and December 31, 2008, the fair value short-term financial instruments, approximates book value due to their short-term duration.  It was not practicable to estimate the fair value of the long-term portion of the secured line of credit and notes payable to directors because quoted market prices do not exist and it was not practicable to make estimates through other means.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was effective for January 1, 2008. SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Inventories - Inventories consists of the following at June 30, 2009 and December 31, 2008:
	June 30,	December 31,
	2009	2008

Ore	$825,498	$796,235
Concentrate	48,545	98,311
Materials, supplies and other	114,149	163,287

Total Inventory	$988,192	$1,057,833

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at June 30, 2009 and June 30, 2008 was 6,327,500 and 4,479,583, respectively.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Company uses the following assumptions terms: 1-3 year; interest rate: 3.5% to 5.0%; volatility 100 – 380%.

For the six months ended June 30, 2009 and 2008, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2009 and 2008 was $262,174 and $581,389, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the six months ended June 30, 2009 and 2008.

	Six Months Ending June 30,

	2009	2008

Net loss	$(2,661,675)	$(3,293,449)
Unrealized gain (loss) arising during year	$(5,462)	$100,433

Comprehensive loss	$(2,667,137)	$(3,193,016)

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At June 30, 2009 and 2008, amortization expense totaled $242,849 and $259,186.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.  The Company has accrued approximately $60,000 as of June 30, 2009 but none as of June 30, 2008 which it needs to pay towards its environmental costs.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement. The Company also possesses Net Smelter Return ("NSR") royalty from non-affiliated companies. As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.   The Company recognized royalty income for the six months ended June 30, 2009 and 2008 of $0 and $12,074, respectively, from a 2.5% NSR royalty from Tamaya Resources Limited’s Lichkvadz-Tei and Terterasar properties in Armenia.  The Company had sales of gold and silver concentrate for the six months ended June 30, 2009 and 2008 of $62,289 and $0, respectively.

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

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements. In preparing these consolidated financial statements, the Company evaluated events that occurred through the date of this filing for potential recognition or disclosure.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008

Property, plant and equipment	$3,920,002	$4,393,622
Less accumulated depreciation	(1,734,467)	(1,591,207)

	$2,185,535	$2,802,415

The Company had depreciation expense for the six months ended June 30, 2009 and 2008 of $316,602 and $356,163, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2009 and December 31, 2008, the accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2009	2008

Drilling work payable	$333,269	$292,417
Accounts payable	2,139,627	1,501,178
Accrued expenses	41,776	60,039

	$2,514,672	$1,853,634

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

6.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The total credit available of $565,795 was used in its entirety.  As June 30, 2009, the Company still owed $505,307 of which approximately $248,000 is payable in 2009 and approximately $257,000 is payable in 2010.  The credit accrues interest at approximately 15% per year.

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

For the six months ending June 30, 2009 and 2008, the Company had revenues of $62,289 and $12,074, respectively, all from Armenia.

The following summarizes identifiable assets by geographic area:

	June 30,	December 31,
	2009	2008

Armenia	$5,569,320	$5,896,980
Chile	1,468,746	1,991,088
Canada	40,882	40,882
United States	64,233	287,449

	$7,143,181	$8,216,399

The following summarizes operating losses before provision for income tax:

	Six Months Ending June,

	2009	2008

Armenia	$1,495,835	$1,757,976
Chile	155,279	296,763
Canada *	-	(118,379)
United States	1,010,561	1,357,089

	$2,661,675	$3,293,449

(*) Canada includes a refund of Government fees paid in 2007 which were reimbursed in 2008 after completion of exploration work and filing of necessary reports.

8. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2009 and as of December 31, 2008.  As of June 30, 2009 and December 31, 2008, the Company had approximately $18,000 and $10,000, respectively, in Armenian bank deposits and $55,000 and $27,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2009 and as of the date of this filing.

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

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promises to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the Company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague will have the right at any time to convert the terms of all or a portion of the Loan to the terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague on the anticipated signing of the July 31, 2008 Agreement.  On September 23, 2008, after the termination of the July 31, 2008 Agreement, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family.  Accrued interest for the six months ended June 30, 2009 and 2008 was $270,411 and $45,233, respectively.

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

On December 31, 2008, pursuant to his employment agreement, Mr. Gallagher’s agreement was automatically extended for an additional year through December 31, 2009 under the same terms of an annual salary of $125,000, 33,333 shares of restricted common stock and stock options to purchase 166,667 of common stock of the Company.  On May 18, 2009, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted 33,333 shares of restricted common stock with 16,667 shares vesting on June 30, 2009, and 16,666 shares vesting on December 31, 2009.  Mr. Gallagher was also granted stock options to purchase 166,667 shares of common stock of the Company at $0.20 per share vesting on November 18, 2009.  The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.

Pursuant to two short term loan agreements dated April 14, 2009 for $32,000 and May 4, 2009 for $20,000 the Company borrowed a total of $52,000 from one of its directors, Nicholas J. Aynilian.  The terms of both agreements include an annual rate of 10% with repayment on the sooner of: (1) demand after June 6, 2009; or (2) from the proceeds of any financing the Company receives.  In addition, if the loans are not repaid by June 10, 2009, the lender will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  Accrued interest for the six months ended June 30, 2009 was $987.

On April 16, 2009 and April 27, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $3,000 and $1,000, respectively, to the Company which have not been repaid as of the date of this filing.

On May 13, 2009, pursuant to a loan agreement, the Company borrowed $550,000 from two of its directors Ian Hague ($500,000) and Nicholas J. Aynilian ($50,000). The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after June 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by June 10, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.  Accrued interest for the six months ended June 30, 2009 was $7,233.

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

On May 18, 2009, pursuant to Courtney Fellowes’ employment agreement as the Company’s Vice President of Business Development and Investor Relations for the period of January 1, 2009 to December 31, 2009, Mrs. Fellowes was granted 100,000 shares of restricted common stock to vest in equal installments of 50,000 shares each on June 30, 2009, and December 31, 2009.  Mrs. Fellowes was also granted stock options to purchase 100,000 shares of common stock of the Company at $0.20 per share vesting on June 18, 2009.  The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.

On May 18, 2009, the Company issued Jan Dulman 200,000 shares of restricted common stock as a retention payment under the terms of his employment agreement vesting on December 31, 2009.  The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company.

On June 19, 2009, the Company’s independent compensation committee and the board of directors authorized employment amendments and extensions to Messrs. Krikorian, Boghossian, Dulman, and Caesar under the same terms of their prior agreements, see Subsequent Events section below.

Compensation expense for the six months ended June 30, 2009 and 2008 was $949,695 and $1,108,445.  The amount of total deferred compensation amortized for the six months ended June 30, 2009 and 2008 was $262,174 and $581,390.

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

In May 2009, the Company issued 333,333 restricted shares of common stock to its employees in accordance with employment agreements and retention awards as described in Note 9 above.  The Company valued these grants based on the common stock fair market value at the date of the grant at $0.20 per share or $66,667 and amortizes it as part of general and administrative expense using a straight line method over the term of the vesting period.

11. AGREEMENTS

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock a the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit). In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties.  With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007. The Company has not issued the initial 20,000 shares of Common Stock of the Company, and is phasing out of these properties.

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

As of June 30, 2007, the Company has paid $200,000 and issued 150,000 shares of the Company's common stock, 75,000 shares each to Commander and Bayswater.  See below for agreement update on October 17, 2008 transaction.

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

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 6 months as well as a mutually agreed exploration program to establish proven reserves, if that is successful, two additional plants/operations will be financed; from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian National Instrument 43-101 (“NI 43-101”) standards in 5 years.  The definitions of proven and probable reserves in NI 43-101 reports differ from the definitions in SEC Industry Guide 7.  Also, the SEC does not recognize the terms “measured resources and indicated resources” or “inferred resources” which are used in NI 43-101 reports.  See Subsequent Events section below for an update of this property.

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

In consideration for the royalty, Global Gold agreed to pay a total of $50,000 cash, $25,000 cash each to Commander and Bayswater, on or before November 14, 2008.   The Company paid $25,000 cash each to Commander and Bayswater on November 11, 2008.

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

On April 6, 2009, the Company sold approximately 60 tonnes of gold and silver concentrate pursuant to its agreement with IM.  The concentrate was delivered on April 18, 2009.  The tentative amount due to the Company was $63,448 of which the Company received a pre-payment of $31,724 on April 20, 2009.  The Company received $16,140 on May 27, 2009 and $14,425 on July 7, 2009.  The final sales amount after charges and adjustments was $62,289.

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

The Company is aware that another company based in Hong Kong has recently began publicly trading shares in the U.S. with the name Globalgold Corp.  The Company’s counsel has sent the other company a cease and desist letter for using the similar name and request that it change its name.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

13. SUBSEQUENT EVENTS

On July 24, 2009, Global Gold Corporation (the "Company" or "Global Gold") entered into an amendment with members of the Quijano family (“Quijano”) to the October 29, 2007 Compania Minera Global Gold Valdivia S.C.M. joint venture (“GGV”) subject to final board approval on or before July 31, 2009 whereby GGV will become wholly owned by Global Gold and retain only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.  On July 28, 2009, the amendment was approved by the Company’s board of directors.

Key terms include that on or before August 15, 2009, GGV shall transfer to Quijano or his designee one hundred percent (100%) interest in the current GGV claims identified as the Madre De Dios Claims Block and shall transfer to Global Gold one hundred percent (100%) interest in the GGV, or its designee, and the remaining claims identified as the Pureo Claims Block.  Also, if GGV does not commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement within two years (subject to any time taken for permitting purposes), the property shall revert to Quijano.

Quijano shall be entitled a 3% NSR royalty interest in all metals produced from the properties retained in GGV up to a maximum of 27 million Euros, subject to Quijano’s initial repayment of $200,000 to Global Gold. For three years,  GGV or its designee shall have a right of first refusal on any bona fide offers for all or any part of the properties transferred to Quijano (to be exercised within five (5) days).  For three years, Quijano shall also have a right of first refusal on any bona fide offers for all or any part of the properties retained by GGV or its designee (to be exercised within twenty (20) days), all as described in Exhibit 10.10 below.

On July 23, 2009, the Company sold approximately 55 tonnes of gold and silver concentrate pursuant to its agreement with IM.  The concentrate was delivered on August 4, 2009.  The tentative amount due to the Company was $77,255 of which the Company received a partial payment of $65,664 on August 11, 2009.

On August 12, 2009, finalized employment agreement amendment and extensions under the same terms of their current contracts which were approved on June 19, 2009 by the Company’s independent compensation committee of the board of director’s to retain key employees, for Messrs. Krikorian, Boghossian, Dulman and Caesar.  Annual compensation terms were not increased.  Mr. Krikorian’s employment agreement was extended for an additional 3 year term from July 1, 2009 through June 30, 2012 with an annual salary of $225,000 and Mr. Krikorian was granted 1,050,000 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement, all as described in exhibit 10.10 below.  Mr. Boghossian’s employment agreement was extended for an additional 3 year term from July 1, 2009 through June 30, 2012 with an annual salary of $72,000 and Mr. Boghossian was granted 337,500 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement, all as described in exhibit 10.11 below.  Mr. Dulman’s employment agreement was extended for an additional 3 year term from August 1, 2009 through July 31, 2012 with an annual salary of $150,000 and Mr. Dulman was granted 225,000 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement.  Mr. Dulman was also granted stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement, all as described in exhibit 10.12 below.  Mr. Caesar’s employment agreement was extended for an additional year from August 1, 2009 through July 31, 2010 with an annual salary of $30,000 and Mr. Caesar was granted 20,000 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement, all as described in exhibit 10.13 below.  The option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.  The restricted stock is subject to a substantial risk of forfeiture upon termination of employment with the Company during the term of the Employment Agreements.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 AND SIX MONTHS ENDED JUNE 30, 2008

During the six month period ended June 30, 2009, the Company's administrative and other expenses were $1,198,290 which represented a decrease of $828,670 from $2,026,960 in the same period last year.  The expense decrease was primarily attributable to lower compensation expense of $158,750, stock compensation expense of $247,436, option expense of $71,780, and legal expenses of $67,614.  During the six month period ended June 30, 2009, the Company's mine exploration costs were $718,413 which represented an increase of $97,868 from $620,545 in the same period last year.  The expense increase was primarily attributable to the increased activity at the Tukhmanuk property of $404,535 and decreased activity at the Marjan Property of $243,768 and the Getik Property of $62,899.   During the six month period ended June 30, 2009, the Company's amortization and depreciation expenses were $559,451 which represented a decrease of $55,898 from $615,349 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $39,561 and in amortization expense of $16,337.

LIQUIDITY AND CAPITAL RESOURCES

As June 30, 2009, the Company's total assets were $7,143,181, of which $87,345 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending June 30, 2010:

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

(b) To generate revenue by production at an initial site selected, Guadalupe, in the Puero claim block in Chile through the Company’s Global Gold Valdivia company and conduct further development, exploration, and mining at other placer and hard rock sites;

(c) To complete the phase out of uranium exploration activities in the Canadian province of Newfoundland and Labrador, retaining a royalty interest in the Cochrane Pond property;

(d) To review and acquire additional mineral bearing properties; and

(e) Pursue additional financing through private placements, debt, joint ventures, mergers, and/or acquisitions.

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

The Company retains the right to participate up to 20% in any new projects undertaken by the Armenian company Sipan 1, LLC and successors to and affiliates of Iberian Resources Limited, which merged with Tamaya Resources Limited, in Armenia until August 15, 2015.  In addition, the Company has a 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties in a 20 kilometer radius of the town of Aigedzor in southern Armenia.  On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited.  However, as of December 31, 2008, Iberian Resources and Tamaya have filed for bankruptcy in Australia and the Company has taken action to protect its rights.  Subsequently, Sipan 1, LLC was sold to new owners, Terranova Overseas registered in the United Arab Emirates, who succeed to the original obligations.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $825,498 and $48,545, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2009 and as of December 31, 2008.  As of June 30, 2009 and December 31, 2008, the Company had approximately $18,000 and $10,000, respectively, in Armenian bank deposits and $55,000 and $27,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2009 and as of the date of this filing.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company is aware that another company based in Hong Kong has recently began publicly trading shares in the U.S. with the name Globalgold Corp.  The Company’s counsel has sent the other company a cease and desist letter for using the similar name and request that it change its name.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

At the annual shareholder meeting, on June 19, 2009, the following directors were re-elected: Messrs. Drury J. Gallagher, Van Z. Krikorian, Nicholas J. Aynilian, Ian C. Hague, and Harry Gilmore. Sherb & Co., LLP was also re-elected as the Company's outside auditor.

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  June 30, 2009 and as of December 31, 2008; Statements of Operations and Comprehensive Loss for the six months and three months ended June 30, 2009 and June 30, 2008, and for the development stage period from January 1, 1995 through June 30, 2009, and Statements of Cash Flows for the six months ended June 30, 2009 and  June 30, 2008, and for the development stage period from January 1, 1995 through June 30, 2009 and the Exhibits which are listed on the Exhibit Index .

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restate Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Material Contract - Madre de Dios Mining Property Joint Venture and Options for Chiloe and Ipun Island Properties Agreement dated as of August 9, 2007. (3)

Exhibit 10.2	Material Contract - (Unofficial English Translation) Contractual Mining Company Agreement dated October 29, 2007. (4)

Exhibit 10.3	Amended Terms for Options on Chiloe and Ipun Island Properties dated March 31, 2008 and confirmed April 8, 2008 (5)

Exhibit 10.4	Chiloe and Ipun Island Properties Sale Agreement dated as of October 3, 2008. (6)

Exhibit 10.5	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (7)

Exhibit 10.6	Loan to Global Gold Corporation and Royalty dated September 23, 2008. (8)

Exhibit 10.7	Private Placement Agreement, dated December 31, 2008. (9)

Exhibit 10.8	Loan to Global Gold Corporation dated May 12, 2009. (10)

Exhibit 10.9	Employment Agreement, dated as of May 18, 2009, by and between Global Gold Corporation and Courtney Fellowes. (11)

Exhibit 10.10	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian

Exhibit 10.11	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Mining, LLC and Ashot Boghossian

Exhibit 10.12	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman

Exhibit 10.13	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(10) Incorporated herein by reference to Exhibit 10.8 to the Company's quarterly report on Form 10-Q for the first quarter ended March 31, 2009, filed with the SEC on May 19, 2009.

(11) Incorporated herein by reference to Exhibit 10.9 to the Company's quarterly report on Form 10-Q for the first quarter ended March 31, 2009, filed with the SEC on May 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: August 14, 2009	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer