Form 10-Q
period 2009-09-30
GLOBAL GOLD CORP
filed 2009-11-19
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 19, 2009 there were 41,152,856 shares of the issuer's Common Stock outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if smaller reporting company)	Smaller reporting company	[X]

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2009 and
	as of December 31, 2008 (Audited)	3

	Consolidated Statements of Operations for the three months and nine months ended
	September 30, 2009 and September 30, 2008 and for the development stage
	period from January 1, 1995 (inception) through September 30, 2009	4

	Consolidated Statements of Cash Flows for the nine months ended
	September 30, 2009 and September 30, 2008 and for the development stage
	period from January 1, 1995 (inception) through September 30, 2009	5

	Notes to Consolidated Financial Statements (Unaudited)	6-20

Item 2.	Management's Discussion and Analysis or Plan of Operation	20-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21-22

Item 4T.	Controls and Procedures	22

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	22-23

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	24-25

SIGNATURES

CERTIFICATIONS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$42,547	$228,371
Inventories	992,107	1,057,833
Tax refunds receivable	87,191	178,909
Prepaid expenses	10,285	8,459
Accounts receivable	8,688	-
Other current assets	16,839	39,141
TOTAL CURRENT ASSETS	1,157,658	1,512,713

LICENSES, net of accumulated amortization of $1,781,880 and $1,412,340, respectively	3,091,221	3,460,761
DEPOSITS ON CONTRACTS AND EQUIPMENT	388,681	440,510
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,790,639 and $1,591,207, respectively	1,884,052	2,802,415

	$6,521,612	$8,216,399

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,864,067	$1,853,634
Deposit payable	150,000	150,000
Secured line of credit - short term portion	416,788	389,099
Current portion of note payable to Directors	3,246,065	970,890
TOTAL CURRENT LIABILITIES	6,676,920	3,363,623

SECURED LINE OF CREDIT - LONG TERM PORTION	56,250	286,943
NOTE PAYABLE TO DIRECTORS	1,312,500	2,625,000

TOTAL LIABILITIES	8,045,671	6,275,566

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock $0.001 par, 100,000,000 shares authorized; 41,152,856 and 39,187,023
at September 30, 2009 and December 31, 2008, respectively, shares issued and outstanding	41,153	39,187
Additional paid-in-capital	31,330,308	30,982,350
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(33,053,081)	(29,480,246)
Accumulated other comprehensive income	3,065,209	3,307,190

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,524,059)	1,940,833

	$6,521,612	$8,216,399

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Company)

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative amount
					from
	Three Months Ended		Nine Months Ended		January 1, 1995
	September 30,		September 30,		through
	2009	2008	2009	2008	September 30, 2009
REVENUES	$74,352	$-	$136,641	$12,074	$192,685

COST OF GOODS SOLD	31,978	-	63,812	-	63,812

NET SALES	42,374	-	72,829	12,074	128,873

EXPENSES:					`
General and administrative	476,135	562,815	1,674,425	2,589,774	19,193,212
Mine exploration costs	24,341	242,121	742,754	862,666	13,951,467
Amortization and depreciation	282,181	307,920	841,632	923,269	3,747,308
Write-off on investment	40,882	-	40,882	-	176,605
Gain on sale of investment	-	-	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	-	-	(2,373,701)
Interest expense	129,992	32,805	346,124	78,038	807,132
Bad debt expense	-	-	-	-	151,250
Loss/(Gain) on foreign exchange	-	-	-	-	70,971
Gain on extinguishment of debt	-	-	-	-	(29,343)
Interest income	-	-	(155)	(2,564)	(357,393)

TOTAL EXPENSES	953,532	1,145,661	3,645,663	4,451,183	32,557,732

Loss from Continuing Operations	(911,158)	(1,145,661)	(3,572,834)	(4,439,109)	(32,428,859)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss Applicable to Common Shareholders	(911,158)	(1,145,661)	(3,572,834)	(4,439,109)	(33,053,080)

Foreign currency translation adjustment	(9,911)	23,164	(15,373)	123,597	2,686,237
Unrealized gain on investments	-	-	-	-	353,475

Comprehensive Net Loss	$(921,069)	$(1,122,497)	$(3,588,207)	$(4,315,512)	$(30,013,368)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.02)	$(0.03)	$(0.09)	$(0.13)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	40,407,584	34,117,023	39,650,851	34,027,461

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(A Development Stage Enterprise)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	January 1, 2009	January 1, 2008	January 1, 1995
	through	through	through
	September 30, 2009	September 30, 2008	September 30, 2009
OPERATING ACTIVITIES:
Net loss	$(3,572,834)	$(4,439,110)	$(33,053,080)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	246,013	587,930	3,743,801
Stock option expense	103,911	202,819	1,091,176
Amortization expense	369,540	375,740	2,007,564
Depreciation expense	472,092	547,529	1,965,652
Accrual of stock bonuses	-	-	56,613
Write-off of investment	40,882	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Equity in loss on joint venture	-	-	12,000
Gain on extinguishment of debt	-	-	(139,766)
Gain on sale of investments (non-cash portion)	-	-	(2,470,606)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	2,979	155,567
Changes in assets and liabilities:
Other current and non current assets	180,178	(585,956)	(1,068,845)
Accounts payable and accrued expenses	1,010,433	(73,106)	3,371,685

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,149,783)	(3,381,175)	(23,762,575)

INVESTING ACTIVITIES:
Purchase of property, plan and equipment	(2,861)	(742,122)	(4,023,431)
Proceeds from sale of Armenia mining interest	-	-	1,891,155
Proceeds from sale of Tamaya Common Stock - basis not in income	-	-	2,497,600
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	(9,000)	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	(2,861)	(751,122)	(5,404,010)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Secured line of credit	(109,891)	340,884	566,151
Due to related parties	962,674	3,507,671	4,536,347
Warrants exercised	-	-	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	852,783	3,848,555	25,554,852

EFFECT OF EXCHANGE RATE ON CASH	114,037	118,743	3,642,928

NET (DECREASE)INCREASE IN CASH	(185,824)	(164,999)	31,195

CASH AND CASH EQUIVALENTS - beginning of period	228,371	298,032	11,352

CASH AND CASH EQUIVALENTS - end of period	$42,547	$133,033	$42,547

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$50,803	$-	$66,225

Noncash Transactions:

Stock issued for deferred compensation	$239,717	$-	$3,869,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$112,500	$1,227,500
Stock issued for accrued bonuses	$-	$84,563	$84,563
Stock issued for accounts payable	$-	$-	$25,000
Shares cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (A Development Stage Company)

Notes to Unaudited Consolidated Financial Statements

September 30, 2009

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through September 30, 2009.

The Company remains as a Development Stage Company but will continue to evaluate this status as revenues continue and become more significant.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2008 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 2009 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2009. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at September 30, 2009, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $192,685 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring losses in excess of $32 million. On December 19, 2006, Global Gold Mining LLC restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; a 20% participation right in any other projects undertaken by Iberian, or its successors, outside the 20 kilometer zone; and five million shares of Iberian Resources Limited's common stock.  Iberian Resources Limited subsequently merged into Tamaya Resources Limited and the five million Iberian shares were converted into twenty million shares of Tamaya Resources Limited.  Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Canada or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at September 30, 2009 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In Canada, the Company has engaged in uranium exploration activities in the provinces of Newfoundland and Labrador, but has phased out this activity, retaining a royalty interest in the Cochrane Pond property in Newfoundland.

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

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumes a 51% interest in the placer and hard rock gold Madre de Dios and Puero properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).  On August 14, 2009, the Company amended the above agreement whereby Global Gold Valdivia became wholly owned by the Company and retained only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.

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

Fair Value of Financial Instruments - Effective January 1, 2008, the Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on “Fair Value Measurements”, for assets and liabilities measured at fair value on a recurring basis.  This guidance establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements, establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of this guidance did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

The FASB defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, the FASB requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2009 and December 31, 2008 with the exception of the secured line of credit and the note payable to director.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2009 and December 31, 2008, the fair value short-term financial instruments, approximates book value due to their short-term duration.  It was not practicable to estimate the fair value of the long-term portion of the secured line of credit and notes payable to directors because quoted market prices do not exist and it was not practicable to make estimates through other means.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the FASB issued, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for January 1, 2008.  This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Inventories - Inventories consists of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Ore	$835,199	$796,235
Concentrate	22,774	98,311
Materials, supplies and other	134,134	163,287

Total Inventory	$992,107	$1,057,833

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at September 30, 2009 and September 30, 2008 was 6,327,500 and 4,570,833, respectively.

Stock Based Compensation - The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.  The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company expenses stock options and warrants in accordance with guidance issued by FASB, "Share-Based Payment".  Stock-based compensation represents the cost related to stock-based awards granted to employees and others. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model.  The expense is recorded in the Consolidated Statements of Operations.

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

For the nine months ended September 30, 2009 and 2008, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2009 and 2008 was $349,924 and $790,749, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted guidance issued by the FASB on "Reporting Comprehensive Income". Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the nine months ended September 30, 2009 and 2008.

	Nine Months Ending September 30,
	2009	2008
Net loss	$(3,572,834)	$(4,439,109)
Unrealized loss arising
during year	$(15,373)	$123,597

Comprehensive loss	$(3,588,207)	$(4,315,512)

Income Taxes - The Company accounts for income taxes in accordance with guidance issued by the FASB, "Accounting for Income Taxes." The Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates that will be in effect when these differences reverse.

Acquisition, Exploration and Development Costs - Mineral property acquisition, exploration and related costs are capitalized. Additionally, mine development costs incurred either to develop new ore deposits and constructing new facilities are capitalized until operations commence.  All such capitalized costs are amortized using a straight-line basis on a range from 1-10 years, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of an ore body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs of properties owned by the Company, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with guidance issued by the FASB, "Accounting for Impairment or Disposal of Long-Lived Assets."

Foreign Currency Translation - The assets and liabilities of non-U.S. subsidiaries are translated into U.S. Dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of stockholders' equity.

Principles of Consolidation – The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include its accounts, its wholly owned subsidiaries' accounts and a proportionate share of the accounts of the joint ventures in which it participates. All significant inter-company balances and transactions have been eliminated in consolidation.

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

As of September 30, 2009, the Company wrote-off an investment on $40,882 for licenses in Canada that it has allowed to lapse.

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license determined at acquisition according to the initial minimal license term.  At September 30, 2009 and 2008, amortization expense totaled $369,540 and $375,740.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations.  The Company has accrued approximately $60,000 as of September 30, 2009 but none as of September 30, 2008 which it needs to pay towards its environmental costs.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the Company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement. The Company also possesses Net Smelter Return ("NSR") royalty from non-affiliated companies. As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.   The Company recognized royalty income for the nine months ended September 30, 2009 and 2008 of $0 and $12,074, respectively, from a 2.5% NSR royalty from Tamaya Resources Limited’s Lichkvadz-Tei and Terterasar properties in Armenia.  The Company had sales of gold and silver concentrate for the nine months ended September 30, 2009 and 2008 of $136,641 and $0, respectively.

New Accounting Standards:

In May 2009, the FASB issued authoritative guidance, which establishes the accounting for and disclosures of subsequent events. The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements.  In preparing these consolidated financial statements, the Company evaluated events that occurred through the date of this filing for potential recognition or disclosure.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
Property, plant and equipment	$3,674,691	$4,393,622
Less accumulated depreciation	(1,790,639)	(1,591,207)

	$1,884,052	$2,802,415

The Company had depreciation expense for the nine months ended September 30, 2009 and 2008 of $472,092 and $547,529, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2009 and December 31, 2008, the accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2009	2008
Drilling work payable	$312,265	$292,417
Accounts payable	2,450,026	1,501,178
Accrued expenses	101,776	60,039

	$2,864,067	$1,853,634

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

6.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The total credit available of $565,795 was used in its entirety.  As of September 30, 2009, the Company still owed $473,038 of which approximately $98,000 is payable in 2009 and approximately $375,000 is payable in 2010.  The credit accrues interest at approximately 15% per year.

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

For the nine months ending September 30, 2009 and 2008, the Company had revenues of $136,641 and $12,074, respectively, all from Armenia.

The following summarizes identifiable assets by geographic area:

Assets table:
	September 30,	December 31,
	2009	2008
Armenia	$5,070,500	$5,896,980
Chile	1,401,403	1,991,088
Canada	-	40,882
United States	49,709	287,449

	$6,521,612	$8,216,399

The following summarizes operating losses before provision for income tax:

Segment losses table:
	Nine Months Ending September 30,
	2009	2008
Armenia	$1,889,531	$2,088,534
Chile	212,622	411,812
Canada	40,882	28,847
United States	1,429,799	1,909,916

	$3,572,834	$4,439,109

8. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2009 and as of December 31, 2008.  As of September 30, 2009 and December 31, 2008, the Company had approximately $7,000 and $10,000, respectively, in Armenian bank deposits and $29,000 and $27,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2009 and as of the date of this filing.

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

On January 1, 2007, the Company entered into an employment agreement with Hrayr Agnerian, designating him as the Company's Senior Vice President for Exploration and Development.  The employment agreement provides that Mr. Agnerian will receive an annual base salary of $62,500, and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. Mr. Agnerian resigned from the Board of Directors effective December 31, 2006. The employment agreement is for an initial term of two years, terminating on December 31, 2008. Pursuant to the employment agreement, Mr. Agnerian was also granted (i) Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of the common stock of Global Gold Corporation pursuant to the terms of the Restricted Stock Award to vest in four equal installments of 20,834 shares every six months, commencing on June 1, 2007 and (ii) options to acquire Eighty Three Thousand Three Hundred Thirty Four (83,334) shares of common stock of Company at the rate of 41,667 per year from January 1, 2007 through January 1, 2008 (totaling 83,334) at $0.88 per share (the arithmetic mean of the high and low prices of the Company's stock on December 29, 2006), to vest in two equal installments of 41,667 shares each on January 1, 2007 and January 1, 2008. On June 15, 2007, the Company entered into an amendment to the employment agreement of Mr. Hrayr Agnerian with respect to his employment as Senior Vice President for Exploration and Development of the Company. The revised Employment Agreement provides that Mr. Agnerian will receive an annual base salary of $150,000, representing a 140% increase over his previous salary effective June 1, 2007 and is entitled to receive any bonus as determined in accordance with any plan approved by the Board of Directors. The amended Employment Agreement terminates on December 31, 2008. Pursuant to the revised agreement, Mr. Agnerian was also granted an additional (i) 116,666 shares of restricted stock to vest in three equal installments of 38,889 shares each on December 31, 2007, June 30, 2008 and December 31, 2008 and (ii) 116,666 stock options to purchase Common Stock at $0.83 per share (the arithmetic mean of the high and low prices of the Company's stock on June 15, 2007), to vest in equal installments of 58,333 shares each on December 31, 2007, and December 31, 2008. The restricted stock and options previously awarded to Mr. Agnerian will continue to vest pursuant to his original Employment Agreement. The restricted stock and options are subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Agreement and the option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.  On December 31, 2008, Mr. Agnerian’s contract was terminated.

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

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promises to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the Company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague will have the right at any time to convert the terms of all or a portion of the Loan to the terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague on the anticipated signing of the July 31, 2008 Agreement.  On September 23, 2008, after the termination of the July 31, 2008 Agreement, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family.  Accrued interest as of September 30, 2009 and 2008 was $357,671 and $78,038, respectively.

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

Pursuant to two short-term loan agreements dated April 14, 2009 for $32,000 and May 4, 2009 for $20,000 the Company borrowed a total of $52,000 from one of its directors, Nicholas J. Aynilian.  The terms of both agreements include an annual rate of 10% with repayment on the sooner of: (1) demand after June 6, 2009; or (2) from the proceeds of any financing the Company receives.  In addition, if the loans are not repaid by June 10, 2009, the lender will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  Accrued interest as of September 30, 2009 was $2,298.

On April 16, 2009 and April 27, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $3,000 and $1,000, respectively, to the Company which have not been repaid as of the date of this filing.

On May 13, 2009, pursuant to a loan agreement, the Company borrowed $550,000 from two of its directors Ian Hague ($500,000) and Nicholas J. Aynilian ($50,000). The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after June 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by June 10, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.  Accrued as of September 30, 2009 was $21,096.

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

On June 19, 2009, the Company’s independent compensation committee and the board of directors authorized employment amendments and extensions to Messrs. Krikorian, Boghossian, Dulman, and Caesar under the same terms of their prior agreements.

On August 12, 2009, the Company finalized employment agreement amendments and extensions under the same terms of their current contracts which were approved on June 19, 2009 by the Company’s independent compensation committee of the board of director’s to retain key employees, for Messrs. Krikorian, Boghossian, Dulman and Caesar.  Annual compensation terms were not increased.  Mr. Krikorian’s employment agreement was extended for an additional 3 year term from July 1, 2009 through June 30, 2012 with an annual salary of $225,000 and Mr. Krikorian was granted 1,050,000 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement, all as described in exhibit 10.10 below.  Mr. Boghossian’s employment agreement was extended for an additional 3 year term from July 1, 2009 through June 30, 2012 with an annual salary of $72,000 and Mr. Boghossian was granted 337,500 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement, all as described in exhibit 10.11 below.  Mr. Dulman’s employment agreement was extended for an additional 3 year term from August 1, 2009 through July 31, 2012 with an annual salary of $150,000 and Mr. Dulman was granted 225,000 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement.  Mr. Dulman was also granted stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement, all as described in exhibit 10.12 below.  Mr. Caesar’s employment agreement was extended for an additional year from August 1, 2009 through July 31, 2010 with an annual salary of $30,000 and Mr. Caesar was granted 20,000 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement, all as described in exhibit 10.13 below.  The option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.  The restricted stock is subject to a substantial risk of forfeiture upon termination of employment with the Company during the term of the Employment Agreements.

On August 27, 2009 and September 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $20,000 and $1,500, respectively, to the Company which have not been repaid as of the date of this filing.

On September 14, 2009, pursuant to a loan agreement, the Company borrowed $50,000 from one of its directors Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after November 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by December 1, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.  Accrued interest as of September 30, 2009 was $219.

Compensation expense for the nine months ended September 30, 2009 and 2008 was $1,262,195 and $1,452,195.  The amount of total deferred compensation amortized for the nine months ended September 30, 2009 and 2008 was $349,924 and $790,749.

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

In August 2009, the Company issued 1,632,500 restricted shares of common stock to its employees in accordance with employment agreements and retention awards as described in Note 9 above.  The Company valued these grants based on the common stock fair market value at the date of the grant, 1,387,500 shares at $0.10 per share and 245,000 shares at $0.14 per share, or $173,050 and amortizes it as part of general and administrative expense using a straight line method over the term of the vesting period.

11. AGREEMENTS

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock at the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit). In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties.  With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007. The Company has not issued the initial 20,000 shares of Common Stock of the Company, and has phased out of these properties.  The licenses have expired as of September 30, 2009.

On April 12, 2007, Global Gold Uranium entered into an agreement to acquire an option for the Cochrane Pond license area ("the Agreement") with Commander Resources Ltd. ("Commander") and Bayswater Uranium Corp. ("Bayswater"). The Cochrane Pond property consists of 2,600 claims within 61,000 hectares (approximately 150,708 acres).  The Agreement is subject to board approval and the conclusion of an option agreement which the relevant boards subsequently approved. Major terms include the following. Global Gold Uranium may earn a 51% equity interest over a period of four years in Cochrane Pond Property by completing; Cash payments of US $700,000 over four year period; Share issuance of 350,000 shares of Global Gold Corporation (50 % each to Commander and Bayswater) over a four year period; Property expenditures over four year period of C$3.5 million.

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

On October 17, 2008, the Company through Global Gold Uranium entered into an agreement (the "Royalty Agreement") with Commander and Bayswater pertaining to the Cochrane Pond Property (the “Property”) located in southern Newfoundland that is owned 50% by Commander and 50% by Bayswater through a joint venture (the “CPJV”). The Company originally entered into an agreement acquiring an option (the “Option Agreement”) on the Property with Commander and Bayswater on April 12, 2007.  The Royalty Agreement grants Global Gold a royalty in the Property and terminates Global Gold’s pre-existing rights and obligations associated with Property.

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

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Puero properties.  The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 6 months as well as a mutually agreed exploration program to establish proven reserves, if that is successful, two additional plants/operations will be financed; from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian National Instrument 43-101 (“NI 43-101”) standards in 5 years.  The 6 month obligation was amended and extended by the October 27, 2007 Pact to a period of 3 years.  The definitions of proven and probable reserves in NI 43-101 reports differ from the definitions in SEC Industry Guide 7.  Also, the SEC does not recognize the terms “measured resources and indicated resources” or “inferred resources” which are used in NI 43-101 reports.

On July 24, 2009, Global Gold entered into an amendment with members of the Quijano family (“Quijano”) to the October 29, 2007 Global Gold Valdivia joint venture subject to final board approval on or before July 31, 2009 whereby GGV will become wholly owned by Global Gold and retain only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.  On July 28, 2009, the amendment was approved by the Company’s board of directors.

Key terms of the amendment included that on or before August 15, 2009, GGV transfer to Quijano or his designee one hundred percent (100%) interest in the current GGV claims identified as the Madre De Dios Claims Block and Quijano transfer to Global Gold one hundred percent (100%) interest in the GGV, or its designee, and the remaining claims identified as the Pureo Claims Block.  All transfers were closed in Santiago, Chile on August 14, 2009 which terminated the joint venture.  If GGV does not commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement within two years (subject to any time taken for permitting purposes), the property shall revert to Quijano.

Quijano shall be entitled a 3% NSR royalty interest in all metals produced from the properties retained in GGV up to a maximum of 27 million Euros, subject to Quijano’s initial repayment of $200,000 to Global Gold. For three years,  GGV or its designee shall have a right of first refusal on any bona fide offers for all or any part of the properties transferred to Quijano (to be exercised within five (5) days).  For three years, Quijano shall also have a right of first refusal on any bona fide offers for all or any part of the properties retained by GGV or its designee (to be exercised within twenty (20) days), all as described in Exhibit 10.14 below.

On September 5, 2007, the Company entered into a confidential agreement which was made public on October 29, 2007, with members of the Quijano family by which the Company has the option to earn a 51% interest in the Estrella del Sur Gold-Platinum project on Ipun Island and another Gold-Platinum property on Chiloe Island.

Key agreement terms for the Estrella del Sur and Chiloe projects required Global Gold to pay approximately $160,000 to cover government and license fees in exchange for an exclusive option until January 30, 2008 to review, explore, and form joint ventures on the properties. On or before January 31, 2008, at Global Gold's sole option, either or both of the properties shall be transferred to a new joint venture company (or two separate companies on the same terms). For both properties and in consideration for forming the joint venture, Global Gold shall pay 1,500,000 euros (or the Chilean peso equivalent) on the following schedule: 1. January 31, 2008, 250,000 euros; 2. July 31, 2008, 250,000 euros; 3. January 30 2009, 500,000 euros; and 4. July 31 2009, 500,000 euros.  The Company received an extension of the first payment date to March 31, 2008.  On April 8, 2008, the board of directors of the Company approved an amendment executed March 31, 2008 to the above option agreement for mining properties on Ipun Island and Chiloe Island in Southern Chile. The key terms of the amendment transfer the Chiloe and Ipun licenses to the existing Global Gold Valdivia company and require the Company to deliver 250,000 restricted shares of Common Stock of the Company on or before May 1, 2008.  The 250,000 restricted shares were issued on April 8, 2008.

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

On October 3, 2008, the Company entered into an agreement to sell all of the Company’s interest in its Chiloe and Ipun island properties in Chile, held by a Joint Venture with the Quijano family, to the Quijano family.  The agreement was concluded by October 15, 2008 and the properties transferred to the purchaser as of November 1, 2008.

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

The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less then one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.   The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.

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

13. SUBSEQUENT EVENTS

On October 13, 2009, the Company received $8,688 as final payment for its sale in July 2009 to IM.  The final sales amount after charges and adjustments was $74,352.

On October 29, 2009, pursuant to a loan agreement, the Company borrowed $60,000 from one of its directors Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after December 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by December 31, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.

On November 12, 2009, pursuant to a loan agreement, the Company borrowed $10,000 from one of its directors Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after January 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by December 31, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.

On October 27, 2009, the Company issued a press release announcing the first stage of approval of reserves for its Toukhmanuk expansion. The Republic of Armenia’s State Natural Resources Agency (the "Agency") issued its certificate based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. The total ore reserve approved yesterday was roughly 21,900,000 tonnes with an average gold grade of 1.62 grams per tonne at a cut off grade of 0.80 grams per tonne and an average silver grade of 4.88 grams per tonne.   Total approved reserves in the C1 and C2 categories are roughly 35.614 tonnes (or 1,145,000 ounces) of gold and 107 tonnes (or 3,440,000 ounces) of silver. In its approval, the Agency added that the “approved reserves entirely correspond to the requirements for Measured and Indicated reserves under International Standards."

On November 18, 2009, the Company issued a press release announcing that following up on the issuance of the approving a first stage gold reserve, the Republic of Armenia’s State Natural Resources Agency (the “Agency”) has delivered its full decision with backup calculations on November 13, 2009 confirming an additional gold resource in the inferred category. The Agency issued its decision based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. A copy of the official approval and a partial unofficial translation are available on the company’s website www.globalgoldcorp.com.

The approved gold resource in the Inferred category is 35 tonnes (or 1,225,276 ounces), which together with the approved 1.145 million ounces of reserves marks a sharp increase from the 8.0 tonnes approved under GKZ decision N28 of January, 26, 2004. The reserve and resource estimates were concluded at a cutoff grade of 0.8 grams per tonne, all as described in Exhibit 10.15 below.

Cautionary Note to U.S. Investors – All mineral reserves have been estimated and disclosed in accordance with the definition standards on mineral resources and mineral reserves of the Republic of Armenia State Natural Resources Agency as provided by the Republic of Armenia’s Regulation for Applying Reserves Classification for Gold Deposits. U.S. reporting requirements for disclosure of mineral properties are governed by the United States Securities and Exchange Commission “SEC” Industry Guide 7. Armenian, International, and Guide 7 standards may not be consistent. The United States Securities and Exchange Commission limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce. We use terms such as “reserves,” “resources,” “geologic resources,” “proven,” “probable,” “measured,” “indicated,” or “inferred,” which may not be consistent with the reserve definitions established by the SEC. U.S. investors are urged to consider closely the disclosure in our Form 10-K. You can review and obtain copies of these filings from our website or at http://www.sec.gov/edgar.shtml .. Investors are cautioned not to assume that any part or all of mineral resources will ever be confirmed or converted to Guide 7 compliant “reserves.” The information in the press release and this filing reports on the legal document issued by the Armenian Agency.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND NINE MONTHS ENDED SEPTEMBER 30, 2008

During the nine month period ended September 30, 2009, the Company's administrative and other expenses were $1,674,425 which represented a decrease of $915,349 from $2,589,774 in the same period last year.  The expense decrease was primarily attributable to lower compensation expense of $163,000, stock compensation expense of $341,917, travel expense of $22,918 and legal expenses of $96,704.  During the nine month period ended September 30, 2009, the Company's mine exploration costs were $742,754 which represented a decrease of $119,912 from $862,666 in the same period last year.  The expense decrease was primarily attributable to the increased activity at the Tukhmanuk property of $301,198 and decreased activity at the Marjan property of $123,515 and the Getik property of $72,466 and the Madre De Dios property of $193,564.   During the nine month period ended September 30, 2009, the Company's amortization and depreciation expenses were $841,632 which represented a decrease of $81,637 from $923,269 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $75,437 and in amortization expense of $6,200.  During the nine month period ended September 30, 2009, the Company's sales were $136,641 which represented an increase of $136,641 from $0 in the same period last year. The sales increase was attributable to an increase in sales of gold and silver concentrate from the Tukhmanuk property of $136,641.  During the nine month period ended September 30, 2009, the Company's cost of sales was $63,812 which represented an increase of $63,812 from $0 in the same period last year. The cost of sales increase was attributable to an increase in cost of sales of gold and silver concentrate from the Tukhmanuk property of $63,812.  During the nine month period ended September 30, 2009, the Company's interest expense was $346,124 which represented an increase of $268,086 from $78,038 in the same period last year. The expense increase was primarily attributable to an increase in interest expense on loans from Directors of $207,356 and in interest expense from its secured line of credit of $55,784.

LIQUIDITY AND CAPITAL RESOURCES

As September 30, 2009, the Company's total assets were $6,521,612, of which $42,547 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending September 30, 2010:

(a) Earlier this year, the Company had announced its plans to sustain production of approximately 300 ounces of gold per month, but the Company has been unable to sustain such production despite the plant capacity and stockpiled ore to do so for financial and other reasons, however, the Company looks to begin production again of the approximately 300 ounces of gold per month and also to expand gold and silver production at the Tukhmanuk property in Armenia, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, silver and other reserves;

(b) To generate revenue by production at an initial site selected, Guadalupe, in the Puero claim block in Chile through the Company’s Global Gold Valdivia company and conduct further development, exploration, and mining at other placer and hard rock sites;

(c) To review and acquire additional mineral bearing properties; and

(d) Pursue additional financing through private placements, debt, joint ventures, mergers, and/or acquisitions.

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

The Company may engage in further research and development related to exploration and processing at Tukhmanuk during 2009, and anticipates purchasing processing plant and equipment assets.

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

Although the Company has received a going concern opinion from its independent registered public accounting firm, it is currently actively engaged in raising additional funds.  The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and by acquiring assets or paying expenses by issuing stock, debt, or sale of assets. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of securities. Management's plans in this regard are to obtain other financing until profitable operations and positive cash flow are achieved and maintained. Although management believes that it will be able to secure suitable additional financing for the Company's operations, there can be no assurances that such financing will continue to be available on reasonable terms, or at all.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $835,199 and $22,774, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2009 and as of December 31, 2008.  As of September 30, 2009 and December 31, 2008, the Company had approximately $7,000 and $10,000, respectively, in Armenian bank deposits and $29,000 and $27,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2009 and as of the date of this filing.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  September 30, 2009 and as of December 31, 2008; Statements of Operations and Comprehensive Loss for the nine months and three months ended September 30, 2009 and September 30, 2008, and for the development stage period from January 1, 1995 through September 30, 2009, and Statements of Cash Flows for the nine months ended September 30, 2009 and  September 30, 2008, and for the development stage period from January 1, 1995 through September 30, 2009 and the Exhibits which are listed on the Exhibit Index .

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restate Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Material Contract - Madre de Dios Mining Property Joint Venture and Options for Chiloe and Ipun Island Properties Agreement dated as of August 9, 2007. (3)

Exhibit 10.2	Material Contract - (Unofficial English Translation) Contractual Mining Company Agreement dated October 29, 2007. (4)

Exhibit 10.3	Amended Terms for Options on Chiloe and Ipun Island Properties dated March 31, 2008 and confirmed April 8, 2008 (5)

Exhibit 10.4	Chiloe and Ipun Island Properties Sale Agreement dated as of October 3, 2008. (6)

Exhibit 10.5	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (7)

Exhibit 10.6	Loan to Global Gold Corporation and Royalty dated September 23, 2008. (8)

Exhibit 10.7	Private Placement Agreement, dated December 31, 2008. (9)

Exhibit 10.8	Loan to Global Gold Corporation dated May 12, 2009. (10)

Exhibit 10.9	Employment Agreement, dated as of May 18, 2009, by and between Global Gold Corporation and Courtney Fellowes. (11)

Exhibit 10.10	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (12)

Exhibit 10.11	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Ashot Boghossian. (13)

Exhibit 10.12	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (14)

Exhibit 10.13	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (15)

Exhibit 10.14	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement. (16)

Exhibit 10.15	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation (17)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(12) Incorporated herein by reference to Exhibit 10.10 to the Company's quarterly report on Form 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(13) Incorporated herein by reference to Exhibit 10.11 to the Company's quarterly report on Form 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(14) Incorporated herein by reference to Exhibit 10.12 to the Company's quarterly report on Form 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(15 Incorporated herein by reference to Exhibit 10.13 to the Company's quarterly report on Form 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(16) Incorporated herein by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the SEC on July 29, 2009.

(17) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on November 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: November 19, 2009	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer