Form 10-K/A
period 2008-12-31
GLOBAL GOLD CORP
filed 2010-02-19
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1
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

Amendment No. 1 to the Annual Report on Form 10-K
for the Year Ended December 31, 2008

EXPLANATORY NOTE

Global Gold Corporation (the “Company” or “Global Gold”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “Original Filing”) to amend (i) Part I Item 1 of the Original Filing to (a) reflect that the Company is an exploration stage company, (b) include a Caution Note to U.S. investors, (c) state that the Company does not have reserves which meet the criteria of Guide 7 of the SEC Industry Guides and (d) provide additional information with respect to its properties, including maps, historic and title information and other related matters and (ii) Part IV of the Original Filing and the Consolidated Financial Statements contained therein to substitute an amended audit report in conjunction with the cumulative columns being labeled unaudited in the Consolidated Statements of Operations and Comprehensive Loss and the Consolidated Statement of Cash Flows for the periods covered in the Original Filing, and the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) being labeled as unaudited for years from inception through year ended December 31, 2005.  In addition, the Consolidated Financial Statements are amended to include a reclassification between “additional paid in capital” and “accumulated other comprehensive income” for the year ended December 31, 2008 on the Consolidated Balance Sheets to be consistent with the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and revise “other comprehensive income” on the Consolidated Statements of Operations and Comprehensive Loss and the Comprehensive Loss table of the Notes to the Consolidated Financial Statements.  In addition, the Notes to the Consolidated Financial Statements have been amended to reflect the exploration status of the Company, changes in Significant Accounting Policies ("Basis for Presentation", "Acquisition Exploration and Development Costs", "Depreciation, Depletion and Amortization", "Comprehensive Income", "Principles of Consolidation" and "Agreements and Commitments") and disclosures with respect to the Company's properties made in Part I.  We do not consider the aforementioned changes to the Consolidated Financial Statements to be material and therefore have not labeled the Consolidated Financial Statements as "restated".

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

Cautionary Note to U.S. Investors

The United States Securities and Exchange Commission (the “SEC”) limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce.  We use terms such as “reserves,” “resources,” “geologic resources,” “proven,” “probable,” “measured,” “indicated,” or “inferred,” which may not be consistent with the reserve definitions established by the SEC Industry Guide 7.  Laws of foreign countries including Armenia and Chile are not consistent with SEC Industry Guide 7 regarding use of such terms.  We are required to adhere to the mining laws and requirements of the countries we operate in which includes developing reserves as well as exploration and mining activities pursuant to laws in the countries where we operate and to be in compliance with license requirements.  We acknowledge that due to the differences in laws of the countries in which we operate and SEC Industry Guide 7, our mining activities are being reported for informational and disclosure purposes based on foreign country requirements but also that the SEC does not recognize any of our properties as having proven or probable reserves established under SEC Industry Guide 7.  Under SEC Industry Guide 7, we can only state that we are in the exploration stage and have found consistencies in mineralization amongst our drilling results, even though we have foreign country approved reserves, resources, mining licenses, and sales of concentrate.

ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. The Company's headquarters are located in Greenwich, Connecticut and its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described below, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves, in accordance with SEC Industry Guide 7, at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

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

(3) ARMENIA PROPERTIES

The Company operates an office in Yerevan, Armenia where it manages its exploration and mining activities as well as reviews potential acquisitions. A map showing the location of the properties in Armenia (below) and other information on the properties are located on the Company's website.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Marjan

The Marjan mining property is located in Southwestern Armenia, along the Nakichevan border in the Syunik province.  The property is accessible by car or trucks through existing paved and dirt roads.  The property comprises two parts; Marjan Central, where early drilling and underground exploration has been carried out and; Marjan North (Mazmazak), which is situated some 1.5 km north of Marjan Central.  The whole property is roughly rectangular in shape, 3.2 km wide by 6.1 km long.  The approximate geographic coordinates of the property are, 39° 24’ 00” Latitude and 45° 51’ 00” Longitude.  Electric power is proximate to the property.  There is also a river which passes in the immediate proximity to the property.  The Company does not have any facilities or material equipment at the property.  The Company has only done exploration work at the property and has not developed any significant surface or underground working or infrastructure with the exception of approximately 60 kilometers of roads built.  All equipment needed is brought to the site on an as needed basis from the Company’s other properties or from contractors.

The area of the Marjan Property is underlain by Tertiary volcanic rocks, which have been intruded by north-northwest trending dioritic dykes.  The bulk of the gold mineralization is contained within polymetallic sulphide veins, which are associated with north-northwest trending hydrothermal alteration zones.  These alteration zones are readily observed on the surface as rusty to grey zones on outcrops.  Two types of gold mineralization have been observed.  These are gold mineralization associated with sulphide veins in volcanic rocks, and gold mineralization adjacent to dioritic dykes, which intrude the volcanic rocks.

The Company does not currently have established reserves at the Marjan Property except as reported by the Republic of Armenia State Committee on Reserves (“GKZ”) and is focusing on exploration work based on Armenian historical GKZ records (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Marjan and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far.  Additional exploration work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.

The Marjan property is a lode deposit which will be mined using underground adits.  The Company has one National special mining license #HA-L-14/526 which covers surface rights for mining, exploration and related purposes for gold and non-ferrous metals (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The license area is defined by the following coordinates:

1.	X = 4365000	3. X = 4363770	5. X = 4360000
Y = 8570000                                               Y = 8574530                                           Y = 8572700
2.	X = 4366800	4. X =4360400
Y = 8572000                                               Y = 8575250
In 2008, GGH engaged in mapping, sampling, drill analysis and other exploration work at Marjan and an expanded Marjan North area.  As of December 31, 2008, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2008, the Company has spent approximately $3,400,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

This property was previously explored during the Soviet era.  SHA, LLC applied for an original license from the Government.  Global Gold Mining acquired 100% of SHA, LLC, the Armenian company which held the license to the property in December 2003.  On April 28, 2008, the Company was issued a twenty-five year “special mining license” for the Marjan property effective April 22, 2008 and expiring April 22, 2033 which expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres.  The Company is required to pay annual governmental fees of approximately $55,000.  The Company is also required to perform work at the property as submitted and approved in its mining plan which includes mining of 150,000 tonnes of mineralized rock between April 22, 2008 and April 21, 2008, and to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Tukhmanuk

The Tukhmanuk property is adjacent to the Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. The property includes seven surrounding exploration sites as well as other assets..  The property is located approximately 60 km (72 km by road) north of Yerevan, close to the Town of Aparan and some 75 km (by road) from the Alaverdi copper smelter in northern Armenia.  Access to the Tukhmanuk Property is by paved road (about 57 km from Yerevan to the turn-off of the road north of Aparan and about 15 km by dirt road from Aparan to Melikkyugh, the nearby village to the site. Local infrastructure is available at the site and at nearby towns.  Infrastructure at the site includes electrical power, cell phone network and road building equipment.  Logistical support, in terms of power, is available at the Tukhmanuk site, and at Melikkyugh, which is linked by a 10 Kv line to the Armenian Power grid.  Water is available from natural sources within the property, independent of community sources.  In addition to the central property, the acquisition included a 200,000 tonne per year capacity plant.  The Company has maintained the plant’s crushers, mills, and gravitation circuits are in good condition while also adding a hydro cyclone, flotation cells, and building a new tailings dam.  Other major assets at the property include several bulldozers, excavators and a track trencher which are all in good condition.  The property also includes some temporary housing units, and hangers which are used to store core samples, a gold room, and a new ISO certified laboratory.

The area of the Tukhmanuk Property is underlain predominantly by Jurassic volcanic rocks and Cretaceous intrusive rocks.  The volcanic rocks comprise andesites and dacites, and the intrusive rocks are dominantly granitic with minor granitic gneiss and amphibolites.  Parts of the area are also covered by Tertiary volcanic rocks including obsidian and perlites.  Gold mineralization in the Tukhmanuk area is hosted by both volcanic and intrusive rocks.

The Company does not currently have established reserves at the Tukhamanuk Property although is has submitted its reserve report to the Republic of Armenia State Committee on Reserves (“GKZ”) in March 2009 as noted below.   The Company is focusing on exploration work based on Armenian historical GKZ records.  The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Tukhmanuk and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  Additional exploration work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.

The Tukhmanuk property is a lode deposit which is being mined using an open pit method.  The Company has one National exploration license #15, as extended, covering approximately 10,915 acres for sub-surface exploitation of gold.  The Company also has one National mining license #HA-L-14/356 which covers the central section of the property and is approximately 446 acres for mining gold and silver.  The Company is required to pay annual governmental fees of approximately $32,000.  The Company is also required to spend annually approximately $1,200,000 on exploration work and mining annually 80,000 tonnes of mineralized rock at the property as submitted and approved in its mining plan in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The exploration license area is defined by the following coordinates:

Global Gold Corporation – Tukhmanuk Property, Armenia

Corner	Easting (X)	Northing (Y)
1	4501580	8444500
2	4504350	8447800
3	4502700	8450000
4	4504050	8451850
5	4503250	8452250
6	4503300	8453950
7	4502500	8453900
8	4502400	8450850
9	4501950	8451350
10	4501680	8452550
11	4500525	8453380
12	4499730	8453950
13	4499800	8451600
14	4500650	8451550
15	4500700	8450600
16	4500000	8449870
17	4498550	8450700
18	4497000	8450650
19	4497000	8448370
20	4497900	8448700
21	4498200	8447550
22	4497000	8446100
23	4497000	8444400
24	4499000	8444400
25	4491750	8445650

In 2008, Global Gold Mining upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior years drill results.  Also, the Company compiled its reserve report and submitted it to the state committee on reserves of Armenia in March 2009 (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has generated minimal sales from gold and silver concentrate from the property as of December 31, 2008.  Sales were approximately $6,000 in 2006, $10,400 in 2007 and nothing in 2008.  The sales in 2006 were for 41.11 tonnes of gold and silver concentrate with content of approximately 33 g/t gold and 290 g/t silver.  The sales in 2007 were for 47.23 tones of gold and silver concentrate with content of approximately 21 g/t gold and 117 g/t silver.  The Company has mined mineralized rock of approximately 52,000 tonnes in 2006 with content of approximately 1.27 g/t gold and 6.37 g/t silver, no mining in 2007, and approximately 82,000 tonnes in 2008 with content of approximately 1.85 g/t gold and 5.21 g/t silver.  As of December 31, 2008, the Company has spent approximately $7,200,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

On August 1, 2005, Global Gold Mining entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which acquired the license from the government for the Tukhmanuk mining property and surrounding exploration sites as well as the owner of the related   processing plant and other assets.  On August 2, 2006, Global Gold Mining exercised its option to acquire the remaining forty-nine percent (49%) of Mego-Gold, LLC, in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, Global Gold Mining loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable (“Note”) to Global Gold Mining, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, had the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder. On September 16, 2007, the contingency period expired without exercise, extension or amendment. The Company has accounted for this by booking the 500,000 shares, at the fair market value of $1,000,000, into Additional Paid-In Capital.  The Company also booked the $200,000 secured loan into Note Receivable and accrued interest, from inception of Note as per the terms of the Note above, into Additional Paid-In Capital.  On February 12, 2008 the Company exercised its option and converted the Note and accrued interest into one hundred fifty two thousand seven hundred seventy-eight (152,778) shares, which were then cancelled.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Getik

The Getik property is located in the northeast Geghargunik province of Armenia north-east of Lake Sevan and approximately 110 km north-east of Yerevan.  The property is accessible by car or trucks through existing paved and dirt roads.  Gas and electric power are available at the property.  The property is located in the Alaverdi-Kapan metallogenic zone on the edge of the Sevan suture zone in an area characterized by volcanogenic sedimentary rocks of Jurassic and Eocene age.  A series of granitoid intrusives varying from ganodiorite to rhyolite composition have been identified in the area associated with a regional scale east-west trending fault and locale scale north-south trending faults.   The Company does not have any facilities or material equipment at the property.  The Company has only done exploration work at the property and has not developed any significant surface or underground working or infrastructure with the exception of approximately 60 kilometers of roads built.  All equipment needed is brought to the site on an as needed basis from the Company’s other properties or from contractors.

The Company does not currently have established reserves at the Getik Property and is focusing on exploration work based on Armenian historical GKZ records.  The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Getik and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  Additional exploration work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.

The Getik property is a lode deposit which will be mined using an open pit.  The Company has two National exploration licenses #85 which covers sub-surface exploitation of precious metals in the Amrots manifestation and #86 which covers sub-surface exploitation of non-ferrous metals in the Aygut manifestation, as further described below.  The Company is required to pay annual governmental fees of $1,000.  The Company is also required to spend annually approximately $1,000,000 on exploration work in order to maintain the licenses in good standing.  The exploration license area is defined by the following coordinates for the Amrots gold manifestation and Aygut copper manifestation:

Amrots manifestation:	1. X = 4507000	5. X = 4504350	9. X = 4504000
	Y = 8517000	Y = 8521350	Y = 8519650
	2. X = 4507000	6. X = 4504450	10. X = 4504350
	Y = 8525000	Y = 8520850	Y = 8519000
	3. X = 4503000	7. X = 4504350	11. X = 4504750
	Y = 8525000	Y = 8520350	Y = 8517000
	4. X = 4503000	8. X = 4504125
	Y = 8522000	Y = 8520250

Aygut manifestation:	1. X = 4507000	3. X = 4504750
	Y = 8516000	Y = 8517000
	2. X = 4507000	4. X =4504950
	Y = 8517000	Y = 8516000

In 2008, Getik Mining Company, LLC engaged in mapping, sampling, drill analysis and other exploration work at the Getik property.  As of December 31, 2008, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2008, the Company has spent approximately $600,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

(4) CHILE PROPERTIES

The Company operates an office in Santiago, Chile which is engaged in exploration activities, development of mining projects, and acquisition review. A map showing the location of the property in Chile (below) and other information about the properties are located on the Company's website.

Madre De Dios and Puero

The Madre De Dios and Puero properties are located in south central Chile, near Valdivia, and approximately 700 km south of Santiango.  The property consists of approximately 25,000 hectares.  The geographic coordinates of the central part of the property are approximately 39°00’S and 72°00’W.  Access to the property is by paved roads and gravel roads.  Infrastructure at the site includes electrical power, cell phone network and road building equipment.  Water, both industrial and potable, is drawn from wells.  The Company has a hanger and bulldozer at the property.

The property is underlain by metamorphic and crystalline rocks of Paleozoic age, including sericite schist, black to blue shale, altered sandstone and andesite.  These rocks comprise the basement rock assemblage in the area.  In general, these rocks are foliated and, in places, are intruded by granite, granodiorite and dioritic dikes.

The Madre De Dios and Puero properties are mainly a placer deposit which will be mined using an open pit.  The Company’s claims are National exploitation licenses which carry definitive rights as long as the fees are paid.  The Company is required to pay governmental fees are approximately $80,000 per year.  If gold production is more than the $80,000 in value, then this amount is refunded.  The property is subject to a 17% Net Profits tax on production.   As ..  As of December 31, 2008, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2008, the Company has spent approximately $400,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

EXPLORATION STAGE COMPANY

The Company did not engage in the active conduct of a trade or business aside from development and exploration activities, it has not generated any revenues to date, with the exception of revenue from the transaction with Iberian Resources at the end of 2006 and minimal sales of concentrate from Tukhmanuk.  Although the Company maintains mining licenses in Armenia and has reserves according to the laws of Armenia, the Company has not established proven and probable reserves, in accordance per SEC Industry Guide 7, at any of it’s properties (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.  These problems include but are not limited to issues interpreting and proving historical mining data, obtaining and maintaining quality equipment, licensing difficulties, and financing problems.

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

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2008 AND TWELVE-MONTHS ENDED DECEMBER 31, 2007

During the twelve-month period ended December 31, 2008, the Company's administrative and other expenses were $3,546,952 which represented a decrease of $1,399,376 from $4,946,328 in the same period last year. The expense decrease was primarily attributable to lower stock compensation expense of $436,027 less then the prior year’s period, legal fees of $546,006 less then the prior year’s period, travel expenses of $65,456 less then the prior year’s period and investor relations of $41,000 less then the prior year’s period.  During the twelve-month period ended December 31, 2008, the Company's mine exploration costs were $3,127,266 which represented a decrease of $3,370,456 from $6,497,722 in the same period last year. The expense decrease was primarily attributable to the decreased mining activity at the Canadian properties of $534,994, Marjan property of $1,765,157, Tukhmanuk property of $1,048,752, the Getik property of $181,597 offset by an increase at the Chilean property of $305,776.  During the twelve-month period ended December 31, 2008, the Company's amortization and depreciation expenses were $1,221,491 which represented an increase of $326,187 from $895,304 in the same period last year. The expense increase was primarily attributable to the increased depreciation expense of $215,022, and the increased amortization of licenses of $111,165. During the twelve-month period ended December 31, 2008, the Company had interest expenses of $187,008 which represented an increase of $187,008 from the same period last year when it did not have any interest expense.  The expense increase was attributable to the accrued interest expense of  $166,257 on note payable to a director and $20,751 on a secured line of credit both of which the Company did not have in the same period last year.  During the twelve-month period ended December 31, 2008, the Company had revenue of $14,211 which represented a decrease of $21,637 from $35,848 in the same period last year.  The decrease in revenue is primarily attributable to a decrease in royalty income of $11,238 and sales of gold concentrate of $10,399.  The Company had a loss from sale of joint ventures in 2008 of $765,264. No sales of joint venture interest or properties occurred in 2007. The difference is due to the Company in 2008 selling its interest in the Ipun and Chiloe island properties in Chile at a loss of $387,764 and its interest in the Cochrane Pond property in Canada at a loss of $377,500.    The Company also had no sales of investments in 2008 as compared to a $2,460,137 gain in the same period last year.  During the twelve-month period ended December 31, 2008, the Company had gains on foreign exchange of $56,704  which represented a decrease of $2,137,457 from $2,194,161 in the same period last year. The difference is primarily due to fluctuation in currency exchange rates between the US Dollar and the Armenian Dram. The Company had interest income of $2,564 in 2008 which represented a decrease of $123, 926 from $126,490 from the same period last year.   The decrease is attributable to lower average cash balance in the United States bank accounts and lower interest rates.

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

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2008 and 2007.

	Year Ending December 31,

	2008	2007

Net loss	$(8,953,114)	$(9,716,880)
Other comprehensive income	$1,195,490	$1,307,480

Comprehensive loss	$(7,757,624)	$(8,409,400)

Acquisition, Exploration and Development Costs - Mineral property acquisition costs are capitalized. Additionally, mine development costs incurred either to develop new ore deposits and constructing new facilities are capitalized until operations commence.  All such capitalized costs are amortized using a straight-line basis on a range from 1-10 years, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of an ore body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with guidance issued by the FASB, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

(b) Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Employment Agreement, dated as of January 1, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (3)

Exhibit 10.2	Labrador Uranium Claims Agreement, dated January 18, 2007. (4)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (5)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (6)

Exhibit 10.5	Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Jan Dulman. (7)

Exhibit 10.6	Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Lester Caesar. (8)

Exhibit 10.7	Amended Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (9)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (10)

Exhibit 10.9	Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (11)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (12)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (13)

Exhibit 10.12	Amended Terms for Options on Chiloe and Ipun Island Properties dated March 31, 2008 and confirmed April 8, 2008. (14)

Exhibit 10.13	Chiloe and Ipun Island Properties Sale Agreement dated as of October 3, 2008. (15)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (16)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (17)

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(17) Incorporated herein by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION (Registrant)

By:	/s/ Van Z. Krikorian
Van Z. Krikorian, Chairman, Chief Executive Officer and Director

February 19, 2010 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	2/19/10	/s/ Van Z. Krikorian	2/19/10
Jan Dulman Chief Financial Officer		Van Z. Krikorian, Chairman, Chief Executive Officer and Director

/s/ Drury J. Gallagher	2/19/10	/s/ Nicholas J. Aynilian	2/19/10
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Lester S. Caesar	2/19/10	/s/ Harry Gilmore	2/19/10
Lester S. Caesar		Harry Gilmore
Controller		Director

/s/ Ian C. Hague	2/19/10
Ian C. Hague
Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Global Gold Corporation and Subsidiaries (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Global Gold Corporation and Subsidiaries (An Exploration Stage Company) (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 2008 and 2007. We did not audit the period beginning January 1, 1995 through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007in conformity with accounting principles generally accepted in the United States of America.

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
Certified Public Accountants
New York, New York
April 14, 2009

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2008	2007

CURRENT ASSETS:
Cash	$228,371	$298,032
Inventories	1,057,833	602,412
Tax refunds receivable	178,909	104,574
Royalty receivable	-	25,449
Prepaid expenses	8,459	23,852
Other current assets	39,141	94,259
TOTAL CURRENT ASSETS	1,512,713	1,148,578

LICENSES, net of accumulated amortization of $1,412,340 and $926,668, respectively	3,460,761	3,937,433
DEPOSITS ON CONTRACTS AND EQUIPMENT	440,510	1,694,016
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,591,207 and $854,453, respectively	2,802,415	2,836,118

	$8,216,399	$9,616,145

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,853,634	$1,587,213
Deposit payable	150,000	-
Secured line of credit - short term portion	389,099	-
Current portion of note payable to Director	970,890	-
TOTAL CURRENT LIABILITIES	3,363,623	1,587,213

SECURED LINE OF CREDIT - LONG TERM PORTION	286,943	-
NOTE PAYABLE TO DIRECTOR	2,625,001	-

TOTAL LIABILITIES	6,275,566	1,587,213

STOCKHOLDERS' EQUITY
Common stock $0.001 par, 100,000,000 shares authorized;
39,187,023 shares issued and outstanding	39,187	33,866
Additional paid-in-capital	30,982,350	29,318,147
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(29,480,246)	(20,527,133)
Accumulated other comprehensive income	3,307,190	2,111,700

TOTAL STOCKHOLDERS' EQUITY	1,940,833	8,028,932

	$8,216,399	$9,616,145

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount
			from
	Year ended		January 1, 1995
	December 31,		through
	2008	2007	December 31, 2008
			(unaudited)

REVENUES	$14,211	$35,848	$56,044

EXPENSES:
General and administrative	3,546,952	4,946,328	17,518,787
Mine exploration costs	3,127,266	6,497,722	13,208,713
Amortization and depreciation	1,221,491	895,304	2,905,676
Write-off on investment	-	-	135,723
Gain on sale of investment	-	(2,460,137)	(2,779,778)
Loss/(Gain) from investment in joint ventures	765,264	-	(2,373,701)
Interest expense	187,009	-	461,008
Bad debt expense	151,250	-	151,250
Loss/(Gain) on foreign exchange	-	-	181,394
Gain on extinguishment of debt	(29,343)	-	(139,766)
Interest income	(2,564)	(126,490)	(357,238)

TOTAL EXPENSES	8,967,325	9,752,727	28,912,069

Loss from Continuing Operations	(8,953,114)	(9,716,880)	(28,856,025)

Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss Applicable to Common Shareholders	(8,953,114)	(9,716,880)	(29,480,246)

Other comprehensive income	1,195,490	1,307,480	2,953,715
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	$(7,757,624)	$(8,409,400)	$(26,173,056)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.26)	$(0.29)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	34,251,122	33,855,425

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
( An Exploration Stage Enterprise )

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated		Accumulated
				Prior to and		Other
			Additional	During the		Comprehensive	Total
	Common Stock		Paid-in	Development	Treasury	Income	Stockholders'
	Shares	Amount	Capital	Stage	Stock	(Loss)	Equity

Balance from February 21, 1980 to December 31, 1994
(Note 1) (unaudited)	898,074	$89,807	$3,147,693	$(2,907,648)	$-	$-	$329,852

Adjustment for the restatement of par value	-	(88,909)	88,909	-	-	-	-
Issuance of stock for acquisition of Eyre
Recources, N.L.	1,000,000	1,000	849,000	-	-	-	850,000
Proceeds received from private placement	200,000	200	421,373	-	-	-	421,573
Net loss	-	-	-	(361,345)	-	-	(361,345)

Balance as December 31, 1995 (unaudited)	2,098,074	2,098	4,506,975	(3,268,993)	-	-	1,240,080

Warrants exercised	40	-	100	-	-	-	100
Net loss	-	-	-	(668,577)	-	-	(668,577)

Balance as of December 31, 1996 (unaudited)	2,098,114	2,098	4,507,075	(3,937,570)	-	-	571,603

Issuance of common stock	2,250,000	2,250	222,750	-	-	-	225,000
Net loss	-	-	-	(690,747)	-	-	(690,747)

Balance as of December 31, 1997 (unaudited)	4,348,114	4,348	4,729,825	(4,628,317)	-	-	105,856

Net income	-	-	-	34,944	-	-	34,944

Balance as of December 31, 1998 (unaudited)	4,348,114	4,348	4,729,825	(4,593,373)	-	-	140,800

Purchase of treasury stock	-	-	-	-	(60,000)	-	(60,000)
Unrealized loss on investment	-	-	-	-	-	(16,000)	(16,000)
Net loss	-	-	-	(93,826)	-	-	(93,826)

Balance as of December 31, 1999 (unaudited)	4,348,114	4,348	4,729,825	(4,687,199)	(60,000)	(16,000)	(29,026)

Issuance of common stock in connection
with settlement	20,000	20	1,980	-	-	-	2,000
Cancellation of treasury stock	(1,000,000)	(1,000)	(59,000)	-	60,000	-	-
Settlement of accrued salary	1,000,000	1,000	161,500	-	-	-	162,500
Sale of warrants	-	-	650	-	-	-	650
Unrealized loss on investment	-	-	-	-	-	(90,000)	(90,000)
Net loss	-	-	-	(33,341)	-	-	(33,341)

Balance as December 31, 2000 (unaudited)	4,368,114	4,368	4,834,955	(4,720,540)	-	(106,000)	12,783

Net loss	-	-	-	(26,832)	-	-	(26,832)
Unrealized loan on investment	-	-	-	-	-	(15,000)	(15,000)

Balance as of December 31, 2001 (unaudited)	4,368,114	4,368	4,834,955	(4,747,372)	-	(121,000)	(29,049)

Issuance of common stock for compensation	200,000	200	9,800	-	-	-	10,000
Net loss	-	-	-	(60,113)	-	-	(60,113)
Unrealized gain on investment	-	-	-	-	-	247,406	247,406

Balance as of December 31, 2002 (unaudited)	4,568,114	4,568	4,844,755	(4,807,485)	-	126,406	168,244

Issuance of common stock for cash:
at $0.25 per share, January	350,000	350	87,150	-	-	-	87,500
at $0.25 per share, July	1,000,000	1,000	231,500	-	-	-	232,500
at $0.50 per share, October	100,000	100	46,400	-	-	-	46,500
at $0.50 per share, October	400,000	400	185,600	-	-	-	186,000
Issuance of common stock for compensation:
at $0.25 per share, February	1,800,000	1,800	(1,800)	-	-	-	-
at $0.25 per share, June	900,000	900	(900)	-	-	-	-
at $0.25 per share, December	90,000	90	(90)	-	-	-	-
Amortization of deferred compensation	-	-	165,802	-	-	-	165,802
Issuance of common stock for services:
at $0.25 per share, January	500,000	500	24,500	-	-	-	25,000
at $0.25 per share, April	250,000	250	62,250	-	-	-	62,500
Shares cancelled in September, which were
issued in January	(500,000)	(500)	(24,500)	-	-	-	(25,000)
Shares issued at $0.25 per share for
accounts payable in April	100,000	100	24,900	-	-	-	25,000
Fractional share adjustment	20	-	-	-	-	-	-
Unrealized gain on investment	-	-	-	-	-	(95,278)	(95,278)
Net loss	-	-	-	(616,820)	-	-	(616,820)

Balance as of December 31, 2003 (unaudited)	9,558,134	9,558	5,645,567	(5,424,305)	-	31,128	261,948

Issuance of common stock for compensation	250,000	250	(250)				-
Forfeiture of common stock for compensation	(526,833)	(527)	527				0
Sale of common stock	3,000,000	3,000	1,482,000	-	-	-	1,485,000
Issuance of common stock for services	90,000	90	(90)				-
Issuance of common stock for payable	240,000	240	113,260				113,500
Amortization of unearned compensation			316,756				316,756
Net loss				(688,039)	-		(688,039)
Unrealized gain on investment	-	-	-	-	-	(31,128)	(31,128)

Balance as of December 31, 2004 (unaudited)	12,611,301	12,611	7,557,770	(6,112,344)	-	-	1,458,037

Issuance of common stock for compensation:
at $0.50 per share, January	850,000	850	(850)	-	-	-	-
at $1.00 per share, June	170,000	170	(170)	-	-	-	-
at $1.50 per share, December	45,000	45	(45)	-	-	-	-
Sale of common stock	4,000,000	4,000	2,996,000	-	-	-	3,000,000
Less: Selling expense for sale of common stock		-	(39,000)				(39,000)
Exercise of warrants	220,000	220	54,780				55,000
Amortization of unearned compensation			292,994				292,994
Net loss				(2,309,187)			(2,309,187)
Foreign currency translation adjustment	-	-	-	-	-	(38,511)	(38,511)

Balance as of December 31, 2005 (unaudited)	17,896,301	17,896	10,861,479	(8,421,531)	-	(38,511)	2,419,333

Issuance of common stock for compensation:
at $1.50 per share, February	274,000	274	35,726	-	-	-	36,000
at $1.70 per share, June	925,000	925	(925)	-	-	-	-
at $1.25 per share, September	200,000	200	(200)	-	-	-	-
Forfeiture of common stock for compensation	(40,000)	(40)	40				-
Issuance of common stock for payable:
at $1.15 per share, January	100,000	100	114,900				115,000
Sale of common stock	10,400,000	10,400	12,989,588	-	-	-	12,999,988
Less: Selling expense for sale of common stock		-	(764,957)				(764,957)
Issuance of options for compensation			225,894				225,894
Exercise of warrants	3,000,000	3,000	2,247,000				2,250,000
Accrual of stock bonuses issued in 2007			(27,950)				(27,950)
Amortization of unearned compensation			1,017,742				1,017,742
Net loss				(5,296,370)			(5,296,370)
Other comprehensive income	-	-	-	-	-	842,731	842,731

Balance as of December 31, 2006	32,755,301	32,755	26,698,337	(13,717,901)	-	804,220	13,817,411

Issuance of common stock for compensation:
at $0.88 per share, January 1	83,334	83	(83)	-	-	-	0
at $0.86 per share, January 11	50,000	50	(50)	-	-	-	-
at $0.83 per share, June	286,666	287	(287)	-	-	-	(0)
Forfeiture of common stock for compensation	(172,500)	(173)	(3,786)				(3,959)
Issuance of common stock for payable:
at $2.00 per share, September (2006)	500,000	500	999,500				1,000,000
at $0.86 per share, January	63,250	63	54,332				54,395
at $0.85 per share, April	150,000	150	127,350				127,500
Issuance of options for compensation			481,446				481,446
Exercise of warrants	150,000	150	16,350				16,500
Accrual of stock bonuses issued in 2008			(14,850)				(14,850)
Accrual of interest on note			(26,612)				(26,612)
Amortization of unearned compensation			986,500				986,500
Net loss				(9,716,880)			(9,716,880)
Other comprehensive income	-	-	-	-	-	1,307,480	1,307,480

Balance as of December 31, 2007	33,866,051	$33,866	$29,318,147	$(23,434,781)	$-	$2,111,700	$8,028,932

Issuance of common stock for compensation:
at $0.17 per share, November 11	200,000	200	33,800	-	-	-	34,000
at $0.10 per share, December 10	20,000	20	(20)	-	-	-	-
Issuance of common stock for payable:
at $0.55 per share, February 11	153,750	154	84,409				84,563
at $0.17 per share, November 11	100,000	100	16,900				17,000
Issuance of options for compensation			279,925				279,925
Conversion of note receivable into shares	(152,778)	(153)	(48,750)				(48,903)
Issuance of common stock for acquistion:
at $0.45 per share, April 8	250,000	250	112,250				112,500
Accrual of interest on note			(2,555)				(2,555)
Sale of common stock	4,750,000	4,750	470,250	-	-	-	475,000
Amortization of unearned compensation			717,994				717,994
Net loss				(8,953,114)			(8,953,114)
Other comprehensive income	-	-	-	-	-	1,195,490	1,195,490

Balance as of December 31, 2008	39,187,023	$39,187	$30,982,350	$(32,387,894)	$-	$3,307,190	$1,940,833

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			January 1, 1995
	Year Ended		Cumulative amount
	December 31,		through
	2008	2007	December 31, 2008
			(unaudited)

OPERATING ACTIVITIES:
Net loss	$(8,953,114)	$(9,716,880)	$(29,480,247)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	717,994	986,500	3,497,788
Stock option expense	279,925	481,446	987,265
Amortization expense	491,298	380,133	1,638,024
Depreciation expense	730,193	515,171	1,493,560
Accrual of stock bonuses	-	84,563	56,613
Write-off of investment	-	-	135,723
Loss on disposal of discontinued operations	-	-	237,808
Loss/(Gain)from investment in joint ventures	765,264	-	(2,373,701)
Gain on extinguishment of debt	(29,343)	-	(139,766)
Gain on sale of investments	-	(2,460,137)	(2,779,778)
Bad debt expense	151,250	-	151,250
Other non-cash expenses	(17,458)	(26,612)	155,567
Changes in assets and liabilities:
Other current and non current assets	166,946	(1,232,214)	(2,014,287)
Accounts payable and accrued expenses	433,421	736,231	2,361,252

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(5,263,624)	(10,251,798)	(26,072,929)

INVESTING ACTIVITIES:
Purchase of property, plan and equipment	(703,051)	(1,705,686)	(4,020,570)
Proceeds from sale of Armenia mining interest	-	-	2,891,155
Proceeds from sale of Tamaya Common Stock	-	4,957,737	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	(9,000)	(1,654,165)	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	(712,051)	1,597,886	(1,941,012)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	475,000	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Secured line of credit	676,042	-	676,042
Due to related parties	3,595,891	-	3,573,673
Warrants exercised	-	16,500	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,746,933	16,500	24,702,069

EFFECT OF EXCHANGE RATE ON CASH	1,159,081	1,919,065	3,528,891

NET INCREASE (DECREASE) IN CASH	(69,661)	(6,718,348)	217,019

CASH AND CASH EQUIVALENTS - beginning of period	298,032	7,016,380	11,352

CASH AND CASH EQUIVALENTS - end of period	$228,371	$298,032	$228,371

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$-	$-	$15,422

Noncash Transactions:

Stock issued for deferred compensation	$36,000	$354,267	$3,629,500
Stock forfeited for deferred compensation	$-	$210,550	$742,500
Stock issued for mine acquisition	$112,500	$127,500	$1,227,500
Stock issued for accounts payable	$17,000	$-	$25,000
Stock issued in exchange for services	$-	$-	$-

Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

1. ORGANIZATION AND BUSINESS

Global Gold Corporation (the “Company” or “Global Gold”) is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold, uranium, and other minerals in Armenia, Canada and Chile. The Company's headquarters are located in Greenwich, CT and its subsidiaries maintain offices and staff in Yerevan, Armenia, Santiago, Chile and Toronto, Canada. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves, in accordance per SEC Industry Guide 7, at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis for Presentation - The consolidated financial statements at December 31, 2008 and 2007, and for the years then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage enterprise, has generated revenues of $56,044 (other than interest income, the proceeds from the sale of an interest in an Armenian mining venture with Iberian Resources Ltd., and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $29,400,000. Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2008 and 2007 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

The Consolidated Financial Statements for the years ended December 31, 2008 and 2007 have been revised to substitute an audit report in conjunction with the cumulative columns being labeled (unaudited) in the Consolidated Statements of Operations and Comprehensive Loss and the Consolidated Statement of Cash Flows for the periods covered in the Original Filing, and the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) being labeled as (unaudited) for years from inception through year ended December 31, 2005.  In addition, the Financial Statements are amended to include a reclassification between “additional paid in capital” and “accumulated other comprehensive income” for the year ended December 31, 2008 on the Consolidated Balance Sheets to be consistent with the Consolidated Statements of Changes in Stockholders’ Equity (Deficit) and revise “other comprehensive income” on the Consolidated Statements of Operations and Comprehensive Loss and the Comprehensive Loss table of the Notes to the Financial Statements.  We do not consider the aforementioned changes to the Consolidated Financial Statements to be material and therefore have not labeled the Consolidated Financial Statements as “restated”.

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

e. Inventory - Inventory consists of the following at December 31, 2008 and 2007:

	2008	2007

Ore	$796,235	$522,872
Concentrate	98,311	-
Materials, supplies and other	163,287	79,539

Total Inventory	$1,057,833	$602,411

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

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2008 and 2007.

	Year Ending December 31,

	2008	2007

Net loss	$(8,953,114)	$(9,716,880)
Other comprehensive income	$1,195,490	$1,307,480

Comprehensive loss	$(7,757,624)	$(8,409,400)

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

m. Acquisition, Exploration and Development Costs - Mineral property acquisition costs are capitalized. Additionally, mine development costs incurred either to develop new ore deposits and constructing new facilities are capitalized until operations commence.  All such capitalized costs are amortized using a straight-line basis on a range from 1-10 years, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of an ore body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with guidance issued by the FASB, "Accounting for Impairment or Disposal of Long-Lived Assets."

n. Foreign Currency Translation - The assets and liabilities of non-U.S. subsidiaries are translated into U.S. Dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of stockholders' equity.

o. Principles of Consolidation - Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and more-than-50%-owned subsidiaries that it controls.   Inter-company balances and transactions have been eliminated in consolidation.

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

	2008	2007

Property, plant and equipment	$4,393,622	$3,690,571
Less accumulated depreciation	(1,591,207)	(854,453)

	$2,802,415	$2,836,118

The Company had depreciation expense for the year ended December 31, 2008 and 2007 of $730,193 and $515,171, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2008 and 2007, the accounts payable and accrued expenses consisted of the following:

	2008	2007

Drilling work payable	$292,417	$1,070,459
Accounts payable	1,505,939	285,468
Accrued expenses	60,039	231,286

	$1,858,395	$1,587,213

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

The following summarizes identifiable assets by geographic area:

	Year Ending December 31,

	2008	2007

Armenia	$5,896,980	$6,703,566
Chile	1,991,088	2,205,715
Canada	40,882	368,382
United States	287,449	338,482

	$8,216,399	$9,616,145

The following summarizes operating losses before provision for income tax:

	Year Ending December 31,

	2008	2007

Armenia	$5,118,743	$4,862,395
Chile	865,482	142,058
Canada	405,085	702,426
United States	2,563,804	4,010,001

	$8,953,114	$9,716,880

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

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2008.

Year	Amount

2009	$570,388
2010	-
2011	-
2012	-
2013	-

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

On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and will expire on June 15, 2016. On June 15, 2006, the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman. On September 18, 2006, the Company granted options to buy 200,000 shares of common stock, at an exercise price of $1.25 per share, to the then Chief Operating Officer, Michael T. Mason.  On January 11, 2007, the Company issued as directors fees to each of the five directors (Nicholas J. Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 shares of Common Stock of the Company each at $.86 per share .

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

WARRANTS
WARRANTS OUTSTANDING				EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Warrants	Life	Price	Warrants	Price

$ 0.15	4,750,000	4.94 years	$ 0.15	4,750,000	$ 0.15

OPTIONS
OPTIONS OUTSTANDING				EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Options	Life	Price	Options	Price

$ 0.90	1,677,500	8.29 years	$ 0.90	1,602,500	$ 0.90

13. AGREEMENTS AND COMMITMENTS

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock at the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit). In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties.  With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007. The Company has not issued the initial 20,000 shares of Common Stock of the Company as of December 31, 2008, and is phasing out of these properties.

On April 12, 2007, Global Gold Uranium entered into an agreement to acquire an option for the Cochrane Pond license area ("the Agreement") with Commander Resources Ltd. ("Commander") and Bayswater Uranium Corp. ("Bayswater"). The Cochrane Pond property consists of 2,600 claims within 61,000 hectares (approximately 150,708 acres).  The Agreement is subject to board approval and the conclusion of an option a greement which the relevant boards subsequently approved. Major terms include the following. Global Gold Uranium may earn a 51% equity interest over a period of four years in Cochrane Pond Property by completing; Cash payments of US $700,000 over four year period; Share issuance of 350,000 shares of Global Gold Corporation (50 % each to Commander and Bayswater) over a four year period; Property expenditures over four year period of C$3.5 million.

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

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 6 months as well as a mutually agreed exploration program to establish proven reserves, if that is successful, two additional plants/operations will be financed; from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian National Instrument 43-101 (“NI 43-101”) standards in 5 years.  The 6 month obligation was amended and extended by the October 27, 2007 Pact to a period of 3 years.  The definitions of proven and probable reserves in NI 43-101 reports differ from the definitions in SEC Industry Guide 7.  Also, the SEC does not recognize the terms “measured resources and indicated resources” or “inferred resources” which are used in NI 43-101 reports.  The Company has not financed any plants as of December 31, 2008.

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