Form 10-K
period 2009-12-31
GLOBAL GOLD CORP
filed 2010-04-15
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: _X__ No: ____

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes [  ]       No  [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

 Large accelerated filer      [  ]                                                                                   Accelerated filer    [  ]

 Non-accelerated filer        [  ] (Do not check if smaller reporting company)                      Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ____ No __X__

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2009, was $1,755,973.

As of April 14, 2010 there were 41,152,856 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 18, 2010 are incorporated by reference into Part III (Items 9 through 13) of this Report

Cautionary Note Regarding Forward-Looking Statements

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

Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees. The Company’s long term presence and the expertise and knowledge of its personnel in Armenia and in Chile allow it to compete with companies with greater resources.

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

In Chile, the Company’s focus is primarily on the exploration, development and production of gold at the Pureo property in south central Chile, near Valdivia.  The Company is also engaged in identifying exploration and production opportunities at other locations in Chile.

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

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  See Subsequent Events for an update on the Marjan JV and Marjan license.

On August 1, 2005, Global Gold Mining acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, Global Gold Mining acquired the remaining 49% interest of Mego-Gold, LLC, leaving Global Gold Mining as the owner of 100% of Mego-Gold, LLC.

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and it’s approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, Global Gold Mining acquired the remaining 20% interest in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of 100% of Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada. Global Gold Uranium was qualified to do business in the Canadian Provinces of Newfoundland and Labrador.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family (“Quijano”) by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).  On August 14, 2009, the Company amended the above agreement whereby Global Gold Valdivia became wholly owned by the Company and retained only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.

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

As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's then wholly-owned Cayman Islands subsidiary ("GGA Cayman"), reached an initial agreement with First Dynasty Mines, Ltd., whose name changed to Sterlite Gold Ltd.  On July 5, 2002 ("Sterlite"), a Canadian public company and whose shares were traded on the Toronto Stock Exchange with respect to the initial Armenian project. The Company, GGA Cayman and Sterlite entered into a definitive agreement, dated May 13, 1997. Under such agreement, Sterlite acquired all of the stock of GGA Cayman, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailings reprocessing project and the preparation of engineering and business plan materials for the Armenian Joint Venture and delivering  4,000,000 shares of First Dynasty (later Sterlite) Common Stock to the Company (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998. Pursuant to the FDM Agreement, the Company retains the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite, or any of its affiliates or successors in interest, in any exploration project undertaken by them in Armenia. As of December 31, 2004, the Company did not own any shares of Sterlite common stock. In 2006, Vedanta Resources plc ("Vedanta") acquired control of Sterlite through Twin Star International Limited ("TSI"), an indirect wholly-owned subsidiary of Vedanta.  In September 2007, Vedanta (and Sterlite) announced that they had closed a stock sale transaction with GeoProMining Ltd., which made GeoProMining Ltd. and its affiliates the successors to the 20% obligation.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Marjan

The Marjan mining property is located in Southwestern Armenia, along the Nakichevan border in the Syunik province.  The property is accessible by car or truck through existing paved and dirt roads.  The property comprises two parts; Marjan Central, where early drilling and underground exploration has been carried out and; Marjan North (Mazmazak), which is situated some 1.5 km north of Marjan Central.  The whole property is roughly rectangular in shape, 3.2 km wide by 6.1 km long.  The approximate geographic coordinates of the property are, 39° 24’ 00” Latitude and 45° 51’ 00” Longitude.  Electric power is proximate to the property.  There is also a river which passes in the immediate proximity to the property.  The Company does not have any facilities or material equipment at the property.  The Company has only done exploration work at the property and has not developed any significant surface or underground working or infrastructure with the exception of approximately 60 kilometers of roads built.  All equipment needed is brought to the site on an as needed basis from the Company’s other properties or from contractors.

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

In 2009, GGH engaged in mapping, sampling, drill analysis and other exploration work at Marjan and an expanded Marjan North area.  As of December 31, 2009, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2009, the Company has spent approximately $3,515,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

This property was previously explored during the Soviet era.  SHA, LLC applied for an original license from the Armenian Government.  Global Gold Mining acquired 100% of SHA, LLC, the Armenian company which held the license to the property in December 2003.  On April 28, 2008, the Company was issued a twenty-five year “special mining license” for the Marjan property effective April 22, 2008 and expiring April 22, 2033 which expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres.  The Company is required to pay annual governmental fees of approximately $55,000.  The Company is also required to perform work at the property as submitted and approved in its mining plan which includes mining of 150,000 tonnes of mineralized rock between April 22, 2008 and April 21, 2008, and to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).

On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).

Key terms include that Caldera shall, subject to terms and conditions, earn a 55% interest in the Marjan Gold-Silver-Polymetallic Project after completing a bankable feasibility study on the project or spending US$3.0M on the property.

As additional consideration, Caldera will be making a non-refundable US$50,000 deposit by December 30, 2009 and issue 500,000 shares of the company on a post-consolidated basis. Caldera will also make a payment of US$100,000 no later than March 30, 2010, all as described below in Exhibit 10.22. A definitive agreement will be signed as soon as possible, upon completion of due diligence review, respective board approvals and any regulatory approval that may be required.  The Company received the US$50,000 deposit on December 29, 2009.  See Subsequent Events for an update on the Marjan JV.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Tukhmanuk

The Tukhmanuk property is adjacent to the Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. The property includes seven surrounding exploration sites as well as other assets..  The property is located approximately 60 km (72 km by road) north of Yerevan, close to the Town of Aparan and some 75 km (by road) from the Alaverdi copper smelter in northern Armenia.  Access to the Tukhmanuk Property is by paved road (about 57 km from Yerevan to the turn-off of the road north of Aparan and about 15 km by dirt road from Aparan to Melikkyugh, the nearby village to the site).  Local infrastructure is available at the site and at nearby towns.  Infrastructure at the site includes electrical power, cell phone network and road building equipment.  Logistical support, in terms of power, is available at the Tukhmanuk site, and at Melikkyugh, which is linked by a 10 Kv line to the Armenian Power grid.  Water is available from natural sources within the property, independent of community sources.  In addition to the central property, the acquisition included a 200,000 tonne per year capacity plant.  The Company has maintained the plant’s crushers, mills, and gravitation circuits in good condition while also adding a hydro cyclone and flotation cells, as well as building a new tailings dam.  Other major assets at the property include several bulldozers, excavators and a track trencher which are all in good condition.  The property also includes some temporary housing units, and hangers which are used to store core samples, a gold room, and a new ISO certified laboratory.

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

On October 27, 2009, the Company issued a press release announcing the first stage of approval of reserves for its Toukhmanuk expansion. The Republic of Armenia’s State Natural Resources Agency (the "Agency") issued its certificate based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. The total ore reserve approved  was roughly 21,900,000 tonnes with an average gold grade of 1.62 grams per tonne at a cut off grade of 0.80 grams per tonne and an average silver grade of 4.88 grams per tonne.   Total approved reserves in the C1 and C2 categories are roughly 35.614 tonnes (or 1,145,000 ounces) of gold and 107 tonnes (or 3,440,000 ounces) of silver. In its approval, the Agency added that the “approved reserves entirely correspond to the requirements for Measured and Indicated reserves under International Standards."

On November 18, 2009, the Company issued a press release announcing that following up on the issuance of the approving a first stage gold reserve, the Republic of Armenia’s State Natural Resources Agency (the “Agency”) has delivered its full decision with backup calculations on November 13, 2009 confirming an additional gold resource in the inferred category. The Agency issued its decision based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. A copy of the official approval and a partial unofficial translation are available on the company’s website www.globalgoldcorp.com ..

The approved gold resource in the Inferred category is 35 tonnes (or 1,225,276 ounces), which together with the approved 1.145 million ounces of reserves marks a sharp increase from the 8.0 tonnes approved under GKZ decision N28 of January, 26, 2004. The reserve and resource estimates were concluded at a cutoff grade of 0.8 grams per tonne, all as described in Exhibit 10.21 below.

The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Tukhmanuk and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  Additional exploration work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.  See “Subsequent Events” for update on funding.

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

In 2008, Global Gold Mining upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior years drill results.  Also, the Company compiled its reserve report and submitted it to the state committee on reserves of Armenia in March 2009 (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has generated minimal sales from gold and silver concentrate from the property as of December 31, 2009.  Sales were approximately $6,000 in 2006, $10,400 in 2007, nothing in 2008, and $136,600 in 2009.  The sales in 2006 were for 41.11 tonnes of gold and silver concentrate with content of approximately 33 g/t gold and 290 g/t silver.  The sales in 2007 were for 47.23 tones of gold and silver concentrate with content of approximately 21 g/t gold and 117 g/t silver.  The sales in 2009 were for 109.98 tonnes of gold and silver concentrate with content of approximately 54 g/t gold and 216 g/t silver.  The Company has mined mineralized rock of approximately 52,000 tonnes in 2006 with content of approximately 1.27 g/t gold and 6.37 g/t silver, no mining in 2007, approximately 82,000 tonnes in 2008 with content of approximately 1.85 g/t gold and 5.21 g/t silver, and no mining in 2009.  As of December 31, 2009, the Company has spent approximately $7,660,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

In 2009, Getik Mining Company, LLC engaged in mapping, sampling, drill analysis and other exploration work at the Getik property.  As of December 31, 2009, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2009, the Company has spent approximately $649,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

On December 19, 2006, Global Gold Mining entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" with CR. The agreement restructures the parties' Aigedzor Mining Company Joint Venture to transfer Global Gold Mining 's 20% interest to CR in exchange for: one million dollars; a 2.5% Net Smelter Return (“NSR”) royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; the right to participate up to 20% in any new projects undertaken by Iberian or its affiliates in Armenia until August 15, 2015; and five million shares of Iberian's common stock, which are restricted for one year. On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited (“Tamaya”), and Tamaya is now developing those properties.  As part of the merger, the five million shares of Iberian’s common stock were exchanged for twenty million shares of Tamaya’s common stock without any restrictions.  Global Gold Mining retains the right to participate up to 20% in any new projects undertaken by Tamaya or its affiliates in Armenia until August 15, 2015 and the 2.5% Net Smelter Return royalty as described above.  During the year ended December 31, 2007, the Company sold all 20,000,000 shares of the Tamaya Resources Limited Stock that it owned.  In 2008, Tamaya and Iberian Resources filed for bankruptcy in Australia.  In 2009, the bankruptcy administrators sold the shares of Sipan 1, LLC to Terranova Overseas company organized in the United Arab Emirates  which, on information and belief, includes local and foreign investors and  which also assumes the continuing obligations of Sipan 1, LLC to Global Gold. .  The Company has taken action to protect its rights.  On information and belief, the license for Lichkvadz-Tei was terminated by Armenian authorities in March 2009 and is now in litigation.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

(4) CHILE PROPERTIES

The Company operates an office in Santiago, Chile which is engaged in exploration activities, development of mining projects, and acquisition review. A map showing the location of the property in Chile (below) and other information about the properties are located on the Company's website.

Pureo

The Pureo property is located in south central Chile, near Valdivia, and approximately 700 km south of Santiago.  The property consists of approximately 8,200 hectares.  The geographic coordinates of the central part of the property are approximately 39°00’S and 72°00’W.  Access to the property is by paved roads and gravel roads.  Infrastructure at the site includes electrical power, cell phone network and road building equipment.  Water, both industrial and potable, is drawn from wells.  The Company has a hanger and bulldozer at the property.

The property is underlain by metamorphic and crystalline rocks of Paleozoic age, including sericite schist, black to blue shale, altered sandstone and andesite.  These rocks comprise the basement rock assemblage in the area.  In general, these rocks are foliated and, in places, are intruded by granite, granodiorite and dioritic dikes.

The Pureo property is mainly a placer deposit which will be mined using an open pit.  The Company’s claims are National exploitation licenses which carry definitive rights as long as the fees are paid.  The Company is required to pay governmental fees are approximately $30,000 per year.  If gold production is more than the $30,000 in value, then this amount is refunded.  The property is subject to a 17% Net Profits tax on production.  As of December 31, 2009, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2009, the Company has spent approximately $495,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms: equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 3 years as well as a mutually agreed exploration program to establish proven reserves, and if that is successful, two additional plants/operations will be financed; and from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian 43-101 standards in 5 years. The definitions of proven and probable reserves in NI 43-101 reports differ from the definitions in SEC Industry Guide 7.  Also, the SEC does not recognize the terms “measured resources and indicated resources” or “inferred resources” which are used in NI 43-101 reports.  The Company has completed a geological report on the property.

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

Quijano shall be entitled a 3% NSR royalty interest in all metals produced from the properties retained in GGV up to a maximum of 27 million Euros, subject to Quijano’s initial repayment of $200,000 to Global Gold. For three years,  GGV or its designee shall have a right of first refusal on any bona fide offers for all or any part of the properties transferred to Quijano (to be exercised within five (5) days).  For three years, Quijano shall also have a right of first refusal on any bona fide offers for all or any part of the properties retained by GGV or its designee (to be exercised within twenty (20) days).

In 2009, the Company continued to plan its mining options, including plant systems for the Guadaloupe site identified to begin.

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

After certain exploration activities, including limited drilling in 2005, the Company determined that it should discontinue its exploration operations at Santa Candelaria, and wrote down its investment. Further, on January 13, 2006, Minera Global entered into a purchase, option, and royalty agreement with Mr. Adrian Soto Torino, a citizen of Chile ("AST") to transfer the mining concessions Candelaria 1, 2, and 3 to AST to mine the gold property and pay Minera Global a net smelter royalty of 10% until such time as Minera Global has been paid $75,000 and thereafter a net smelter royalty of 2% for the life of the mine. All liabilities and fees associated with the property are the responsibility of AST, and Minera Global retains the option to reacquire the mining concession upon 60 days notice and payment of 1,000,000 Chilean pesos (approximately $2,000 USD using exchange rates at December 31, 2009).

See Item 1A “Risk Factors”, below.

(5) CANADA PROPERTIES

A map showing the location of the properties in Canada and other information about the properties are located on the Company's website.  The Company has phased out its Canadian properties, retaining a royalty interest in the Cochrane Pond property in Newfoundland.

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

The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental and safety performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. The Company has budgeted approximately $102,000 for environmental compliance in 2008 of which it has made payments of approximately $42,000 to Armenian governmental agencies for environmental compliance and have accrued approximately $60,000 which remain unpaid as of the date of this filing.  The Company did not mine ore in 2009 so it did not have any additional environmental dues for 2009.  The cost for the Company to maintain environmental compliance has had no substantial limitation or restriction upon our ability to carry out our mining operations.

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

LIQUIDITY RISK – GOING CONCERN

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.   As such, our independent registered public accounting firm has concluded that additional revenue arrangements or financing is needed to enable us to fund our future operations, which raises substantial about our ability to operate as a going concern, and accordingly has included this uncertainty in their report on our December 31, 2009 consolidated financial statements.

COMPETITION

There is intense competition in the mining industry. The Company is competing with larger mining companies, many of which have substantially greater financial strengths, and capital, marketing and personnel resources than those possessed by the Company.  Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees.  The Company’s long term presence and the expertise and knowledge of its personnel in Armenia and in Chile allow it to compete with companies with greater resources.

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

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently pending for 2010.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 2,611,453 (6.35%), and 3,150,000 (7.65%) shares, respectively, or a total of 5,761,453 (14.00%) shares, out of the 41,152,856 shares of the Company's Common Stock issued and outstanding as of December 31, 2009.  The two Company officers, director Nicholas J. Aynilian who owns 1,027,002 (2.50%) and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 (3.40%) shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Firebird Management, LLC owns a total of 13,438,167 (32.65%) shares, Farallon Capital owns a total of 2,586,399 (6.28%), and Persistency Capital owns a total of 2,000,000 (4.86%), out of the 41,152,856 shares, of the Company's Common Stock issued and outstanding as of December 31, 2009.

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

ITEM 3. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently pending for 2010.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

The Company is aware that another company based in Hong Kong began publicly trading shares in the U.S. with the name Globalgold Corp.  The Company’s counsel has sent the other company a cease and desist letter for using the similar name and request that it change its name.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

PART II

ITEM 4. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS

ISSUER PURCHASES OF EQUITY SECURITIES

(a) Shares of the Company's Common Stock trade on the OTC Bulletin Board under the symbol "GBGD." The range of high and low bid information for each quarterly period during 2008 and 2009 were as follows:

	2008		2009

Quarter	High*	Low*	High*	Low*

1st	$0.70	$0.35	$0.20	$0.05
2nd	$0.48	$0.20	$0.20	$0.05
3rd	$0.51	$0.03	$0.20	$0.08
4th	$0.47	$0.06	$0.29	$0.10

* These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.  Source: Yahoo Finance

As of April 13, 2010, the Company had 41,152,856 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of April 13, 2010, there were approximately 1,292 holders of record of shares of the Company's Common Stock.

(c) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2009.

			Remaining available for
	Number of Securities to	Weighted average exercise	issuance under equity
	be issued upon exercise	price of outstanding	compensation plans
	of oustanding options,	options, warrants and	(excluding securities
	warrants and right	rights	reflected in column
Plan Category	(a) (#)	(b) ($)	(a)) (c ) (#)

Equity compensation plans (1)
approved by security holders	2,454,167	$0.61	545,833

Equity compensation plans not
approved by security holders	0	0	0

Total:	2,454,167		545,833

(1) The Company's 2006 Stock Incentive Plan - On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and will expire on June 15, 2016. On June 15, 2006, the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman. On September 18, 2006, the Company granted options to buy 200,000 shares of common stock, at an exercise price of $1.25 per share, to the then Chief Operating Officer, Michael T. Mason.  On January 1, 2007, the Company granted options to buy 83,334 shares of common stock, at an exercise price of $0.88 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian.  On January 11, 2007, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.86 per share.  On June 15, 2007, the Company granted options to buy 116,666 shares of common stock, at an exercise price of $0.83 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian.  On June 15, 2007, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.83 per share, to the Chief Financial Officer, Jan Dulman.  On June 20, 2007, Michael T. Mason, the Company’s President, resigned from his position and forfeited options to buy 100,000 shares of common stock, at an exercise price of $1.25 and his additional vested options to buy 100,000 shares of common stock have expired unexercised as of December 31, 2008.  On October 1, 2007, the Company granted options to buy 15,000 shares of common stock, at an exercise price of $1.00 per share, to a consultant, Paul Airasian, which expired on December 31, 2009.  On April 8, 2008, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.45 per share.  On March 31, 2009, three months after the termination of his employment, Hrayr Agnerian’s vested options to buy 200,000 shares of common stock have expired unexercised according to the terms of his employment agreement.  On May 18, 2009, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.20 per share. On May 18, 2009, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 166,667 shares of common stock of the Company at $0.20 per share vesting on November 18, 2009.  On May 18, 2009, the Company granted to Courtney Fellowes, the Company’s Vice President of Business Development and Investor Relations, stock options to purchase 100,000 shares of common stock of the Company at $0.20 per share vesting on June 18, 2009.  On August 12, 2009, the Company granted to Jan Dulman, the Company’s Chief Financial Officer,  stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement.

ITEM 5. SELECTED FINANCIAL DATA

Not applicable

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2009 AND TWELVE-MONTHS ENDED DECEMBER 31, 2008

During the twelve-month period ended December 31, 2009, the Company's administrative and other expenses were $2,151,692 which represented a decrease of $1,395,260 from $3,546,952 in the same period last year. The expense decrease was primarily attributable to lower stock compensation expense of $612,727 less than the prior year’s period, compensation expense of $582,317 less than the prior year’s period, legal fees of $80,699 less than the prior year’s period, and travel expenses of $12,984 less than the prior year’s period.

During the twelve-month period ended December 31, 2009, the Company's mine exploration costs were $665,453 which represented a decrease of $2,461,813 from $3,127,266 in the same period last year. The expense decrease was primarily attributable to the decreased mining activity at the Canadian properties of $30,303, Marjan property of $425,013, Tukhmanuk property of $1,697,722, the Getik property of $98,877, and at the Chilean property of $209,898.

During the twelve-month period ended December 31, 2009, the Company's amortization and depreciation expenses were $1,163,653 which represented a decrease of $57,838 from $1,221,491 in the same period last year. The expense decrease was primarily attributable to the decreased depreciation expense of $31,171, and the decreased amortization of licenses of $26,667.

During the twelve-month period ended December 31, 2009, the Company had interest expenses of $559,407 which represented an increase of $372,399 from $187,008 in the same period last year.  The expense increase was attributable to an increase in interest expense of $271,997 on note payable to directors and an increase interest expense of $100,402 on a secured line of credit both due to additional borrowings.

During the twelve-month period ended December 31, 2009, the Company had revenue of $136,641 which represented an increase of $122,430 from $14,211 in the same period last year.  The increase in revenue is primarily attributable to an increase in sales of gold concentrate of $136,641 offset by a decrease in royalty income of $14,211.

The Company had a gain from a nonrefundable deposit on a joint venture in 2009 of $50,000 compared to a loss from sale of joint ventures in 2008 of $765,264.  The difference is due to the Company in 2008 selling its interest in the Ipun and Chiloe island properties in Chile at a loss of $387,764 and its interest in the Cochrane Pond property in Canada at a loss of $377,500.

The Company had interest income of $155 in 2009 which represented a decrease of $2,409 from $2,564 from the same period last year.   The decrease is attributable to lower average cash balance in the United States bank accounts and lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of December 31, 2009, the Company's total assets were $6,256,393, of which $29,551 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2010 is:

(a) To expand the Tukhmanuk plant capacity to 300,000 tonnes per year, to continue and to expand gold and silver production at the Tukhmanuk property in Armenia, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, silver and other reserves;

(b) To generate revenue by production at an initial site selected Guadalupe, of the over 20 potential sites identified, at the Pureo property in Chile through the Company’s Global Gold Valdivia subsidiary and conduct further development, exploration, and mining at these properties;

(c) To review and acquire additional mineral bearing properties; and

(d) Pursue additional financing through private placements, debt and/or joint ventures.

The Company retained the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia. This agreement is governed by New York law and includes New York courts as choice of forum. On October 2, 2006, Vedanta Resources Plc announced that its tender offer to take control of Sterlite Gold Ltd. was successful which made it a successor to the twenty percent participation with Sterlite Gold Ltd. In September 2007, Vedanta (and Sterlite) announced that they had closed a stock sale transaction with GeoProMining Ltd., which made GeoProMining Ltd. and its affiliates the successors to the 20% participation right.  The Company is now reviewing legal options to enforce the 20% right.

The Company retains the right to participate up to 20% in any new projects undertaken by the Armenian company Sipan 1, LLC and successors to and affiliates of Iberian Resources Limited, which merged with Tamaya Resources Limited, in Armenia until August 15, 2015.  In addition, the Company has a 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties in a 20 kilometer radius of the town of Aigedzor in southern Armenia.  On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited.  However, as of December 31, 2008, Iberian Resources and Tamaya filed for bankruptcy in Australia and the Company has taken action to protect its rights.  In 2009, the bankruptcy administrators sold the shares of Sipan 1, LLC to Terranova Overseas company organized in the United Arab Emirates  which, on information and belief, includes local and foreign investors and  which also assumes the continuing obligations of Sipan 1, LLC to Global Gold.

The Company also anticipates spending additional funds in Armenia and Chile for further exploration and development of its other properties as well as acquisition of new properties.  The Company is also reviewing new technologies in exploration and processing.  The Company anticipates that it will issue additional equity or debt to finance its planned activities.  The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 4,750,000 shares of Common Stock of the Company at an exercise price of $0.15 per share, which expire on December 9, 2013.  If these Warrants were exercised in full, the Company would receive $712,500 in gross proceeds.

The Company may engage in research and development related to exploration and processing at Tukhmanuk during 2010, and anticipates purchasing processing plant and equipment assets.

The Company has received a going concern opinion from its independent public accounting firm.  This means that our auditors believe that there is doubt that we can continue as an on-going business for the next twelve months unless we raise additional capital to pay our bills.  This is because the Company has not generated any substantial revenues.  The Company has been able to continue based upon its receipt of funds from the issuance of equity securities and by acquiring assets or paying expenses by issuing stock, debt, or sale of assets. The Company's continued existence is dependent upon its continued ability to raise funds through the issuance of securities. Management's plans in this regard are to obtain other financing until profitable operation and positive cash flow are achieved and maintained.

See “Subsequent Events” section for information regarding financing closed with Industrial Minerals, SA (“IM”) and Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  Besides these two financings, there are no firm commitments from third parties to provide additional financing and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

CRITICAL ACCOUNTING POLICIES

Stock Based Compensation - The Company periodically issues shares of Common Stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.  The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company accounts for the grant of stock and warrant awards in accordance with ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable.  In addition, option models require the input of highly subjective assumptions including the expected stock price volatility.

For the years ended December 31, 2009 and 2008, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the years ended December 31, 2009 and 2008 was $419,192 and $1,031,919, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, "Comprehensive Income."  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2009 and 2008.

	Year Ending December 31,

	2009	2008

Net loss	$(4,320,561)	$(8,953,114)
Unrealized gain (loss) arising
during year	$(499,107)	$1,195,490

Comprehensive loss	$(4,819,668)	$(7,757,624)

Acquisition, Exploration and Development Costs - Mineral property acquisition costs are capitalized. Additionally, mine development costs incurred either to develop new ore deposits and constructing new facilities are capitalized until operations commence.  All such capitalized costs are amortized using a straight-line basis on a range from 1-10 years, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of an ore body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

ITEM 6A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet as of December 31, 2009 at $772,298 and $32,855, respectively, and unprocessed ore and gold concentrate of $796,235 and $98,311, respectively, as of December 31, 2008 with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2009 and December 31, 2008.  As of December 31, 2009 and December 31, 2008, the Company had approximately $250 and $10,000, respectively, in Armenian bank deposits and $21,000 and $27,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2009 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

ITEM 7. FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, notes thereto and report of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2009 and December 31, 2008, by Sherb & Co, LLP, are attached hereto as a part of, and at the end of, this report.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of December 31, 2009, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company's internal control over financial reporting, have concluded that the Company's internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 8B. OTHER INFORMATION

Not Applicable

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 9 is incorporated by reference from the Company's Proxy Statement relating to the 2010 Annual Meeting of Stockholders scheduled to be held on or around June 18, 2010.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item 10 is incorporated by reference from the Company's Proxy Statement relating to the 2010 Annual Meeting of Stockholders scheduled to be held on or around June 18, 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning required by this Item 11 is incorporated by reference from the Company's Proxy Statement relating to the 2010 Annual Meeting of Stockholders scheduled to be held on or around June 18, 2010.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 12 is incorporated by reference from the Company's Proxy Statement relating to the 2010 Annual Meeting of Stockholders scheduled to be held on or around June 18, 2010.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement relating to the 2010 Annual Meeting of Stockholders scheduled to be held on or around June 18, 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including the report of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2009 and December 31, 2008.

(b) Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Employment Agreement, dated as of January 1, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (3)

Exhibit 10.2	Labrador Uranium Claims Agreement, dated January 18, 2007. (4)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (5)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (6)

Exhibit 10.5	Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Jan Dulman. (7)

Exhibit 10.6	Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Lester Caesar. (8)

Exhibit 10.7	Amended Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (9)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (10)

Exhibit 10.9	Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (11)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (12)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (13)

Exhibit 10.12	Amended Terms for Options on Chiloe and Ipun Island Properties dated March 31, 2008 and confirmed April 8, 2008. (14)

Exhibit 10.13	Chiloe and Ipun Island Properties Sale Agreement dated as of October 3, 2008. (15)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (16)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (17)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (18)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (19)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Mining, LLC and Ashot Boghossian. (20)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (21)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (22)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation. (23)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (24)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (25)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (26)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (27)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (28)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (29)

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(18) Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on July 29, 2009.

(19) Incorporated herein by reference to Exhibit 10.10 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(20) Incorporated herein by reference to Exhibit 10.11 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(21) Incorporated herein by reference to Exhibit 10.12 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(22) Incorporated herein by reference to Exhibit 10.13 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(23) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on November 19, 2009.

(24) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2009.

(25) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 2, 2010.

(26) Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on March 2, 2010.

(27) Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on March 2, 2010.

(28) Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on March 25, 2010.

(29) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION (Registrant)

By:	/s/ Van Z. Krikorian
Van Z. Krikorian, Chairman, Chief Executive Officer and Director

April 15, 2010 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	4/15/10	/s/ Van Z. Krikorian	4/15/10
Jan Dulman Chief Financial Officer		Van Z. Krikorian, Chairman, Chief Executive Officer and Director

/s/ Drury J. Gallagher	4/15/10	/s/ Nicholas J. Aynilian	4/15/10
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Lester S. Caesar	4/15/10	/s/ Harry Gilmore	4/15/10
Lester S. Caesar		Harry Gilmore
Controller		Director

/s/ Ian C. Hague	4/15/10
Ian C. Hague
Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page
Report of Independent Registered Public Accounting
Firm - for the years ended December 31, 2009 and 2008	F-1

Consolidated Balance Sheets - as of December 31, 2009 and 2008	F-2

Consolidated Statements of Operations and Comprehensive Loss -
for the years ended December 31, 2009 and 2008 and the development
stage period from January 1, 1995 through December 31, 2009	F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
- for the development stage period from January 1, 1995
through December 31, 2009	F-4 to F-6

Consolidated Statements of Cash Flows - for the years ended
December 31, 2009 and 2008 and the development stage
period from January 1, 1995 through December 31, 2009	F-7

Notes to Consolidated Financial Statements	F-8 to F-28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Global Gold Corporation and Subsidiaries (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Global Gold Corporation and Subsidiaries (An Exploration Stage Company) (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the years ended December 31, 2009 and 2008. We did not audit the period beginning January 1, 1995 through December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

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
April 15, 2010

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2009	2008
CURRENT ASSETS:
Cash	$29,551	$228,371
Inventories	946,369	1,057,833
Tax refunds receivable	147,919	178,909
Prepaid expenses	2,986	8,459
Other current assets	10,173	39,141
TOTAL CURRENT ASSETS	1,136,998	1,512,713

LICENSES, net of accumulated amortization of $1,876,971 and $1,412,340, respectively	2,996,130	3,460,761
DEPOSITS ON CONTRACTS AND EQUIPMENT	369,425	440,510
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $1,982,761 and $1,591,207, respectively	1,753,840	2,802,415

	$6,256,393	$8,216,399
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,085,172	$1,722,391
Wages payable	1,174,547	131,243
Deposit payable	-	150,000
Secured line of credit - short term portion	486,800	389,099
Current portion of note payable to Directors	4,183,239	970,890
TOTAL CURRENT LIABILITIES	7,929,758	3,363,623

SECURED LINE OF CREDIT - LONG TERM PORTION	57,111	286,943
NOTE PAYABLE TO DIRECTORS	729,167	2,625,000

TOTAL LIABILITIES	8,716,036	6,275,566

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock $0.001 par, 100,000,000 shares authorized; 41,152,856 and 39,187,023
at December 31, 2009 and December 31, 2008, respectively, shares issued and outstanding	41,153	39,187
Additional paid-in-capital	31,399,576	30,982,350
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(33,800,807)	(29,480,246)
Accumulated other comprehensive income	2,808,083	3,307,190

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,459,643)	1,940,833

	$6,256,393	$8,216,399

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount
			from
	Year Ended		January 1, 1995
	December 31,		through
	2009	2008	December 31, 2009
			(Unaudited)

REVENUES	$136,641	$14,211	$192,685

COST OF GOODS SOLD	63,812	-	63,812

GROSS PROFIT	72,829	14,211	128,873

EXPENSES:
General and administrative	2,151,692	3,546,952	19,670,479
Mine exploration costs	665,453	3,127,266	13,874,166
Amortization and depreciation	1,163,653	1,221,491	4,069,329
Write-off on investment	40,882	-	176,605
Gain on sale of investment	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	(50,000)	765,264	(2,423,701)
Interest expense	559,407	187,009	1,020,415
Bad debt expense	-	151,250	151,250
Loss on foreign exchange	12,458	-	193,852
Gain on extinguishment of debt	(150,000)	(29,343)	(289,766)
Interest income	(155)	(2,564)	(357,393)

TOTAL EXPENSES	4,393,390	8,967,325	33,305,459

Loss from Continuing Operations	(4,320,561)	(8,953,114)	(33,176,586)
			`
Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss Applicable to Common Shareholders	(4,320,561)	(8,953,114)	(33,800,807)

Foreign currency translation adjustment	(499,107)	1,195,490	2,454,607
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	$(4,819,668)	$(7,757,624)	$(30,992,724)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.11)	$(0.26)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	40,029,438	34,251,122

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
( An Exploration Stage Enterprise )

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

				Deficit
				Accumulated		Accumulated
			Additional	Prior to and During		Other	Total
	Common Stock		Paid-in	the Development	Treasury	Comprehensive	Stockholders'
	Shares	Amount	Capital	Stage	Stock	Income (Loss)	Equity

Balance from February 21, 1980 to December 31, 1994
(Note 1) (Unaudited)	898,074	$89,807	$3,147,693	$(2,907,648)	$-	$-	$329,852

Adjustment for the restatement of par value	-	(88,909)	88,909	-	-	-	-
Issuance of stock for acquisition of Eyre
Recources, N.L.	1,000,000	1,000	849,000	-	-	-	850,000
Proceeds received from private placement	200,000	200	421,373	-	-	-	421,573
Net loss	-	-	-	(361,345)	-	-	(361,345)

Balance as December 31, 1995 (Unaudited)	2,098,074	2,098	4,506,975	(3,268,993)	-	-	1,240,080

Warrants exercised	40	-	100	-	-	-	100
Net loss	-	-	-	(668,577)	-	-	(668,577)

Balance as of December 31, 1996 (Unaudited)	2,098,114	2,098	4,507,075	(3,937,570)	-	-	571,603

Issuance of common stock	2,250,000	2,250	222,750	-	-	-	225,000
Net loss	-	-	-	(690,747)	-	-	(690,747)

Balance as of December 31, 1997 (Unaudited)	4,348,114	4,348	4,729,825	(4,628,317)	-	-	105,856

Net income	-	-	-	34,944	-	-	34,944

Balance as of December 31, 1998 (Unaudited)	4,348,114	4,348	4,729,825	(4,593,373)	-	-	140,800

Purchase of treasury stock	-	-	-	-	(60,000)	-	(60,000)
Unrealized loss on investment	-	-	-	-	-	(16,000)	(16,000)
Net loss	-	-	-	(93,826)	-	-	(93,826)

Balance as of December 31, 1999 (Unaudited)	4,348,114	4,348	4,729,825	(4,687,199)	(60,000)	(16,000)	(29,026)

Issuance of common stock in connection
with settlement	20,000	20	1,980	-	-	-	2,000
Cancellation of treasury stock	(1,000,000)	(1,000)	(59,000)	-	60,000	-	-
Settlement of accrued salary	1,000,000	1,000	161,500	-	-	-	162,500
Sale of warrants	-	-	650	-	-	-	650
Unrealized loss on investment	-	-	-	-	-	(90,000)	(90,000)
Net loss	-	-	-	(33,341)	-	-	(33,341)

Balance as December 31, 2000 (Unaudited)	4,368,114	4,368	4,834,955	(4,720,540)	-	(106,000)	12,783

Net loss	-	-	-	(26,832)	-	-	(26,832)
Unrealized loan on investment	-	-	-	-	-	(15,000)	(15,000)

Balance as of December 31, 2001 (Unaudited)	4,368,114	4,368	4,834,955	(4,747,372)	-	(121,000)	(29,049)

Issuance of common stock for compensation	200,000	200	9,800	-	-	-	10,000
Net loss	-	-	-	(60,113)	-	-	(60,113)
Unrealized gain on investment	-	-	-	-	-	247,406	247,406

Balance as of December 31, 2002 (Unaudited)	4,568,114	4,568	4,844,755	(4,807,485)	-	126,406	168,244

Issuance of common stock for cash:
at $0.25 per share, January	350,000	350	87,150	-	-	-	87,500
at $0.25 per share, July	1,000,000	1,000	231,500	-	-	-	232,500
at $0.50 per share, October	100,000	100	46,400	-	-	-	46,500
at $0.50 per share, October	400,000	400	185,600	-	-	-	186,000
Issuance of common stock for compensation:
at $0.25 per share, February	1,800,000	1,800	(1,800)	-	-	-	-
at $0.25 per share, June	900,000	900	(900)	-	-	-	-
at $0.25 per share, December	90,000	90	(90)	-	-	-	-
Amortization of deferred compensation	-	-	165,802	-	-	-	165,802
Issuance of common stock for services:
at $0.25 per share, January	500,000	500	24,500	-	-	-	25,000
at $0.25 per share, April	250,000	250	62,250	-	-	-	62,500
Shares cancelled in September, which were
issued in January	(500,000)	(500)	(24,500)	-	-	-	(25,000)
Shares issued at $0.25 per share for
accounts payable in April	100,000	100	24,900	-	-	-	25,000
Fractional share adjustment	20	-	-	-	-	-	-
Unrealized gain on investment	-	-	-	-	-	(95,278)	(95,278)
Net loss	-	-	-	(616,820)	-	-	(616,820)
Balance as of December 31, 2003 (Unaudited)	9,558,134	9,558	5,645,567	(5,424,305)	-	31,128	261,948
Issuance of common stock for compensation	250,000	250	(250)				-
Forfeiture of common stock for compensation	(526,833)	(527)	527				-
Sale of common stock	3,000,000	3,000	1,482,000	-	-	-	1,485,000
Issuance of common stock for services	90,000	90	(90)				-
Issuance of common stock for payable	240,000	240	113,260				113,500
Amortization of unearned compensation			316,756				316,756
Net loss				(688,039)	-		(688,039)
Unrealized gain on investment	-	-	-	-	-	(31,128)	(31,128)

Balance as of December 31, 2004 (Unaudited)	12,611,301	12,611	7,557,770	(6,112,344)	-	-	1,458,037

Issuance of common stock for compensation:
at $0.50 per share, January	850,000	850	(850)	-	-	-	-
at $1.00 per share, June	170,000	170	(170)	-	-	-	-
at $1.50 per share, December	45,000	45	(45)	-	-	-	-
Sale of common stock	4,000,000	4,000	2,996,000	-	-	-	3,000,000
Less: Selling expense for sale of common stock		-	(39,000)				(39,000)
Exercise of warrants	220,000	220	54,780				55,000
Amortization of unearned compensation			292,994				292,994
Net loss				(2,309,187)			(2,309,187)
Foreign currency translation adjustment	-	-	-	-	-	(38,511)	(38,511)

Balance as of December 31, 2005 (Unaudited)	17,896,301	17,896	10,861,479	(8,421,531)	-	(38,511)	2,419,333

Issuance of common stock for compensation:
at $1.50 per share, February	274,000	274	35,726	-	-	-	36,000
at $1.70 per share, June	925,000	925	(925)	-	-	-	-
at $1.25 per share, September	200,000	200	(200)	-	-	-	-
Forfeiture of common stock for compensation	(40,000)	(40)	40				-
Issuance of common stock for payable:
at $1.15 per share, January	100,000	100	114,900				115,000
Sale of common stock	10,400,000	10,400	12,989,588	-	-	-	12,999,988
Less: Selling expense for sale of common stock		-	(764,957)				(764,957)
Issuance of options for compensation			225,894				225,894
Exercise of warrants	3,000,000	3,000	2,247,000				2,250,000

Accrual of stock bonuses issued in 2007			(27,950)				(27,950)
Amortization of unearned compensation			1,017,742				1,017,742
Net loss				(5,296,370)			(5,296,370)
Other comprehensive income	-	-	-	-	-	842,731	842,731

Balance as of December 31, 2006	32,755,301	32,755	26,698,337	(13,717,901)	-	804,220	13,817,411

Issuance of common stock for compensation:
at $0.88 per share, January 1	83,334	83	(83)	-	-	-	-
at $0.86 per share, January 11	50,000	50	(50)	-	-	-	-
at $0.83 per share, June	286,666	287	(287)	-	-	-	-
Forfeiture of common stock for compensation	(172,500)	(173)	(3,786)				(3,958)
Issuance of common stock for payable:
at $2.00 per share, September (2006)	500,000	500	999,500				1,000,000
at $0.86 per share, January	63,250	63	54,332				54,395
at $0.85 per share, April	150,000	150	127,350				127,500
Issuance of options for compensation			481,446				481,446
Exercise of warrants	150,000	150	16,350				16,500
Accrual of stock bonuses issued in 2008			(14,850)				(14,850)
Accrual of interest on note			(26,612)				(26,612)
Amortization of unearned compensation			986,500				986,500
Net loss				(9,716,880)			(9,716,880)
Other comprehensive income	-	-	-	-	-	1,307,480	1,307,480

Balance as of December 31, 2007	33,866,051	33,866	29,318,147	(23,434,781)	-	2,111,700	8,028,932

Issuance of common stock for compensation:
at $0.17 per share, November 11	200,000	200	33,800	-	-	-	34,000
at $0.10 per share, December 10	20,000	20	(20)	-	-	-	-
Issuance of common stock for payable:
at $0.55 per share, February 11	153,750	154	84,409				84,563
at $0.17 per share, November 11	100,000	100	16,900				17,000
Issuance of options for compensation			279,925				279,925
Conversion of note receivable into shares	(152,778)	(153)	(48,750)				(48,903)
Issuance of common stock for acquistion:
at $0.45 per share, April 8	250,000	250	112,250				112,500
Accrual of interest on note			(2,555)				(2,555)
Sale of common stock	4,750,000	4,750	470,250	-	-	-	475,000
Amortization of unearned compensation			717,994				717,994
Net loss				(8,953,113)			(8,953,113)
Other comprehensive income	-	-	-	-	-	1,195,490	1,195,490

Balance as of December 31, 2008	39,187,023	39,187	30,982,350	(32,387,894)	-	3,307,190	1,940,833

Issuance of common stock for compensation:
at $0.20 per share, May 18	333,333	333	(333)	-	-	-	-
at $0.10 per share, July 1	1,387,500	1,388	(1,388)	-	-	-	-
at $0.14 per share, August 1	245,000	245	(245)	-	-	-	-
Issuance of options for compensation			130,273				130,273
Amortization of unearned compensation			288,919				288,919
Net loss				(4,320,561)			(4,320,561)
Other comprehensive income (loss)	-	-	-	-	-	(499,107)	(499,107)

Balance as of December 31, 2009	41,152,856	$41,153	$31,399,576	$(36,708,455)	$-	$2,808,083	$(2,459,643)

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	Year Ended		January 1, 1995
	December 31,		through
	2009	2008	December 31, 2009
			(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(4,320,561)	$(8,953,114)	$(33,800,808)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	288,919	717,994	3,786,707
Stock option expense	130,273	279,925	1,117,538
Amortization expense	464,631	491,298	2,102,655
Depreciation expense	699,022	730,193	2,192,582
Accrual of stock bonuses	-	-	56,613
Write-off of investment	40,882	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Loss/(Gain) from investment in joint ventures	-	765,264	(2,373,701)
Gain on extinguishment of debt	(150,000)	(29,343)	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	151,250	151,250
Other non-cash expenses	-	(17,458)	155,567
Changes in assets and liabilities:
Other current and non current assets	207,100	166,946	(1,807,187)
Accounts payable and accrued expenses	362,781	302,178	2,592,790
Accrued interest	499,300	187,009	686,309
Wages payable	1,043,304	131,243	1,174,547

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(734,349)	(5,076,615)	(26,620,269)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(115,349)	(703,051)	(4,135,919)
Proceeds from sale of Armenia mining interest	-	-	2,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold		-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	(9,000)	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	(115,349)	(712,051)	(2,056,361)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	475,000	18,155,104
Repurchase of common stock	-	-	(25,000)
Secured line of credit	(172,426)	655,291	482,865
Note payable to Directors	857,510	3,429,633	4,264,925
Warrants exercised	-	-	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	685,084	4,559,924	25,200,144

EFFECT OF EXCHANGE RATE ON CASH	(34,206)	1,159,081	3,494,685

NET (DECREASE)INCREASE IN CASH	(198,820)	(69,661)	18,199

CASH AND CASH EQUIVALENTS - beginning of period	228,371	298,032	11,352

CASH AND CASH EQUIVALENTS - end of period	$29,551	$228,371	$29,551

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$60,107	$-	$75,529

Noncash Transactions:

Stock issued for deferred compensation	$239,717	$36,000	$3,869,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$112,500	$1,227,500
Stock issued for accounts payable	$-	$17,000	$25,000
Shares cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these audited financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

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

In Chile, the Company’s focus is primarily on the exploration, development and production of gold at the Pureo property in south central Chile, near Valdivia.  The Company is also engaged in identifying exploration and production opportunities at other locations in Chile.

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

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  See Subsequent Events for an update on the Marjan JV and Marjan license.

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

 The accompanying consolidated financial statements present the available development stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2009.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis for Presentation - The consolidated financial statements at December 31, 2009 and 2008, and for the years then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage enterprise, has generated revenues of $192,685 (other than interest income, the proceeds from the sale of an interest in an Armenian mining venture with Iberian Resources Ltd., and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $33,800,000. Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2009 and 2008 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

e. Inventory - Inventory consists of the following at December 31, 2009 and 2008:

	2009	2008

Ore	$772,298	$796,235
Concentrate	32,855	98,311
Materials, supplies and other	141,216	163,287

Total Inventory	$946,369	$1,057,833

Ore inventory consists of unprocessed ore at the Tukhmanuk mining site in Armenia. The concentrate and unprocessed ore are stated at the lower of cost or market.

f. Deposits on Contracts and Equipment - The Company has made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment.

g. Tax Refunds Receivable - The Company is subject to Value Added Tax ("VAT tax") on all expenditures in Armenia at the rate of 20%. The Company is entitled to a credit against this tax towards any sales on which it collects VAT tax. The Company is carrying a tax refund receivable based on the value of its in-process inventory which it intends on selling in the next twelve months, at which time they will collect 20% VAT tax from the purchaser which the Company will be entitled to keep and apply against its credit.

h. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at December 31, 2009 and 2008 was 6,997,917 and 6,352,500, respectively.

i. Stock Based Compensation - The Company periodically issues shares of common stock for services rendered or for financing costs. Such shares are valued based on the market price on the transaction date.  The Company periodically issues stock options and warrants to employees and non-employees in non-capital raising transactions for services and for financing costs.

The Company accounts for the grant of stock and warrants awards in accordance with ASC Topic 718, Compensation – Stock Compensation (ASC 718).  ASC 718 requires companies to recognize in the statement of operations the grant-date fair value of warrants and stock options and other equity based compensation.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

For the years ended December 31, 2009 and 2008, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2009 and 2008 was $419,192 and $1,031,919, respectively. The expense for stock-based compensation is a non-cash expense item.

j. Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2009 and 2008.

	Year Ending December 31,

	2009	2008

Net loss	$(4,320,561)	$(8,953,114)
Unrealized gain (loss) arising
during year	$(499,107)	$1,195,490

Comprehensive loss	$(4,819,668)	$(7,757,624)

k. Income Taxes - Income taxes are accounted for in accordance with the provisions of FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

l. Acquisition, Exploration and Development Costs - Mineral property acquisition costs are capitalized. Additionally, mine development costs incurred either to develop new ore deposits and constructing new facilities are capitalized until operations commence.  All such capitalized costs are amortized using a straight-line basis on a range from 1-10 years, based on the minimum original license term at acquisition, but do not exceed the useful life of the capitalized costs.  Upon commercial development of an ore body, the applicable capitalized costs would then be amortized using the units-of-production method.  Exploration costs, costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates, at least quarterly, the carrying value of capitalized mining costs and related property, plant and equipment costs, if any, to determine if these costs are in excess of their net realizable value and if a permanent impairment needs to be recorded.  The periodic evaluation of carrying value of capitalized costs and any related property, plant and equipment costs are based upon expected cash flows and/or estimated salvage value in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long-Lived Assets."

m. Foreign Currency Translation - The assets and liabilities of non-U.S. subsidiaries are translated into U.S. Dollars at year-end exchange rates. Income and expense items are translated at average exchange rates during the year. Cumulative translation adjustments are shown as a separate component of stockholders' equity.

n. Principles of Consolidation - Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and more-than-50%-owned subsidiaries that it controls.   Inter-company balances and transactions have been eliminated in consolidation.

o. Depreciation, Depletion and Amortization - Capitalized costs are depreciated or depleted using the straight-line method over the shorter of estimated productive lives of such facilities or the useful life of the individual assets. Productive lives range from 1 to 20 years, but do not exceed the useful life of the individual asset. Determination of expected useful lives for amortization calculations are made on a property-by-property or asset-by-asset basis at least annually.

p. Impairment of Long-Lived Assets - Management reviews and evaluates the net carrying value of all facilities, including idle facilities, for impairment at least annually, or upon the occurrence of other events or changes in circumstances that indicate that the related carrying amounts may not be recoverable. We estimate the net realizable value of each property based on the estimated undiscounted future cash flows that will be generated from operations at each property, the estimated salvage value of the surface plant and equipment and the value associated with property interests. All assets at an operating segment are evaluated together for purposes of estimating future cash flows.

q. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At December 31, 2009 and 2008, amortization expense totaled $464,631 and $491,298, respectively.  Amortization expense over the next five years will be:

Year	Amount

2010	$464,632
2011	$464,632
2012	$464,632
2013	$464,632
2014	$464,632
thereafter	$672,970

r. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $60,000 as December 31, 2008 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.  The Company did not mine ore in 2009 so it did not have any additional environmental dues for 2009.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

s. Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  In 2009 and 2008, the Company recognized $136,641 and $0, respectively, of sales from its Tukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  In 2009 and 2008, the Company recognized $0 and $14,211, respectively, of royalty income from a 2.5% NSR royalty from Tamaya Resources Limited’s Lichkvadz-Tei and Terterasar properties in Armenia.

t. New Accounting Standards:

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

EITF Issue No. 07-5 (ASC 815), “Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5) was issued in June 2008 to clarify how to determine whether certain instruments or features were indexed to an entity’s own stock under EITF Issue No. 01-6 (ASC 815), “The Meaning of “Indexed to a Company’s Own Stock” (EITF 01-6) (ASC 815),. EITF 07-5(ASC 815), applies to any freestanding financial instrument (or embedded feature) that has all of the characteristics of a derivative as defined in FAS 133, for purposes of determining whether that instrument (or embedded feature) qualifies for the first part of the paragraph 11(a) scope exception. It is also applicable to any freestanding financial instrument (e.g., gross physically settled warrants) that is potentially settled in an entity’s own stock, regardless of whether it has all of the characteristics of a derivative as defined in FAS 133 (ASC 815), for purposes of determining whether to apply EITF 00-19 (ASC 815). EITF 07-5(ASC 815) does not apply to share-based payment awards within the scope of FAS 123(R), Share-Based Payment (FAS 123(R) (ASC 718)). However, an equity-linked financial instrument issued to investors to establish a market-based measure of the fair value of employee stock options is not within the scope of FAS 123(R) and therefore is subject to EITF 07-5(ASC 815).

In January 2009, the FASB issued FSP EITF 99-20-1 (ASC 325), to amend the impairment guidance in EITF Issue No. 99-20 (ASC 325) in order to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. This FSP amended EITF 99-20 (ASC 325) to more closely align the OTTI guidance therein to the guidance in Statement No. 115 (ASC 320, 10-35-31). Retrospective application to a prior interim or annual period is prohibited. The guidance in this FSP was considered in the assessment of OTTI for various securities at December 31, 2008.

On June 5, 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009. Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement of:

•	Management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;
•	Management’s assessment of the effectiveness of its internal control over financial reporting as of year- end; and
•	The framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows. In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value”, which provides amendments to subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: 1. A valuation technique that uses: a. The quoted price of the identical liability when traded as an asset b. Quoted prices for similar liabilities or similar liabilities when traded as assets. 2. Another valuation technique that is consistent with the principles of topic 820; two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99”,which represents technical corrections to topic 260-10-S99, Earnings per share, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees”. This update represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent)”, which provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures-Overall, for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments at the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be made by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued guidance for amendments to FASB Emerging Issues Task Force on EITF Issue No. 09-1 “Accounting for Own-Share Lending Arrangements in Contemplation of a Convertible Debt Issuance or Other Financing” (Subtopic 470-20) “Subtopic”. This accounting standards update establishes the accounting and reporting guidance for arrangements under which own-share lending arrangements issued in contemplation of convertible debt issuance. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2009. Earlier adoption is not permitted. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2009 and 2008.

	2009	2008

Property, plant and equipment	$3,736,601	$4,393,622
Less accumulated depreciation	(1,982,761)	(1,591,207)

	$1,753,840	$2,802,415

The Company had depreciation expense for the year ended December 31, 2009 and 2008 of $699,022 and $730,193, respectively.

 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2009 and 2008, the accounts payable and accrued expenses consisted of the following:

	2009	2008

Drilling work payable	$317,547	$292,417
Accounts payable	1,713,459	1,369,935
Accrued expenses	54,166	60,039

	$2,085,172	$1,722,391

5. DEPOSIT PAYABLE

On August 28, 2008, the Company received an advance of $150,000 from one of the Madre Gold, LLC members on the anticipated signing of the July 31, 2008 Agreement, as further described in the Agreements section below.   As of September 16, 2008, the agreement was terminated due to non performance of one of the closing obligations by one of the parties.  As partial compensation for the non-performing party’s breach of contract, the Company has retained this deposit as of the date of this filing.  The Company has written off the deposit to gain on extinguishment of debt as of December 31, 2009.

6.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit was for $656,631.  As of December 31, 2009, the Company had borrowings outstanding of $482,865 of which $479,294 is payable in 2010 and $3,571 is payable in 2011.  The credit accrues interest at approximately 15% per year.  The balance owed at December 31, 2009 was $543,911 which includes accrued interest of $61,046.

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

For the fiscal years end December 31, 2009 and 2008, all of the Company’s revenue was $136,641 and $14,211, respectively, which was all derived from Armenia.

The following summarizes identifiable assets by geographic area:

Assets table:
	Year Ending December 31,

	2009	2008

Armenia	$4,873,893	$5,896,980
Chile	1,351,831	1,991,088
Canada	-	40,882
United States	30,669	287,449

	$6,256,393	$8,216,399

The following summarizes operating losses before provision for income tax:

Net Loss table:
	Year Ending December 31,

	2009	2008

Armenia	$2,299,787	$5,118,743
Chile	291,072	865,482
Canada	40,882	405,085
United States	1,688,820	2,563,804

	$4,320,561	$8,953,114

8. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2009 and December 31, 2008.  As of December 31, 2009 and December 31, 2008, the Company had approximately $250 and $10,000, respectively, in Armenian bank deposits and $21,000 and $27,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2009 and as of the date of this filing.

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

On August 12, 2009, the Company finalized employment agreement amendments and extensions under the same terms of their current contracts which were approved on June 19, 2009 by the Company’s independent compensation committee of the board of director’s to retain key employees, for Messrs. Krikorian, Boghossian, Dulman and Caesar.  Annual compensation terms were not increased.  Mr. Krikorian’s employment agreement was extended for an additional 3 year term from July 1, 2009 through June 30, 2012 with an annual salary of $225,000 and Mr. Krikorian was granted 1,050,000 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement.  Mr. Boghossian’s employment agreement was extended for an additional 3 year term from July 1, 2009 through June 30, 2012 with an annual salary of $72,000 and Mr. Boghossian was granted 337,500 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement.  Mr. Dulman’s employment agreement was extended for an additional 3 year term from August 1, 2009 through July 31, 2012 with an annual salary of $150,000 and Mr. Dulman was granted 225,000 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement.  Mr. Dulman was also granted stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement.  Mr. Caesar’s employment agreement was extended for an additional year from August 1, 2009 through July 31, 2010 with an annual salary of $30,000 and Mr. Caesar was granted 20,000 shares of restricted common stock which will vest in equal semi-annual installments over the term of his employment agreement.  The option grant was made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan.  The restricted stock is subject to a substantial risk of forfeiture upon termination of employment with the Company during the term of the Employment Agreements.

Compensation expense for the years ended December 31, 2009 and 2008 was $1,732,148 and $2,927,192. The amount of total deferred compensation amortized for the years ended December 31, 2009 and 2008 was $288,919 and $717,994.

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2009.

Year	Amount

2010	$589,500
2011	447,000
2012	236,000
2013	-
2014	-

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promises to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague will have the right at any time to convert the terms of all or a portion of the Loan to the terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague on the anticipated signing of the July 31, 2008 Agreement.  On September 23, 2008, after the termination of the July 31, 2008 Agreement, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family.  At December 31, 2009 accrued interest was $516,258.

Pursuant to two short-term loan agreements dated April 14, 2009 for $32,000 and May 4, 2009 for $20,000 the Company borrowed a total of $52,000 from one of its directors, Nicholas J. Aynilian.  The terms of both agreements include an annual rate of 10% with repayment on the sooner of: (1) demand after June 6, 2009; or (2) from the proceeds of any financing the Company receives.  In addition, if the loans are not repaid by June 10, 2009, the lender will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  Accrued interest as of December 31, 2009 was $3,609.

 On April 16, 2009 and April 27, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $3,000 and $1,000, respectively, to the Company which have not been repaid as of the date of this filing.

On May 13, 2009, pursuant to a loan agreement, the Company borrowed $550,000 from two of its directors Ian Hague ($500,000) and Nicholas J. Aynilian ($50,000). The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after June 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by June 10, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.  Accrued as of December 30, 2009 was $34,959.

On August 27, 2009 and September 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $20,000 and $1,500, respectively, to the Company which have not been repaid as of the date of this filing.

On September 14, 2009, pursuant to a loan agreement, the Company borrowed $50,000 from one of its directors Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after November 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by December 1, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.  Accrued interest as of December 31, 2009 was $1,479.

On October 29, 2009, pursuant to a loan agreement, the Company borrowed $60,000 from one of its directors Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after December 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by December 31, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.  Accrued interest as of December 31, 2009 was $1,036.

On November 12, 2009, pursuant to a loan agreement, the Company borrowed $10,000 from one of its directors Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after January 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by December 31, 2009, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.  Accrued interest as of December 31, 2009 was $107.

On December 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $2,000 to the Company which has not been repaid as of the date of this filing.

On December 28, 2009, pursuant to a loan agreement, the Company borrowed $110,000 from one of its directors Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after February 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by January 31, 2010, the lenders will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders will also have the right until this and any other loans from you are repaid at any time to convert the terms of all or a portion of this or other loans made pursuant to the terms provided to any third party investor or lender financing the Company.  Accrued interest as of December 31, 2009 was $90.

As of December 31, 2009, the Company owes Drury Gallagher, the Company’s Director and Treasurer, approximately $13,350 for expense reimbursement which bears no interest.

As of December 31, 2009, the Company owes Ashot Boghossian, GGM’s Regional Director, approximately $65,700 for expense reimbursement which bears no interest.

As of December 31, 2009, the Company owes unpaid wages of approximately $399,195 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.

10. INCOME TAXES

Income taxes are accounted for in accordance with the provisions of FASB ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

At December 31, 2009, the Company had net deferred tax assets of $12,495,000. The Company has provided a valuation allowance, which increased during 2009 by $1,619,000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2009.

	2009	2008

Deferred tax assets:
Net operating loss carryforward	$12,048,000	$10,481,000
Stock option expense	447,000	395,000

Net deferred tax asset	12,495,000	10,876,000
Valuation allowance	(12,495,000)	(10,876,000)

	$-	$-

The provision for income taxes for year ended December 31, 2009 and 2008 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

	2009	2008

Income tax benefit computed at statutory rate	$1,512,000	$3,133,000
State tax benefit (net of federal)	216,000	448,000
Permanent differences (book stock comp versus
tax stock comp)	(109,000)	(7,000)
Increase in valuation allowance	(1,619,000)	(3,574,000)

Provision for income taxes	$-	$-

The Company had net operating loss carry forwards for tax purposes of approximately $28,500,000 at December 31, 2009 expiring at various dates from 2014 to 2029. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

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

On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and will expire on June 15, 2016. On June 15, 2006, the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman. On September 18, 2006, the Company granted options to buy 200,000 shares of common stock, at an exercise price of $1.25 per share, to the then Chief Operating Officer, Michael T. Mason.  On January 1, 2007, the Company granted options to buy 83,334 shares of common stock, at an exercise price of $0.88 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian.  On January 11, 2007, the Company issued as directors fees to each of the five directors (Nicholas J. Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 shares of Common Stock of the Company each at $.86 per share.  On June 15, 2007, the Company granted options to buy 116,666 shares of common stock, at an exercise price of $0.83 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian.  On June 15, 2007, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.83 per share, to the Chief Financial Officer, Jan Dulman.  On June 20, 2007, Michael T. Mason, the Company’s President, resigned from his position and forfeited options to buy 100,000 shares of common stock, at an exercise price of $1.25 and his additional vested options to buy 100,000 shares of common stock have expired unexercised as of December 31, 2008.  On October 1, 2007, the Company granted options to buy 15,000 shares of common stock, at an exercise price of $1.00 per share, to a consultant, Paul Airasian, which expired on December 31, 2009.  On April 8, 2008, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.45 per share.  On March 31, 2009, three months after the termination of his employment, Hrayr Agnerian’s vested options to buy 200,000 shares of common stock have expired unexercised according to the terms of his employment agreement.  On May 18, 2009, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.20 per share. On May 18, 2009, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 166,667 shares of common stock of the Company at $0.20 per share vesting on November 18, 2009.  On May 18, 2009, the Company granted to Courtney Fellowes, the Company’s Vice President of Business Development and Investor Relations, stock options to purchase 100,000 shares of common stock of the Company at $0.20 per share vesting on June 18, 2009.  On August 12, 2009, the Company granted to Jan Dulman, the Company’s Chief Financial Officer,  stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement.

On December 31, 2008, Warrants, that were previously extended through December 31, 2008, expired.

The Company estimates the fair value of stock options using a Black-Scholes valuation model and the following assumption terms: 1-3 years; interest rate: 5.0% to 5.7%; volatility: 100 - 160%. The expense is recorded in the Consolidated Statements of Operations.

The fair value of options granted at December 31, 2009 and 2008 was $154,167 and $100,000, respectively.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2009 and December 31, 2008, respectively.

	WARRANTS		OPTIONS		STOCK AWARDS

	Shares	Weighted	Shares	Weighted	Restricted	Weighted
	Underlying	Average	Underlying	Average	Stock	Average
	Warrants	Exercise Price	Warrants	Exercise Price	Awards	Market Price

Outstanding at December 31, 2007	3,466,666	$2.00	1,277,500	$0.93	5,384,668	$0.69
Granted	4,750,000	0.15	500,000	0.45	220,000	0.16
Canceled	(3,466,666)	2.00	(100,000)	1.25	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2008	4,750,000	$0.15	1,677,500	$0.90	5,604,668	$0.67
Granted	-	-	991,667	0.19	1,965,833	0.12
Canceled	-	-	(215,000)	0.86	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2009	4,750,000	$0.15	2,454,167	$0.61	7,570,501	$0.53

Vested shares and fair value	4,750,000	$0.15	2,247,917	$0.66	6,169,251	$0.63

In the twelve months ended December 31, 2009 and 2008, there were no options exercised.  The following is additional information with respect to the Company's options and warrants as of December 31, 2009.

WARRANTS
WARRANTS OUTSTANDING				EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Warrants	Life	Price	Warrants	Price

$ 0.15	4,750,000	3.94 years	$ 0.15	4,750,000	$ 0.15

OPTIONS
OPTIONS OUTSTANDING				EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Options	Life	Price	Options	Price

$ 0.63	2,454,167	7.29 years	$ 0.61	2,247,917	$ 0.66

The average intrinsic value of warrants and options exercisable at December 31, 2009 is $188. The average intrinsic value of warrants and options outstanding at December 31, 2009 is $2,250.

13. AGREEMENTS AND COMMITMENTS

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock at the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit). In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties.  With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007. The Company has not issued the initial 20,000 shares of Common Stock of the Company as of December 31, 2009, and has phased out of these properties.  The licenses have expired as of September 30, 2009.

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

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 6 months as well as a mutually agreed exploration program to establish proven reserves, if that is successful, two additional plants/operations will be financed; from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian National Instrument 43-101 (“NI 43-101”) standards in 5 years.  The 6 month obligation was amended and extended by the October 27, 2007 Pact to a period of 3 years.  The definitions of proven and probable reserves in NI 43-101 reports differ from the definitions in SEC Industry Guide 7.  Also, the SEC does not recognize the terms “measured resources and indicated resources” or “inferred resources” which are used in NI 43-101 reports.  The Company has not financed any plants as of December 31, 2009.

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

Quijano shall be entitled a 3% NSR royalty interest in all metals produced from the properties retained in GGV up to a maximum of 27 million Euros, subject to Quijano’s initial repayment of $200,000 to Global Gold. For three years,  GGV or its designee shall have a right of first refusal on any bona fide offers for all or any part of the properties transferred to Quijano (to be exercised within five (5) days).  For three years, Quijano shall also have a right of first refusal on any bona fide offers for all or any part of the properties retained by GGV or its designee (to be exercised within twenty (20) days).

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

On October 27, 2009, the Company issued a press release announcing the first stage of approval of reserves for its Toukhmanuk expansion. The Republic of Armenia’s State Natural Resources Agency (the "Agency") issued its certificate based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. The total ore reserve approved  was roughly 21,900,000 tonnes with an average gold grade of 1.62 grams per tonne at a cut off grade of 0.80 grams per tonne and an average silver grade of 4.88 grams per tonne.   Total approved reserves in the C1 and C2 categories are roughly 35.614 tonnes (or 1,145,000 ounces) of gold and 107 tonnes (or 3,440,000 ounces) of silver. In its approval, the Agency added that the “approved reserves entirely correspond to the requirements for Measured and Indicated reserves under International Standards."

On November 18, 2009, the Company issued a press release announcing that following up on the issuance of the approving a first stage gold reserve, the Republic of Armenia’s State Natural Resources Agency (the “Agency”) has delivered its full decision with backup calculations on November 13, 2009 confirming an additional gold resource in the inferred category. The Agency issued its decision based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. A copy of the official approval and a partial unofficial translation are available on the company’s website www.globalgoldcorp.com ..

The approved gold resource in the Inferred category is 35 tonnes (or 1,225,276 ounces), which together with the approved 1.145 million ounces of reserves marks a sharp increase from the 8.0 tonnes approved under GKZ decision N28 of January, 26, 2004. The reserve and resource estimates were concluded at a cutoff grade of 0.8 grams per tonne (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).

On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms for a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).

Key terms include that Caldera shall, subject to terms and conditions, earn a 55% interest in the Marjan Gold-Silver-Polymetallic Project after completing a bankable feasibility study on the project or spending US$3.0M on the property.

As additional consideration, Caldera will be making a non-refundable US$50,000 deposit by December 30, 2009 and issue 500,000 shares of the company on a post-consolidated basis. Caldera will also make a payment of US$100,000 no later than March 30, 2010. A definitive agreement will be signed as soon as possible, upon completion of due diligence review, respective board approvals and any regulatory approval that may be required.  The Company received the US$50,000 deposit on December 29, 2009.  See Subsequent Events for an update on the Marjan JV.

The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less then one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.   The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs.Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.

14. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently pending for 2010.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2009 through April 15, 2010, which is the date the financial statements were issued.

a. On February 2, 2010, one of the Company’s Directors, Nicholas J. Aynilian, made an interest free loan of $5,000 to the Company. The Company repaid $2,500 to Mr. Aynilian on March 1, 2010, and the balance has not been repaid as of the date of this filing.

b. On February 25, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into an agreement with Industrial Minerals, SA (“IM”) to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The advance was provided by IM on February 26, 2010.

Key terms include; that Mego provides IM with an exclusive off-take agreement for its gold and silver concentrate in Armenia through December 31, 2012; for 2009 and until February 25, 2010, the price IM paid Mego for gold and silver concentrate was calculated based on 85% of the London AM/PM Gold Fixation and London Silver Spot (“London Rates”), until Mego delivers 2,250 metric tons of concentrate the 85% is reduced to 80%, after 2,250 metric tons have been delivered the price will revert to 85% of London Rates; Mego provides IM with a security interest in its current ore stockpile in Armenia; and the Company provides for a corporate guarantee for repayment of the Advance.

c. On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).

d. On March 24, 2010, the Company entered into an amended agreement with Caldera Resources Inc. (“Caldera”) establishing the terms for a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”) which amends the December 18, 2009 agreement.

Key terms include that Caldera shall own 55% of the shares of a newly created joint venture company, become the operator of the project, and be responsible for all expenses.  To maintain its 55% interest, Caldera is obligated to spend up to US$ 3,000,000 on the Property, issue 500,000 shares of Caldera and make a payment of US$ 100,000 on or before March 30, 2010 to Global Gold Corporation.  The joint venture board shall have two Caldera representatives and one Global Gold representative.  Should Caldera not perform in accordance with the terms of the Marjan JV, then Global Gold will have 100% interest of the Marjan JV transferred back and Caldera will receive an NSR on the Marjan property equal to .5% for each tranche of US$ 1,000,000 up to a maximum NSR of 3%.

Also under the joint venture agreement Caldera will own 100% in the Marjan Gold-Silver Project by making quarterly payments totaling US$ 2,850,000, starting September 30, 2010, with Global Gold will retain a 1.5% NSR on all production on the Central zone and a 2.5% NSR on all production on the Northern zone.  Caldera can prepay the payments and take 100% interest of the JV at any time.

The agreement is subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.

e. On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Tukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.

f. On March 29, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $20,000 to the Company which has not been repaid as of the date of this filing.