Form 10-Q
period 2010-03-31
GLOBAL GOLD CORP
filed 2010-05-21
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

As of May 20, 2010 there were 41,152,856 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2010 and
	as of December 31, 2009 (Audited)	3

	Consolidated Statements of Operations for the three months ended
	March 31, 2010 and March 31, 2009 and for the development stage
	period from January 1, 1995 (inception) through March 31, 2010	4

	Consolidated Statements of Cash Flows for the three months ended
	March 31, 2010 and March 31, 2009 and for the development stage
	period from January 1, 1995 (inception) through March 31, 2010	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	23

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$75,201	$29,551
Restricted cash	100,000	-
Inventories	901,247	946,369
Tax refunds receivable	140,462	147,919
Prepaid expenses	2,965	2,986
Other current assets	60,659	10,173
TOTAL CURRENT ASSETS	1,280,535	1,136,998

LICENSES, net of accumulated amortization of $1,993,120 and $1,876,971, respectively	2,879,981	2,996,130
DEPOSITS ON CONTRACTS AND EQUIPMENT	373,684	369,425
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,030,766 and $1,982,761, respectively	1,496,459	1,753,840

	$6,030,660	$6,256,393

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,903,780	$2,085,172
Wages payable	1,208,167	1,174,547
Advance from customer	450,000	-
Secured line of credit - short term portion	621,800	486,800
Current portion of note payable to Directors	4,684,320	4,183,239
TOTAL CURRENT LIABILITIES	8,868,068	7,929,758

SECURED LINE OF CREDIT - LONG TERM PORTION	-	57,111
NOTE PAYABLE TO DIRECTORS	291,667	729,167

TOTAL LIABILITIES	9,159,735	8,716,036

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 41,152,856
at March 31, 2010 and December 31, 2009, shares issued and outstanding	41,153	41,153
Additional paid-in-capital	31,417,202	31,399,576
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(34,631,461)	(33,800,807)
Accumulated other comprehensive income	2,951,679	2,808,083

TOTAL STOCKHOLDERS' DEFICIT	(3,129,075)	(2,459,643)

	$6,030,660	$6,256,393

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount
			from
	January 1, 2010	January 1, 2009	January 1, 1995
	through	through	through
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$94,943	$-	$287,628

COST OF GOODS SOLD	32,855	-	96,667

GROSS PROFIT	62,088	-	190,961

EXPENSES:
General and administrative	402,304	560,040	20,072,783
Mine exploration costs	86,431	260,122	13,960,597
Amortization and depreciation	270,524	290,478	4,339,853
Write-off on investment	-	-	176,605
Gain on sale of investment	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	(2,423,701)
Interest expense	133,565	119,629	1,153,980
Bad debt expense	-	-	151,250
Loss on foreign exchange	-	-	193,852
Gain on extinguishment of debt	-	-	(289,766)
Interest income	(82)	-	(357,475)

TOTAL EXPENSES	892,742	1,230,269	34,198,201

Loss from Continuing Operations	(830,654)	(1,230,269)	(34,007,240)
			`
Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss Applicable to Common Shareholders	(830,654)	(1,230,269)	(34,631,461)

Foreign currency translation adjustment	143,596	(124,451)	2,598,203
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	$(687,058)	$(1,354,720)	$(31,679,783)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	41,152,856	39,187,023

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
			Cumulative amount
			from
	January 1, 2010	January 1, 2009	January 1, 1995
	through	through	through
	March 31, 2010	March 31, 2009	March 31, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(830,654)	$(1,230,269)	$(34,631,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	15,263	102,053	3,801,970
Stock option expense	2,363	6,829	1,119,901
Amortization expense	116,149	116,158	2,218,804
Depreciation expense	154,375	174,320	2,346,957
Accrual of stock bonuses	-	-	56,613
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Loss/(Gain) from investment in joint ventures	-	-	(2,373,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	(2,147)	38,272	(1,809,334)
Accounts payable and accrued expenses	(181,392)	351,356	2,411,398
Accrued interest	113,778	-	800,087
Wages payable	33,620	-	1,208,167
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(578,645)	(441,281)	(27,198,914)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,027)	(2,801)	(4,136,946)
Proceeds from sale of Armenia mining interest	-	-	2,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold			246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)
NET CASH USED IN INVESTING ACTIVITIES	(1,027)	(2,801)	(2,057,388)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	432,246	-	432,246
Secured line of credit	100,000	-	582,865
Note payable to Directors	22,500	86,731	4,287,425
Warrants exercised	-	-	2,322,250
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	554,746	86,731	25,754,890

EFFECT OF EXCHANGE RATE ON CASH	170,576	160,785	3,665,261

NET (DECREASE)INCREASE IN CASH	145,650	(196,566)	163,849
CASH AND CASH EQUIVALENTS - beginning of period	29,551	228,371	11,352
CASH AND CASH EQUIVALENTS - end of period	$175,201	$31,805	$175,201

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$-	$-	$2,683
Interest paid	$6,237	$32,898	$81,766

Noncash Transactions:
Stock issued for deferred compensation	$-	$-	$3,869,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for accounts payable	$-	$-	$25,000
Shares cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2010

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through March 31, 2010.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2009 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2010. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at March 31, 2010, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, a developing stage company, has generated revenues of $287,628 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring losses in excess of $34.6 million. On December 19, 2006, Global Gold Mining LLC restructured the Aigedzor Mining Company Joint Venture in exchange for: one million dollars; a 2.5% Net Smelter Return royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; a 20% participation right in any other projects undertaken by Iberian, or its successors, outside the 20 kilometer zone; and five million shares of Iberian Resources Limited's common stock.  Iberian Resources Limited subsequently merged into Tamaya Resources Limited and the five million Iberian shares were converted into twenty million shares of Tamaya Resources Limited.  Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at March 31, 2010 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

 The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through March 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents - Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value.

Restricted Cash - Restricted cash represents amounts held by a bank as security for bank acceptance notes and therefore is not available for the Company’s use. The restriction on cash is expected to be released by May 31, 2010.

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

Fair Value of Financial Instruments - The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s financial position or operating results, but did expand certain disclosures.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

 The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2010 and December 31, 2009.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2010 and December 31, 2009, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

Cash and cash equivalents include money market securities and commercial paper that are considered to be highly liquid and easily tradable. These securities are valued using inputs observable in active markets for identical securities and are therefore classified as Level 1 within the fair value hierarchy.

In addition, the Financial Accounting Standards Board (“FASB”) issued, “The Fair Value Option for Financial Assets and Financial Liabilities,” effective for January 1, 2008. This guidance expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Company did not elect the fair value option for any of its qualifying financial instruments.

Inventories - Inventories consists of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009

Ore	$772,298	$772,298
Concentrate	-	32,855
Materials, supplies and other	128,949	141,216

Total Inventory	$901,247	$946,369

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at March 31, 2010 and March 31, 2009 was 6,916,667 and 6,227,500, respectively.

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

For the three months ended March 31, 2010 and 2009, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $17,626 and $108,882, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the three months ended March 31, 2010 and 2009.

	Three Months Ending March 31,
	2010	2009

Net loss	$(830,654)	$(1,230,269)
Foreign currency translation adjustment	$143,596	$(124,451)

Comprehensive loss	$(687,058)	$(1,354,720)

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At March 31, 2010 and 2009, amortization expense totaled $116,149 and $116,158.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $60,000 as March 31 2009 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.  The Company did not mine ore in 2009 and through March 31, 2010 so it did not have any additional environmental dues accrued.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company recognized $94,943 and $0, respectively, for the three months ended March 31, 2010 and 2009 of sales from its Tukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the three months ended March 31, 2010 and 2009.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009

Property, plant and equipment	$3,527,225	$3,736,601
Less accumulated depreciation	(2,030,766)	(1,982,761)

	$1,496,459	$1,753,840

The Company had depreciation expense for the three months ended March 31, 2010 and 2009 of $154,375 and $174,320, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2010 and December 31, 2009, the accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2010	2009

Drilling work payable	$284,206	$317,547
Accounts payable	1,558,446	1,713,459
Accrued expenses	61,128	54,166

	$1,903,780	$2,085,172

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

6.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit was for $656,631.  As of March 31, 2010, the Company had borrowings outstanding of $463,326 of which $455,826 is payable in 2010 and $7,500 is payable in 2011.  The credit accrues interest at approximately 15% per year.  The balance owed at March 31, 2010 was $521,800 which includes accrued interest of $58,474.

On March 30, 2010, the Company received a secured line of credit from Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia for $100,000 as part of its larger credit line agreement entered into on March 26, 2010, see Agreements section below for more information.  The $100,000 was secured by restricted cash temporarily until the terms of the March 26, 2010 agreement became effective.

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

For the three months ending March 31, 2010 and 2009, the Company had revenues of $94,943 and none all in Armenia from a single customer.

The following summarizes identifiable assets by geographic area:

	March 31,	December 31,
	2010	2009

Armenia	$4,727,033	$4,873,893
Chile	1,288,963	1,351,831
United States	14,664	30,669

	$6,030,660	$6,256,393

The following summarizes operating losses before provision for income tax:

	March 31,	March 31,
	2010	2009

Armenia	$354,823	$745,734
Chile	70,607	41,579
United States	405,224	442,956

	$830,654	$1,230,269

8. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2010 and as of December 31, 2009.  As of March 31, 2010 and December 31, 2009, the Company had approximately $116,163 and $250, respectively, in Armenian bank deposits and $12,271 and $21,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2010 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

9. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

Compensation expense for the three months ended March 31, 2010 and 2009 was $235,996 and $456,250.  The amount of total deferred compensation amortized for the three months ended March 31, 2010 and 2009 was $15,263 and $102,053.

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promised to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague has the right at any time to convert all or a portion of the Loan to the same terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague.  On September 23, 2008, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family.  At March 31, 2010 accrued, but unpaid, interest was $602,559.

Pursuant to two short-term loan agreements dated April 14, 2009 for $32,000 and May 4, 2009 for $20,000 the Company borrowed a total of $52,000 from one of its directors, Nicholas J. Aynilian.  The terms of both agreements include an annual rate of 10% with repayment on the sooner of: (1) demand after June 6, 2009; or (2) from the proceeds of any financing the Company receives.  In addition, if the loans are not repaid by June 10, 2009, the lender will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  Accrued, but unpaid, interest as of March 31, 2010 was $4,891.

On April 16, 2009 and April 27, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $3,000 and $1,000, respectively, to the Company which have not been repaid as of the date of this filing.

On May 13, 2009, pursuant to a loan agreement, the Company borrowed $550,000 from two of its directors Ian Hague ($500,000) and Nicholas J. Aynilian ($50,000). The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after June 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by June 10, 2009, the lenders will have the right, among other rights available, to convert the loans plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders also have the right until the loans are repaid at any time to convert the terms of the loans to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of March 31, 2010 was $48,521.

On August 27, 2009 and September 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $20,000 and $1,500, respectively, to the Company which have not been repaid as of the date of this filing.

On September 14, 2009, pursuant to a loan agreement, the Company borrowed an additional $50,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after November 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 1, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of March 31, 2010 was $2,712.

On October 29, 2009, pursuant to a loan agreement, the Company borrowed an additional $60,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after December 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 31, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of March 31, 2010 was $2,515.

On November 12, 2009, pursuant to a loan agreement, the Company borrowed an additional $10,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after January 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 31, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of March 31, 2010 was $353.

On December 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $2,000 to the Company which has not been repaid as of the date of this filing.

On December 28, 2009, pursuant to a loan agreement, the Company borrowed $110,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after February 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by January 31, 2010, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of March 31, 2010 was $2,803.

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

As of March 31, 2010, the Company owes Drury Gallagher, the Company’s Director and Treasurer, approximately $13,350 for expense reimbursement which bears no interest.

As of March 31, 2010, the Company owes unpaid wages of approximately $487,529 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.

 10. AGREEMENTS

On January 18, 2007, Global Gold Uranium entered into a "Labrador Uranium Claims Agreement" with Messrs. Alexander Turpin and James Weick to acquire an option to acquire a one hundred percent interest ownership of mineral license rights at or near Grand Lake (approximately 1,850 acres) and Shallow Lake (approximately 5,750 acres). Global Gold Uranium will be solely responsible for exploration and management during the option periods and can exercise the option to acquire one hundred percent of the license rights at either property by granting the sellers a 1.5% NSR royalty which can be bought out for $2,000,000 cash or at the seller's option in common stock of the Company valued at the six month weighted average of the stock at the time of exercise. All dollar references are to Canadian dollars. Global Gold Uranium will earn a One Hundred Percent (100%) option in the Licenses by paying cash and common stock (20,000 shares initial deposit). In addition, Global Gold Uranium has completed staking 300 claims (approximately 18,531 acres) in the immediate vicinity of the Grand Lake and Shallow Lake properties.  With respect to the Shallow Lake transaction, the sellers breached a representation and warranty to keep the license rights in force for a period after acquisition, several of the licenses lapsed, and Global Gold Uranium, in its own name, successfully staked the same licenses in June 2007. The Company has not issued the initial 20,000 shares of Common Stock of the Company as of March 31, 2010, and has phased out of these properties.  The licenses have expired as of September 30, 2009.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered into agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties.  The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).

Key agreement terms for the Madre De Dios joint venture agreement include a 1,000,000 euro payment from Global Gold (paid as of October 30, 2007), and the following joint venture terms equity interests set at 51%-49% in favor of Global Gold; of the 3 directors, two (Mr. Krikorian and Dr. Ted Urquhart, Global's Vice President in Santiago) are appointed by Global Gold; Global Gold commits to finance at least one plant and mining operation within 6 months as well as a mutually agreed exploration program to establish proven reserves, if that is successful, two additional plants/operations will be financed; from the profits of the joint venture, Global Gold will pay its partner an extra share based on the following scale of 28 million euros for (a) 5 million ounces of gold produced in 5 years or (b) 5 million ounces of gold proven as reserves according to Canadian National Instrument 43-101 (“NI 43-101”) standards in 5 years.  The 6 month obligation was amended and extended by the October 27, 2007 Pact to a period of 3 years.  The definitions of proven and probable reserves in NI 43-101 reports differ from the definitions in SEC Industry Guide 7.  Also, the SEC does not recognize the terms “measured resources and indicated resources” or “inferred resources” which are used in NI 43-101 reports.  The Company has not financed any plants as of March 31, 2010.

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

On January 28, 2010, the Company sold and delivered approximately 59 tonnes of gold and silver concentrate pursuant to its agreement with IM.   The tentative amount due to the Company was $96,823 of which the Company received a partial payment of $77,189 on January 28, 2010.  On February 26, 2010, the Company had IM apply the balance due of $17,754 as final payment for its sale against the advance it received, see paragraph below for more information.  The final sales amount after charges and adjustments was $94,943.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The advance was provided by IM on February 26, 2010.

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

On November 18, 2009, the Company issued a press release announcing that following up on the issuance of the approving a first stage gold reserve, the Republic of Armenia’s State Natural Resources Agency (the “Agency”) has delivered its full decision with backup calculations on November 13, 2009 confirming an additional gold resource in the inferred category. The Agency issued its decision based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. A copy of the official approval and a partial unofficial translation are available on the company’s website www.globalgoldcorp.com .

The approved gold resource in the Inferred category is 35 tonnes (or 1,225,276 ounces), which together with the approved 1.145 million ounces of reserves marks a sharp increase from the 8.0 tonnes approved under GKZ decision N28 of January 26, 2004. The reserve and resource estimates were concluded at a cutoff grade of 0.8 grams per tonne.

Cautionary Note to U.S. Investors - The United States Securities and Exchange Commission (the “SEC”) limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce.  We use terms such as “reserves,” “resources,” “geologic resources,” “proven,” “probable,” “measured,” “indicated,” or “inferred,” which may not be consistent with the reserve definitions established by the SEC Industry Guide 7.  Laws of foreign countries including Armenia and Chile are not consistent with SEC Industry Guide 7 regarding use of such terms.  We are required to adhere to the mining laws and requirements of the countries we operate in which includes developing reserves as well as exploration and mining activities pursuant to laws in the countries where we operate and to be in compliance with license requirements.  We acknowledge that due to the differences in laws of the countries in which we operate and SEC Industry Guide 7, our mining activities are being reported for informational and disclosure purposes based on foreign country requirements but also that the SEC does not recognize any of our properties as having proven or probable reserves established under SEC Industry Guide 7.  Under SEC Industry Guide 7, we can only state that we are in the exploration stage and have found consistencies in mineralization amongst our drilling results, even though we have foreign country approved reserves, resources, mining licenses, and sales of concentrate.

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

On March 24, 2010, the Company entered into an amended agreement with Caldera establishing the terms for a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”) which amends the December 18, 2009 agreement.

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

The agreement is subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000 and received TSX Venture Exchange approval on the transaction and is waiting for final approval of its 43-101 to finalize the transaction.

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

12. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2010 through May 21, 2010 which is the date the financial statements were issued.

The Company did not have any material subsequent events to disclose.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 AND THREE MONTHS ENDED MARCH 31, 2009

During the three month period ended March 31, 2010, the Company had revenue of $94,943 and no revenue in the same period last year.  The increase in revenue is primarily attributable to an increase in sales of gold concentrate of $94,943.

During the three month period ended March 31, 2010, the Company's administrative and other expenses were $402,304 which represented a decrease of $157,736 from $560,040 in the same period last year. The expense decrease was primarily attributable to lower compensation expense of $220,254, and stock compensation expense of $86,790, and increased legal expenses of $77,745 and accounting expenses of $20,500.

During the three month period ended March 31, 2010, the Company's mine exploration costs were $86,431 which represented an decrease of $173,691 from $260,122 in the same period last year.  The expense decrease was primarily attributable to the increased activity at the Chile property of $29,037 and decreased activity at the Tukhmanuk Property of $113,932 and at the Marjan Property of $85,455.

During the three month period ended March 31, 2010, the Company's amortization and depreciation expenses were $270,524 which represented a decrease of $19,954 from $290,478 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $19,945.

During the three month period ended March 31, 2010, the Company had interest expense of $133,565 which represented an increase of $13,936 from $119,629 in the same period last year.  The expense increase was attributable to an increase in interest expense of $20,515 on note payable to directors and a decrease interest expense of $6,579 on a secured line of credit both due to amounts borrowed.

LIQUIDITY AND CAPITAL RESOURCES

As March 31, 2010, the Company's total assets were $6,030,660, of which $175,201 consisted of cash or cash equivalents.

The Company has $100,000 of restricted cash as of March 31, 2010.  The restriction is based on funds deposited by ABB as an initial step of the line of credit for approximately $2.5 million being provided to the Company.  The restriction was agreed to until the funding of the line of credit began at which point the restriction would be lifted.

The Company's plan of operation for at least the next twelve months ending March 31, 2011:

The Company's expected plan of operation for the calendar year 2010 is:

(a) With the approximately $2.5 million loan secured through ABB, to expand the Tukhmanuk plant capacity to 300,000 tonnes per year, to continue and to expand gold and silver production at the Tukhmanuk property in Armenia, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, silver and other reserves;

(b) To generate revenue by production at an initial site selected named Guadalupe, of the over 20 potential sites identified, at the Pureo property in Chile through the Company’s Global Gold Valdivia subsidiary and conduct further development, exploration, and mining at these properties;

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

The Company retains the right to participate up to 20% in any new projects undertaken by the Armenian company Sipan 1, LLC and successors to and affiliates of Iberian Resources Limited, which merged with Tamaya Resources Limited, in Armenia until August 15, 2015.  In addition, the Company has a 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties in a 20 kilometer radius of the town of Aigedzor in southern Armenia.  On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited.  However, as of December 31, 2008, Iberian Resources and Tamaya filed for bankruptcy in Australia and the Company has taken action to protect its rights.  In 2009, the bankruptcy administrators sold the shares of Sipan 1, LLC to Terranova Overseas company organized in the United Arab Emirates, which, on information and belief, includes local and foreign investors and  which also assumes the continuing obligations of Sipan 1, LLC to Global Gold.

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

The Company may engage in research and development related to exploration and processing at Tukhmanuk during 2011, and anticipates purchasing processing plant and equipment assets.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

New Accounting Standards

Please see Note 2 of the Notes to Financial Statements in this quarterly report concerning new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $772,298 and $805,153, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2010 and as of December 31, 2009.  As of March 31, 2010 and December 31, 2009, the Company had approximately $161,000 and $250, respectively, in Armenian bank deposits and $12,000 and $21,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2010 and as of the date of this filing.

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

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  March 31, 2010 and as of December 31, 2009; Statements of Operations and Comprehensive Loss for the three months ended March 31, 2010 and March 31, 2009, and for the exploration stage period from January 1, 1995 through March 31, 2010, and Statements of Cash Flows for the three months March 31, 2010 and  March 31, 2009, and for the exploration stage period from January 1, 1995 through March 31, 2010 and the Exhibits which are listed on the Exhibit Index
Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (3)

Exhibit 10.2	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (4)

Exhibit 10.3	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (5)

Exhibit 10.4	Private Placement Agreement, dated December 8, 2008. (6)

Exhibit 10.5	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (7)

Exhibit 10.6	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Mining, LLC and Ashot Boghossian. (8)

Exhibit 10.7	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (9)

Exhibit 10.8	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (10)

Exhibit 10.9	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (11)

Exhibit 10.10	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (12)

Exhibit 10.11	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (13)

Exhibit 10.12	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (14)

Exhibit 10.13	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (15)

Exhibit 10.14	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (16)

Exhibit 10.15	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (17)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

(5) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on November 1, 2007.

(6) Incorporated herein by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2009.

(7) Incorporated herein by reference to Exhibit 10.10 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(8) Incorporated herein by reference to Exhibit 10.11 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(9) Incorporated herein by reference to Exhibit 10.12 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(10) Incorporated herein by reference to Exhibit 10.13 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(11) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on November 19, 2009.

(12) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2009.

(13) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 2, 2010.

(14) Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on March 2, 2010.

(15) Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on March 2, 2010.

(16) Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on March 25, 2010.

(17) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: May 24, 2010	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer