Form 10-Q
period 2010-06-30
GLOBAL GOLD CORP
filed 2010-08-23
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐      No ☐ .  Not applicable.

As of August 20, 2010 there were 41,272,856 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2010 and
	as of December 31, 2009 (Audited)	3

	Consolidated Statements of Operations for the three months and six months ended
	June 30, 2010 and June 30, 2009 and for the exploration stage
	period from January 1, 1995 (inception) through June 20, 2010	4

	Consolidated Statements of Cash Flows for the three months and six months ended
	June 30, 2010 and June 30, 2009 and for the exploration stage
	period from January 1, 1995 (inception) through June 30, 2010	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$38,011	$29,551
Restricted cash	2,466,724	-
Inventories	913,188	946,369
Tax refunds receivable	146,820	147,919
Prepaid expenses	2,996	2,986
Other current assets	128,445	10,173
TOTAL CURRENT ASSETS	3,696,184	1,136,998

LICENSES, net of accumulated amortization of $2,109,278 and $1,876,971, respectively	2,763,823	2,996,130
DEPOSITS ON CONTRACTS AND EQUIPMENT	351,168	369,425
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,350,809 and $1,982,761, respectively	1,490,647	1,753,840

	$8,301,822	$6,256,393

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,447,266	$2,085,172
Wages payable	1,326,170	1,174,547
Advance from customer	432,246	-
Secured line of credit - short term portion	578,118	486,800
Current portion of note payable to Directors	5,093,990	4,183,239
TOTAL CURRENT LIABILITIES	9,877,789	7,929,758

SECURED LINE OF CREDIT - LONG TERM PORTION	2,291,667	57,111
NOTE PAYABLE TO DIRECTORS	-	729,167

TOTAL LIABILITIES	12,169,456	8,716,036

STOCKHOLDERS' DEFICIT
Common stock $0.001 par, 100,000,000 shares authorized; 41,152,856
at June 30, 2010 and December 31, 2009, shares issued and outstanding	41,153	41,153
Additional paid-in-capital	31,434,828	31,399,576
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(35,417,163)	(33,800,807)
Accumulated other comprehensive income	2,981,196	2,808,083

TOTAL STOCKHOLDERS' DEFICIT	(3,867,634)	(2,459,643)

	$8,301,822	$6,256,393

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative amount
					from
	Three Months Ended		Six Months Ended		January 1, 1995
	June 30,		June 30,		through
	2010	2009	2010	2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$62,289	$94,943	$62,289	$287,628

COST OF GOODS SOLD	-	31,834	32,855	31,834	96,667

GROSS PROFIT	-	30,455	62,088	30,455	190,961

EXPENSES:
General and administrative	420,766	638,250	823,070	1,198,290	20,493,549
Mine exploration costs	129,282	458,291	215,713	718,413	14,089,879
Amortization and depreciation	274,337	268,973	544,861	559,451	4,614,190
Write-off on investment	-	-	-	-	176,605
Gain on sale of investment	-	-	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	(192,977)	-	(192,977)	-	(2,616,678)
Interest expense	156,044	96,503	289,609	216,132	1,310,024
Bad debt expense	-	-	-	-	151,250
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest income	(1,751)	-	(1,833)	(155)	(359,226)

TOTAL EXPENSES	785,702	1,462,016	1,678,444	2,692,130	34,983,903

Loss from Continuing Operations	(785,702)	(1,431,561)	(1,616,356)	(2,661,675)	(34,792,942)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss Applicable to Common Shareholders	(785,702)	(1,431,561)	(1,616,356)	(2,661,675)	(35,417,163)

Foreign currency translation adjustment	34,994	453	178,590	(5,462)	2,633,198
Unrealized gain/(loss) on investments	(5,477)	-	(5,477)	-	347,998

Comprehensive Net Loss	$(756,184)	$(1,431,108)	$(1,443,243)	$(2,667,137)	$(32,435,967)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.02)	$(0.04)	$(0.04)	$(0.07)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	41,152,856	39,344,532	41,152,856	39,266,213

The accompanying notes are an integral part of these unaudited consolidated financial statements

 GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	January 1, 2010	January 1, 2009	January 1, 1995
	through	through	through
	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(1,616,356)	$(2,661,675)	$(35,417,164)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	30,526	210,116	3,817,233
Stock option expense	4,726	52,058	1,122,264
Amortization expense	232,307	242,849	2,334,962
Depreciation expense	312,554	316,602	2,505,136
Accrual of stock bonuses	-	-	56,613
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Loss/(Gain) from investment in joint ventures	(192,977)	-	(2,566,678)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	16,582	-	(1,790,605)
Accounts payable and accrued expenses	344,340	-	2,937,130
Accrued interest	247,314	51,463	933,623
Wages payable	151,623	661,038	1,326,170

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(469,361)	(1,127,549)	(27,089,630)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(104,855)	(2,861)	(4,240,774)
Proceeds from sale of Armenia mining interest	-	-	2,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	(104,855)	(2,861)	(2,161,216)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	432,246	-	432,246
Secured line of credit	2,500,000	(74,062)	2,982,865
Note payable to Directors	32,500	788,740	4,297,425
Warrants exercised	-	-	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,964,746	714,678	28,164,890

EFFECT OF EXCHANGE RATE ON CASH	84,654	274,706	3,579,339

NET (DECREASE)INCREASE IN CASH	2,475,184	(141,026)	2,493,383

CASH AND CASH EQUIVALENTS - beginning of period	29,551	228,371	11,352

CASH AND CASH EQUIVALENTS - end of period	$2,504,735	$87,345	$2,504,735

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$6,237	$32,898	$81,766

Noncash Transactions:

Stock issued for deferred compensation	$-	$66,667	$3,869,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for accounts payable	$-	$-	$25,000
Shares cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

June 30, 2010

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through June 30, 2010.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2009 annual report on Form 10-K. The results of operations for the six month period ended June 30, 2010 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2010. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at June 30, 2010, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $287,628 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses in excess of $35.4 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at June 30, 2010 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Global Gold is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold and other minerals in Armenia and Chile. The Company's headquarters are located in Greenwich, CT and its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described hereafter, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves, in accordance per SEC Industry Guide 7, at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

In Armenia, the Company’s focus is primarily on the exploration, development and production of gold at the Tukhmanuk property in the North Central Armenian Belt.  In addition, the Company is exploring and developing other sites in Armenia including the Company’s Getik property and the Marjan property through a joint venture with Caldera Resources.  The Company also holds royalty and participation rights in other locations in the country through affiliates and subsidiaries.

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

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  On June 18, 2010, the Company closed Marjan JV leaving the Company with a 45% interest.

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

Restricted Cash - Restricted cash represents amount held by the Company which can only be used as directed by the line of credit agreement.  The agreement states that this amount should only be used for operations or expansion of the operations at Toukhmanuk.

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

  The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2010 and December 31, 2009.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2010 and December 31, 2009, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009

Ore	$772,298	$772,298
Concentrate	-	32,855
Materials, supplies and other	140,890	141,216

Total Inventory	$913,188	$946,369

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at June 30, 2010 and June 30, 2009 was 6,950,417 and 6,327,500, respectively.

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

For the six months ended June 30, 2010 and 2009, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2010 and 2009 was $35,252 and $262,174, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the six months ended June 30, 2010 and 2009.

	Six Months Ending June 30,

	2010	2009

Net loss	$(1,616,356)	$(2,661,675)

Foreign currency translation adjustment	178,590	(5,462)

Unrealized gain	(5,477)	0

Comprehensive loss	$(1,443,243)	$(2,667,137)

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At June 30, 2010 and 2009, amortization expense totaled $232,307 and $242,849.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $60,000 as March 31 2009 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.  The Company did not mine ore in 2009 and through June 30, 2010 so it did not have any additional environmental dues accrued.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company recognized $94,943 and $62,289, respectively, for the six months ended June 30, 2010 and 2009 of sales from its Tukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the six months ended June 30, 2010 and 2009.

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

In December 2009, the FASB issued guidance for Consolidations – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (Topic 810). The amendments in this update are a result of incorporating the provisions of SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The provisions of such Statement are effective for fiscal years, and interim periods within those fiscal years, beginning on or after November 15, 2009. Earlier adoption is not permitted. The presentation and disclosure requirements shall be applied prospectively for all periods after the effective date. Management believes this Statement will have no impact on the consolidated financial statements of the Company once adopted.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements, which enhances the usefulness of fair value measurements. The amended guidance requires both the disaggregation of information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and nonrecurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or financial position.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

 3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

Property, plant and equipment	$3,841,456	$3,736,601
Less accumulated depreciation	(2,350,809)	(1,982,761)

	$1,490,647	$1,753,840

The Company had depreciation expense for the six months ended June 30, 2010 and 2009 of $312,554 and $316,602, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2010 and December 31, 2009, the accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2010	2009

Drilling work payable	$326,522	$317,547
Accounts payable	2,051,150	1,713,459
Accrued expenses	69,594	54,166

	$2,447,266	$2,085,172

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

6.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit was for $656,631.  As of June 30, 2010, the Company had borrowings outstanding of $492,703 of which $485,203 is payable in 2010 and $7,500 is payable in 2011.  The credit accrues interest at approximately 15% per year.  The balance owed at June 30, 2010 was $578,118 which includes accrued interest of $85,415.

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

For the six months ending June 30, 2010 and 2009, the Company had revenues of $94,943 and $62,289 all in Armenia from a single customer.

The following summarizes identifiable assets by geographic area:

Assets table:

	June 30,	December 31,
	2010	2009

Armenia	$6,954,583	$4,873,893
Chile	1,251,397	1,351,831
United States	95,842	30,669

	$8,301,822	$6,256,393

The following summarizes operating losses before provision for income tax:

Net Loss table:

	June 30,	June 30,
	2010	2009

Armenia	$860,617	$1,495,835
Chile	120,434	155,279
United States	635,305	1,010,561

	$1,616,356	$2,661,675

8. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2010 and as of December 31, 2009.  As of June 30, 2010 and December 31, 2009, the Company had approximately $2,499,000 and $18,000, respectively, in Armenian bank deposits and approximately $4,000 and $55,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2010 and as of the date of this filing.

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

Compensation expense for the six months ended June 30, 2010 and 2009 was $466,615 and $949,695.  The amount of total deferred compensation amortized for the six months ended June 30, 2010 and 2009 was $30,526 and $262,174.

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promised to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague has the right at any time to convert all or a portion of the Loan to the same terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague.  On September 23, 2008, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family.  At June 30, 2010 accrued, but unpaid, interest was $619,452.

Pursuant to two short-term loan agreements dated April 14, 2009 for $32,000 and May 4, 2009 for $20,000 the Company borrowed a total of $52,000 from one of its directors, Nicholas J. Aynilian.  The terms of both agreements include an annual rate of 10% with repayment on the sooner of: (1) demand after June 6, 2009; or (2) from the proceeds of any financing the Company receives.  In addition, if the loans are not repaid by June 10, 2009, the lender will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  Accrued, but unpaid, interest as of June 30, 2010 was $6,187.

On April 16, 2009 and April 27, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $3,000 and $1,000, respectively, to the Company which have not been repaid as of the date of this filing.

On May 13, 2009, pursuant to a loan agreement, the Company borrowed $550,000 from two of its directors Ian Hague ($500,000) and Nicholas J. Aynilian ($50,000). The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after June 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by June 10, 2009, the lenders will have the right, among other rights available, to convert the loans plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders also have the right until the loans are repaid at any time to convert the terms of the loans to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of June 30, 2010 was $62,233.

On August 27, 2009 and September 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $20,000 and $1,500, respectively, to the Company which have not been repaid as of the date of this filing.

On September 14, 2009, pursuant to a loan agreement, the Company borrowed an additional $50,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after November 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 1, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of June 30, 2010 was $3,959.

On October 29, 2009, pursuant to a loan agreement, the Company borrowed an additional $60,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after December 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 31, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of June 30, 2010 was $4,011.

On November 12, 2009, pursuant to a loan agreement, the Company borrowed an additional $10,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after January 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 31, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of June 30, 2010 was $603.

On December 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $2,000 to the Company which has not been repaid as of the date of this filing.

On December 28, 2009, pursuant to a loan agreement, the Company borrowed $110,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after February 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by January 31, 2010, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of June 30, 2010 was $5,545.

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

On May 20, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000 to the Company which has not been repaid as of the date of this filing.

On June 30, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000 to the Company which has not been repaid as of the date of this filing.

As of June 30, 2010, the Company owes Drury Gallagher, the Company’s Director and Treasurer, approximately $19,350 for expense reimbursement which bears no interest.

As of June 30, 2010, the Company owes unpaid wages of approximately $588,779 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.

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

On July 24, 2009, Global Gold entered into an amendment with members of the Quijano family (“Quijano”) to the October 29, 2007 Global Gold Valdivia joint venture subject to final board approval on or before July 31, 2009 which made GGV wholly owned by Global Gold but retaining only the Pureo Claims Block (approximately 8,200 hectares), and transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.

Key terms of the amendment included that on or before August 15, 2009, GGV transfer to Quijano or his designee one hundred percent (100%) interest in the current GGV claims identified as the Madre De Dios Claims Block and Quijano transfer to Global Gold one hundred percent (100%) interest in the GGV, or its designee, and the remaining claims identified as the Pureo Claims Block.  All transfers were closed in Santiago, Chile on August 14, 2009 which terminated the joint venture.  If GGV does not commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement within two years (subject to any time taken for permitting purposes), the property shall revert to Quijano.  The Company has not financed any plants as of June 30, 2010.

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

As additional consideration, Caldera made a non-refundable US$50,000 deposit by December 30, 2009 and issued 500,000 shares of the company on a post-consolidated basis. Caldera will also make a payment of US$100,000 no later than March 30, 2010. A definitive agreement will be signed as soon as possible, upon completion of due diligence review, respective board approvals and any regulatory approval that may be required.  The Company received the US$50,000 deposit on December 29, 2009.

On March 24, 2010, the Company entered into an amended agreement with Caldera establishing the terms for a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”) which amends the December 18, 2009 agreement.

Key terms include that Caldera shall own 55% of the shares of a newly created joint venture company, become the operator of the project, and be responsible for all expenses.  To maintain its 55% interest, Caldera is obligated to spend up to US$ 3,000,000 on the Property, issue 500,000 shares of Caldera and make a payment of US$ 100,000 on or before March 30, 2010 to Global Gold Corporation.  The joint venture board shall have two Caldera representatives and one Global Gold representative.  However, certain actions including adoption of the annual operating and capital budgets require unanimous consent.  Should Caldera not perform in accordance with the terms of the Marjan JV, then Global Gold will have 100% interest of the Marjan JV transferred back and Caldera will receive an NSR on the Marjan property equal to .5% for each tranche of US$ 1,000,000 up to a maximum NSR of 3% without any prorating.

Also under the joint venture agreement Caldera will own 100% in the Marjan Gold-Silver Project by making quarterly payments totaling US$ 2,850,000, starting September 30, 2010.  If Caldera misses one of its quarterly payments based on its failure to raise funds from capital markets, it is entitled to an automatic 30 day extension from each quarterly payment; if Caldera defaults on an extended payment then Caldera shall forfeit its shares of the Marjan JV, be relieved of its investment commitment, but still be liable for the payments to Global Gold which shall accrue interest at 10%, and possibly retain a royalty interest as described above.  If Caldera makes its payments and completes its obligations, Global Gold will retain a 1.5% NSR on all production on the Central zone and a 2.5% NSR on all production on the Northern zone.  Caldera can prepay the payments, fulfill the investment commitment, and take 100% interest of the JV at any time.

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000 and received TSX Venture Exchange approval on the transaction and was waiting for final approval of its 43-101 to finalize the transaction.  On June 18, 2010, the transaction was closed.

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

12. SUBSEQUENT EVENTS

On July, 15, 2010, July 26, 2010 and August 17, 2010, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $5,000, $7,500 and $3,000, respectively, to the Company which have not been repaid as of the date of this filing.

On July 1, 2010, July, 15, 2010, August 2, 2010 and August 17, 2010, one of the Company’s Directors, Nicholas J. Aynilian, made interest free loans of $5,000, $5,000, $7,500 and $3,000, respectively, to the Company which have not been repaid as of the date of this filing.

On August 18, 2010, the Company and Mr. Caesar, the Company’s Controller, decided to not extend his contract which ended on July 31, 2010.

On August 19, 2010, Mr. Gallagher received 20,000 shares of restricted common stock and stock options to purchase 100,000 of common stock of the Company.  Mr. Gallagher’s contract was previously automatically renewed and extended through December 31, 2010.  On June 18, 2010, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted 20,000 shares of restricted common stock with 10,000 shares vesting immediately, and 10,000 shares vesting on December 31, 2010.  Mr. Gallagher was also granted stock options to purchase 100,000 shares of common stock of the Company at $0.10 per share, based on the fair market value on June 18, 2010 when they were authorized, vesting on November 19, 2010.  The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.

On August 19, 2010, the Company issued as directors fees to each of the five directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 shares of common stock of the Company each at $0.10 per share, vesting on November 18, 2009. The option grants were made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan and pursuant to the Board’s June 18, 2010 decision from which date the options were valued.

On August 19, 2010, the Company declared a stock bonus to Dr. Urquhart of 100,000 shares of common stock at $0.10 per share for a total value of $10,000 pursuant to the Board’s June 18, 2010 decision from which date the shares were valued.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2010 AND SIX MONTHS ENDED JUNE 30, 2009

During the six month period ended June 30, 2010, the Company had revenue of $94,943 and $62,289 in the same period last year.  The increase in revenue is primarily attributable to an increase in sales of gold concentrate of $32,654.

During the six month period ended June 30, 2010, the Company's administrative and other expenses were $823,070 which represented a decrease of $375,220 from $1,198,290 in the same period last year. The expense decrease was primarily attributable to lower compensation expense of $483,080, and stock compensation expense of $231,648, and increased legal expenses of $19,064 and accounting expenses of $44,500.

During the six month period ended June 30, 2010, the Company's mine exploration costs were $215,713 which represented a decrease of $502,700 from $718,413 in the same period last year.  The expense decrease was primarily attributable to the decreased activity at the Chile property of $34,836, at the Tukhmanuk Property of $358,069 and at the Marjan Property of $85,989.

During the six month period ended June 30, 2010, the Company's amortization and depreciation expenses were $544,861 which represented a decrease of $14,590 from $559,451 in the same period last year. The expense decrease was primarily attributable to a decrease in amortization expense of $10,542 and a decrease in depreciation expense of $4,048.

During the six month period ended June 30, 2010, the Company had interest expense of $289,609 which represented an increase of $73,477 from $216,132 in the same period last year.  The expense increase was attributable to an increase in interest expense of $31,750 on note payable to directors and an increase interest expense of $41,727 on a secured line of credit both due to amounts borrowed.

LIQUIDITY AND CAPITAL RESOURCES

As June 30, 2010, the Company's total assets were $8,301,822, of which $2,504,735 consisted of cash or cash equivalents.

The Company has $2,466,724 of restricted cash as of June 30, 2010.  The restriction is based on funds deposited by ABB from a line of credit for approximately $2.5 million being provided to the Company.  The cash is restricted for production purposes and increasing production at the Toukhmanuk property in Armenia.

The Company's plan of operation for at least the next twelve months ending June 30, 2011:

The Company's expected plan of operation for the calendar year 2010 is:

(a) With the approximately $2.5 million loan secured through ABB, to mine 60,000 to 100,000 tonnes of ore and toexpand the Tukhmanuk plant capacity to 300,000 tonnes per year, to continue and to expand gold and silver production at the Tukhmanuk property in Armenia, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore other mining properties in Armenia and to generate cash flow and establish gold, silver and other reserves;

(b) To advance the Marjan JV and conduct further exploration at the Getik property in Armenia;

(c) To generate revenue by production at an initial site selected named Guadalupe, of the over 20 potential sites identified, at the Pureo property in Chile through the Company’s Global Gold Valdivia subsidiary and conduct further development, exploration, and mining at these properties;

(d) To review and acquire additional mineral bearing properties; and

(e) Pursue additional financing through private placements, debt and/or joint ventures.

The Company anticipates receiving $2,850,000 from Caldera Resources per the terms of the Marjan JV.  The payment schedule call for $300,000 on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, June 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, June 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2010 and as of December 31, 2009.  As of June 30, 2010 and December 31, 2009, the Company had approximately $2,499,000 and $18,000, respectively, in Armenian bank deposits and $4,000 and $55,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2010 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

Item 4. Controls and Procedures.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  June 30, 2010 and as of December 31, 2009; Statements of Operations and Comprehensive Loss for the six months ended June 30, 2010 and June 30, 2009, and for the exploration stage period from January 1, 1995 through June 30, 2010, and Statements of Cash Flows for the six months June 30, 2010 and  June 30, 2009, and for the exploration stage period from January 1, 1995 through June 30, 2010 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (3)

Exhibit 10.2	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (4)

Exhibit 10.3	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (5)

Exhibit 10.4	Private Placement Agreement, dated December 8, 2008. (6)

Exhibit 10.5	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (7)

Exhibit 10.6	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Mining, LLC and Ashot Boghossian. (8)

Exhibit 10.7	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (9)

Exhibit 10.8	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (10)

Exhibit 10.9	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (11)

Exhibit 10.10	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (12)

Exhibit 10.11	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (13)

Exhibit 10.12	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (14)

Exhibit 10.13	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (15)

Exhibit 10.14	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (16)

Exhibit 10.15	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (17)

Exhibit 10.16	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

GLOBAL GOLD CORPORATION

Date: August 23, 2010	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer