Form 10-Q
period 2010-09-30
GLOBAL GOLD CORP
filed 2010-11-22
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 19, 2010 there were 79,190,475 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2010 and
	as of December 31, 2009 (Audited)	3

	Consolidated Statements of Operations for the three months and nine months ended
	September 30, 2010 and September 30, 2009 and for the exploration stage
	period from January 1, 1995 (inception) through September 30, 2010	4

	Consolidated Statements of Cash Flows for the three months and nine months ended
	September 30, 2010 and September 30, 2009 and for the exploration stage
	period from January 1, 1995 (inception) through September 30, 2010	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$24,905	$29,551
Restricted cash	404,008	-
Inventories	1,158,205	946,369
Tax refunds receivable	196,993	147,919
Prepaid expenses	3,003	2,986
Other current assets	130,042	10,173
TOTAL CURRENT ASSETS	1,917,156	1,136,998

LICENSES, net of accumulated amortization of $2,225,436 and $1,876,971, respectively	2,647,665	2,996,130
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,485,343	369,425
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,314,352 and $1,982,761, respectively	1,377,485	1,753,840

	$7,427,649	$6,256,393

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,544,573	$2,085,172
Wages payable	1,564,029	1,174,547
Advance from customer	432,246	-
Secured line of credit - short term portion	550,156	486,800
Current portion of note payable to Directors	5,257,180	4,183,239
TOTAL CURRENT LIABILITIES	10,348,183	7,929,758

SECURED LINE OF CREDIT - LONG TERM PORTION	2,352,550	57,111
NOTE PAYABLE TO DIRECTORS	-	729,167

TOTAL LIABILITIES	12,700,733	8,716,036

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 41,272,856 and 41,152,856
at September 30, 2010 and December 31, 2009, respectively, shares issued and outstanding	41,273	41,153
Additional paid-in-capital	31,515,867	31,399,576
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(36,541,626)	(33,800,807)
Accumulated other comprehensive income	2,619,050	2,808,083

TOTAL STOCKHOLDERS' DEFICIT	(5,273,084)	(2,459,643)

	$7,427,649	$6,256,393

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative amount
					from
					January 1, 1995
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$74,352	$94,943	$136,641	$287,628

COST OF GOODS SOLD	-	31,978	32,855	63,812	96,667

GROSS PROFIT	-	42,374	62,088	72,829	190,961

EXPENSES:
General and administrative	519,914	476,135	1,342,984	1,674,425	21,013,463
Mine exploration costs	139,599	24,341	355,312	742,754	14,229,478
Amortization and depreciation	228,405	282,181	773,266	841,632	4,842,595
Write-off on investment	-	40,882	-	40,882	176,605
Gain on sale of investment	-	-	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	(192,977)	-	(2,616,678)
Interest expense	236,546	129,992	526,155	346,124	1,546,570
Bad debt expense	-	-	-	-	151,250
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest income	-	-	(1,833)	(155)	(359,226)

TOTAL EXPENSES	1,124,464	953,532	2,802,907	3,645,663	36,108,367

Loss from Continuing Operations	(1,124,464)	(911,158)	(2,740,819)	(3,572,834)	(35,917,406)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss Applicable to Common Shareholders	(1,124,464)	(911,158)	(2,740,819)	(3,572,834)	(36,541,627)

Foreign currency translation adjustment	(336,510)	(9,911)	(157,920)	(15,373)	2,296,688
Unrealized gain/(loss) on investments	(25,636)	-	(31,113)	-	322,362

Comprehensive Net Loss	$(1,486,610)	$(921,069)	$(2,929,852)	$(3,588,207)	$(33,922,577)

NET LOSS PER SHARE-BASIC
AND DILUTED	$(0.03)	$(0.02)	$(0.07)	$(0.09)

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	41,206,334	40,407,584	41,170,878	39,650,851

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	January 1, 2010	January 1, 2009	January 1, 1995
	through	through	through
	September 30, 2010	September 30, 2009	September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,740,819)	$(3,572,834)	$(36,541,626)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization of unearned compensation	46,822	246,013	3,833,529
Stock option expense	59,589	103,911	1,177,127
Amortization expense	348,465	369,540	2,451,120
Depreciation expense	424,801	472,092	2,617,383
Accrual of stock bonuses	-	-	56,613
Write-off of investment	-	40,882	176,605
Loss on disposal of discontinued operations	-	-	237,808
Loss/(Gain) from investment in joint ventures	(192,977)	-	(2,566,678)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	(1,496,714)	180,178	(3,303,902)
Advance from customer	432,246	-	432,246
Accounts payable and accrued expenses	433,430	(193,978)	3,026,220
Accrued interest	349,981	285,394	1,036,290
Wages payable	389,482	919,017	1,564,029

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,945,694)	(1,149,783)	(28,565,963)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(2,861)	(4,135,919)
Proceeds from sale of Armenia mining interest	-	-	2,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold		-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH USED IN INVESTING ACTIVITIES	-	(2,861)	(2,056,361)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Restricted cash	(404,008)	-	(404,008)
Secured line of credit	2,167,523	(109,891)	2,650,388
Note payable to Directors	92,500	962,674	4,357,425
Warrants exercised	-	-	2,322,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,856,015	852,783	27,056,159

EFFECT OF EXCHANGE RATE ON CASH	85,033	114,037	3,579,718

NET (DECREASE)INCREASE IN CASH	(4,646)	(185,824)	13,553

CASH AND CASH EQUIVALENTS - beginning of period	29,551	228,371	11,352

CASH AND CASH EQUIVALENTS - end of period	$24,905	$42,547	$24,905

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$124,345	$50,803	$199,874

Noncash Transactions:

Stock issued for deferred compensation	$2,000	$239,717	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for accounts payable	$-	$-	$25,000
Shares cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

September 30, 2010

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through September 30, 2010.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2009 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2010. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at September 30, 2010, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $287,628 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses in excess of $36.5 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at September 30, 2010 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In Armenia, the Company’s focus is primarily on the exploration, development and production of gold at the Tukhmanuk property in the North Central Armenian Belt.  In addition, the Company is exploring and developing other sites in Armenia including the Company’s Getik property and the Marjan property.  The Company also holds royalty and participation rights in other locations in the country through affiliates and subsidiaries.

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

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family by which Minera Global assumes a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).  On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in GGV.

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through September 30, 2010.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2010 and December 31, 2009.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2010 and December 31, 2009, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

Ore	$924,830	$772,298
Concentrate	60,133	32,855
Materials, supplies and other	173,242	141,216

Total Inventory	$1,158,205	$946,369

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at September 30, 2010 and September 30, 2009 was 6,954,167 and 6,327,500, respectively.

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

For the nine months ended September 30, 2010 and 2009, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2010 and 2009 was $116,411 and $349,924, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the nine months ended September 30, 2010 and 2009.

	Nine Months Ending September 30,
	2010	2009

Net loss	$(2,740,819)	$(3,572,834)

Foreign currency translation adjustment	(157,920)	(15,373)

Unrealized loss	(31,113)	-

Comprehensive loss	$(2,929,852)	$(3,588,207)

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At September 30, 2010 and 2009, amortization expense totaled $348,465 and $369,540, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $60,000 as March 31, 2009 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company recognized $94,943 and $136,641, respectively, for the nine months ended September 30, 2010 and 2009 of sales from its Tukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the nine months ended September 30, 2010 and 2009.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009

Property, plant and equipment	$3,691,837	$3,736,601
Less accumulated depreciation	(2,314,352)	(1,982,761)

	$1,377,485	$1,753,840

The Company had depreciation expense for the nine months ended September 30, 2010 and 2009 of $424,801 and $472,092, respectively.

4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2010 and December 31, 2009, the accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2010	2009

Drilling work payable	$315,173	$317,547
Accounts payable	2,119,305	1,713,459
Accrued expenses	110,095	54,166

	$2,544,573	$2,085,172

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

6.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit was for $656,631.  As of September 30, 2010, the Company had borrowings outstanding of $135,000 which is all payable before March 31, 2011.  The credit accrues interest at approximately 15% per year.  The balance owed at September 30, 2010 was $135,000 which includes no accrued interest.

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Tukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at September 30, 2010 was $2,767,706 which includes no accrued interest.  The balance has increased only due to foreign currency rates as of September 30, 2010.

7. SEGMENT REPORTING BY GEOGRAPHIC AREA

The Company sells its products to primarily to one customer in Europe. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. The Company operates in a single industry segment, production of gold and other precious metals including royalties from other non-affiliated companies production of gold and other precious metals.

For the nine months ending September 30, 2010 and 2009, the Company had revenues of $94,943 and $136,641 all in Armenia from a single customer.

The following summarizes identifiable assets by geographic area:

	September 30,	December 31,
	2010	2009

Armenia	$6,177,883	$4,873,893
Chile	1,206,659	1,351,831
United States	43,107	30,669

	$7,427,649	$6,256,393

The following summarizes operating losses before provision for income tax:

	September 30,	September 30,
	2010	2009

Armenia	$1,569,068	$1,885,531
Chile	165,172	216,622
Canada	-	40,882
United States	1,006,579	1,429,799

	$2,740,819	$3,572,834

8. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2010 and as of December 31, 2009.  As of September 30, 2010 and December 31, 2009, the Company had approximately $454,000 and $18,000, respectively, in Armenian bank deposits and approximately $800 and $55,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2010 and as of the date of this filing.

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

On May 18, 2009, pursuant to Courtney Fellowes’ employment agreement as the Company’s Vice President of Business Development and Investor Relations for the period of January 1, 2009 to December 31, 2009, Mrs. Fellowes was granted 100,000 shares of restricted common stock to vest in equal installments of 50,000 shares each on June 30, 2009, and December 31, 2009.  Mrs. Fellowes was also granted stock options to purchase 100,000 shares of common stock of the Company at $0.20 per share vesting on June 18, 2009.  The restricted stock is subject to a substantial risk of forfeiture upon termination of his employment with the Company during the term of the Employment Agreement.  Mrs. Fellowes options to purchase 100,000 shares have terminated.

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

Compensation expense for the nine months ended September 30, 2010 and 2009 was $629,233 and $1,262,195.  The amount of total deferred compensation amortized for the nine months ended September 30, 2010 and 2009 was $46,822 and $349,924.

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrue interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promised to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague will have the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague has the right at any time to convert all or a portion of the Loan to the same terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague.  On September 23, 2008, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family.  At September 30, 2010 accrued, but unpaid, interest was $707,671.  See subsequent events, below, for an update on these outstanding loans.

Pursuant to two short-term loan agreements dated April 14, 2009 for $32,000 and May 4, 2009 for $20,000 the Company borrowed a total of $52,000 from one of its directors, Nicholas J. Aynilian.  The terms of both agreements include an annual rate of 10% with repayment on the sooner of: (1) demand after June 6, 2009; or (2) from the proceeds of any financing the Company receives.  In addition, if the loans are not repaid by June 10, 2009, the lender will have the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  Accrued, but unpaid, interest as of September 30, 2010 was $7,498.  See subsequent events, below, for an update on these outstanding loans.

On April 16, 2009 and April 27, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $3,000 and $1,000, respectively, to the Company which have not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

On May 13, 2009, pursuant to a loan agreement, the Company borrowed $550,000 from two of its directors Ian Hague ($500,000) and Nicholas J. Aynilian ($50,000). The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after June 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by June 10, 2009, the lenders will have the right, among other rights available, to convert the loans plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders also have the right until the loans are repaid at any time to convert the terms of the loans to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of September 30, 2010 was $76,096.  See subsequent events, below, for an update on these outstanding loans.

On August 27, 2009 and September 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $20,000 and $1,500, respectively, to the Company which have not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

On September 14, 2009, pursuant to a loan agreement, the Company borrowed an additional $50,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after November 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 1, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of September 30, 2010 was $5,219.  See subsequent events, below, for an update on these outstanding loans.

On October 29, 2009, pursuant to a loan agreement, the Company borrowed an additional $60,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after December 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 31, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of September 30, 2010 was $5,523.  See subsequent events, below, for an update on these outstanding loans.

On November 12, 2009, pursuant to a loan agreement, the Company borrowed an additional $10,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after January 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 31, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of September 30, 2010 was $855.  See subsequent events, below, for an update on these outstanding loans.

On December 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $2,000 to the Company which has not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

On December 28, 2009, pursuant to a loan agreement, the Company borrowed $110,000 from Ian Hague. The terms of the agreement include an annual rate of 10% with repayment on the sooner of: (1) demand after February 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by January 31, 2010, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.  Accrued, but unpaid, interest as of September 30, 2010 was $8,318.  See subsequent events, below, for an update on these outstanding loans.

On February 2, 2010, one of the Company’s Directors, Nicholas J. Aynilian, made an interest free loan of $5,000 to the Company. The Company repaid $2,500 to Mr. Aynilian on March 1, 2010, and the balance has not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

On March 29, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $20,000 to the Company which has not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

On May 20, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000 to the Company which has not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

On June 30, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000 to the Company which has not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

On July, 15, 2010, July 26, 2010, August 17, 2010, September 1, 2010 and September 14, 2010, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $5,000, $7,500, $3,000, $3,000 and $6,000, respectively, to the Company which have not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

On July 1, 2010, July, 15, 2010, August 2, 2010, August 17, 2010 and September 7, 2010, one of the Company’s Directors, Nicholas J. Aynilian, made interest free loans of $5,000, $5,000, $7,500, $3,000 and $9,000, respectively, to the Company which have not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

As of September 30, 2010, the Company owes Drury Gallagher, the Company’s Director and Treasurer, approximately $19,350 for expense reimbursement which bears no interest.  See subsequent events, below, for an update on these outstanding loans.

As of September 30, 2010, the Company owes unpaid wages of approximately $713,279 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000 and received TSX Venture Exchange approval on the transaction and was waiting for final approval of its 43-101 to finalize the transaction.  On June 18, 2010, the transaction was closed.  See subsequent events, below, for an update on the Marjan JV.

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

11. LEGAL PROCEEDINGS

In 2006 GGH held the licenses for the Hankavan and Marjan properties, and was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration   under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently pending for 2010.   On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.

12. SUBSEQUENT EVENTS

On October 4, 2010, one of the Company’s Directors, Nicholas J. Aynilian, made an interest free loan of $5,000 to the Company which has not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

On October 4, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000 to the Company which has not been repaid as of the date of this filing.  See subsequent events, below, for an update on these outstanding loans.

Caldera has advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global.  Contrary to misleading reports issued by Caldera, these notices do not trigger mere administrative proceedings nor have they been withdrawn.

The joint venture agreement provided that Caldera would be solely responsible for license compliance and conducting the approved mining plan, and that “[i]n the event that Caldera does not, or is otherwise unable to, pursue this project and pay to Global Gold the amounts provided for hereunder, Caldera’s rights to the Property and the shares of Marjan-Caldera Mining LLC shall be forfeited and replaced by a Net Smelter Royalty (the “NSR”).” Caldera has not met the threshold to earn any NSR under the agreement, and its notice of license non-compliance as well as its failure to pay resulted in an automatic termination of its rights by operation of the agreement.  The agreement provided that Caldera would deliver 500,000 of its shares to Global, “subject to final approvals of this agreement by the TSX Venture Exchange.” The TSX Venture Exchange approval was issued in June and Caldera failed to deliver the shares.

In addition, Global’s October 7, 2010 termination notice noted Caldera’s illegal behavior in registering charter changes harmful to and without the consent of Global, failure to operate with an agreed budget, illegal use of power of attorney (since withdrawn), refusal to turn over joint venture documents, material misrepresentations on technical and other matters, and more.  Global has also provided notice that Caldera should stop using misleading pictures of Global work and properties unrelated to Marjan on Caldera’s website, and Caldera has refused to do so.   Global is committed to preserving the license and hopes to resolve any related problems amicably, but reports that the joint venture has been confirmed and not terminated were issued without Global’s approval and Global assumes no responsibility for them or any information disseminated without Global’s consent.

On October 14, 2010, the Company sold and delivered approximately 56 tonnes of gold and silver concentrate pursuant to its agreement with IM.   The tentative amount due to the Company was $126,173 before any treatment charges and or adjustments from final assaying.   The final sales amount will be credited against the advance previously made by IM.

As of October 15, 2010, the Company had outstanding loans plus accrued interest totaling $5,312,642.95 from three of the Company’s Directors, Mr. Ian Hague ($5,052,262.27), Mr. Nicholas J. Aynilian ($154,030.68), and Mr. Drury Gallagher ($106,350).  On October 19, 2010, the Company’s non-interested members of the Board of Directors approved a restructuring in aid of settlement of all this debt to extinguish and convert this outstanding debt.  Pursuant to the restructuring, the loans were cancelled and became convertible into shares of the Company’s common stock at $0.15 per share.  As of October 22, 2010, the Company has been given acceptance for the entire conversion.  The transaction will benefit the Company by reducing the current debt by $5,312,642.95 and eliminating the interest from continuing to accrue on these debts.  The Company issued a total of 35,417,620 shares of the Company’s common stock which are restricted in exchange for the debt cancellation.  The conversion of debt by Mr. Hague will not impact his 1.75% NSR royalty on the Pureo property in Chile and will remain in force.

In connection with its private placement of stock in the Company which closed on December 30, 2008, the Company issued warrants to acquire a total of 4,750,000 additional shares of the Company at the price per share of $0.15 exercisable on or before December 9, 2013, unless mutually agreed otherwise. Pursuant to the decision of the non-interested members of the Board of Directors on October 19, 2010, the Company has amended the warrant strike price per share from $0.15 to $0.10.  On October 25, 2010, in connection with the aforementioned warrants, the Company had 2,500,000 warrants exercised, out of 4,750,000 warrants available, for a total of $250,000.  The shares were issued pursuant to the exemptions from registration requirements of the Securities Act under Regulation D based upon representations and covenants provided by the respective purchasers.  The Company anticipates that the balance of the 4,750,000 warrants will be exercised.

On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) which holds the Pureo mining assets in Chile, as previously described in the Company’s public filings.    The Company will provide Conventus with consulting services and technical assistance for development, production, exploration, and expansion of the GGV mining properties in further consideration of the payment terms below.

Key terms include that Conventus shall pay $5.0 million USD over four years and two months  payable as follows: $250,000 on or before October 31, 2010; $250,000 on or before November 30, 2010; $500,000 at the closing on or before March 31, 2011; $1,000,000 on or before December 31, 2011; $1,000,000 on or before December 31, 2012; $1,000,000 on or before December 31, 2013; and $1,000,000 on or before December 31, 2014 until $5,000,000 in total has been paid.  If the sale does not close, the Company is responsible for repayment of the $500,000 in payments made prior to closing based on terms contingent upon the reason for the closing to not occur.  Payments to the Company will be secured. As of October 27, 2010, Conventus Ltd shall be solely responsible, at its own expense for all expenses and other matters required by contract or law to comply with conditions related to the Pureo property, and in particular with the July 24, 2009 contractual condition to commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement on or before August 15, 2011(subject to any time taken for permitting purposes).

As additional consideration, if within seven years, Conventus or any of its successors produces 150,000 ounces of gold from the GGV property or property in Chile which the Company assists GGV or Conventus in acquiring, then Conventus shall or shall cause GGV to pay the Company a one-off and once only $2,500,000 bonus within 60 days of achieving such production. The closing of the transaction is subject to a definitive agreement and agreement being reached with Mr. Ian Hague, with respect to his royalty to the satisfaction of Conventus.  The closing date is anticipated to be on or before March 31, 2011.

Conventus wired $250,000 on October 29, 2010 to the Company in accordance with the payment terms above.

On October 28, 2010, the Company sold and delivered approximately 55 tonnes of gold and silver concentrate pursuant to its agreement with IM.   The tentative amount due to the Company was $123,590 before any treatment charges and or adjustments from final assaying.   The final sales amount will be credited against the advance previously made by IM.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2010 AND NINE MONTHS ENDED SEPTEMBER 30, 2009

During the nine month period ended September 30, 2010, the Company had revenue of $94,943 and $136,641 in the same period last year.  The decrease in revenue is primarily attributable to a decrease in sales of gold concentrate of $41,698.

During the nine month period ended September 30, 2010, the Company's administrative and other expenses were $1,342,984 which represented a decrease of $331,441 from $1,674,425 in the same period last year. The expense decrease was primarily attributable to lower compensation expense of $632,962, and stock compensation expense of $293,102, and increased legal expenses of $29,634, insurance expense of $42,663 and accounting expenses of $53,500.

During the nine month period ended September 30, 2010, the Company's mine exploration costs were $355,312 which represented a decrease of $387,442 from $742,754 in the same period last year.  The expense decrease was primarily attributable to the decreased activity at the Chile property of $47,441, at the Tukhmanuk Property of $194,822, at the Getik Property of $43,995 and at the Marjan Property of $101,184.

During the nine month period ended September 30, 2010, the Company's amortization and depreciation expenses were $773,266 which represented a decrease of $68,366 from $841,632 in the same period last year. The expense decrease was primarily attributable to a decrease in amortization expense of $21,075 and a decrease in depreciation expense of $47,291.

During the nine month period ended September 30, 2010, the Company had interest expense of $526,155 which represented an increase of $180,031 from $346,124 in the same period last year.  The expense increase was attributable to an increase in interest expense of $65,756 on note payable to directors and an increase interest expense of $114,352 on a secured line of credit both due to amounts borrowed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company's total assets were $7,427,649, of which $428,913 consisted of cash or cash equivalents.

The Company has $404,008 of restricted cash as of September 30, 2010.  The restriction is based on funds deposited by ABB from a line of credit for approximately $2.5 million being provided to the Company.  The cash is restricted for production purposes and increasing production at the Toukhmanuk property in Armenia.

The Company's plan of operation for at least the next twelve months ending September 30, 2011:

The Company's expected plan of operation for the calendar year 2010 is:

(a) With the approximately $2.5 million loan secured through ABB, to mine 60,000 to 100,000 tonnes of ore and to expand the Tukhmanuk plant capacity to 300,000 tonnes per year, to continue and to expand gold and silver production at the Tukhmanuk property in Armenia, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore other mining properties in Armenia and to generate cash flow and establish gold, silver and other reserves;

(b) To commence mining and advance the Marjan property and conduct further exploration at the Getik property in Armenia;

(c) To implement and work towards close the sale agreement with Conventus for GGVin Chile as discussed in Subsequent Events above, including commencing production;;

(d) To review and acquire additional mineral bearing properties; and

(e) Pursue additional financing through private placements, debt and/or joint ventures.

The Company had anticipated receiving $2,850,000 from Caldera Resources per the terms of the Marjan JV.  The payment schedule call for $300,000 on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, June 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, June 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.  The September payment has not been made and the Company has terminated the Marjan JV as further describe above in Subsequent Events.

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

The Company also anticipates spending additional funds in Armenia and Chile for further exploration and development of its other properties as well as acquisition of new properties.  The Company is also reviewing new technologies in exploration and processing.  The Company anticipates that it will issue additional equity or debt to finance its planned activities.  The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 4,750,000 shares of Common Stock of the Company at an exercise price of $0.15 per share, which expire on December 9, 2013.  These Warrants were amended to an exercise price of $0.10 per share.   On October 25, 2010, in connection with the aforementioned warrants, the Company had 2,500,000 warrants exercised, out of 4,750,000 warrants available, for a total of $250,000.  The shares were issued pursuant to the exemptions from registration requirements of the Securities Act under Regulation D based upon representations and covenants provided by the respective purchasers.  The Company anticipates that the balance of the 4,750,000 warrants will be exercised, all as further discussed above in Subsequent Events.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2010 and as of December 31, 2009.  As of September 30, 2010 and December 31, 2009, the Company had approximately $454,000 and $18,000, respectively, in Armenian bank deposits and approximately $800 and $55,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2010 and as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In 2006 GGH held the licenses for the Hankavan and Marjan properties, and was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently pending for 2010.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

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

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  September 30, 2010 and as of December 31, 2009; Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2010 and September 30, 2009, and for the exploration stage period from January 1, 1995 through September 30, 2010, and Statements of Cash Flows for the nine months September 30, 2010 and  September 30, 2009, and for the exploration stage period from January 1, 1995 through September 30, 2010 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (3)

Exhibit 10.2	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (4)

Exhibit 10.3	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (5)

Exhibit 10.4	Private Placement Agreement, dated December 8, 2008. (6)

Exhibit 10.5	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (7)

Exhibit 10.6	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Mining, LLC and Ashot Boghossian. (8)

Exhibit 10.7	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (9)

Exhibit 10.8	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (10)

Exhibit 10.9	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (11)

Exhibit 10.10	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (12)

Exhibit 10.11	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (13)

Exhibit 10.12	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (14)

Exhibit 10.13	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (15)

Exhibit 10.14	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (16)

Exhibit 10.15	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (17)

Exhibit 10.16	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (18)

Exhibit 10.17	Material Agreement – Debt cancellation and restructuring with conversion rights. (19)

Exhibit 10.18	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(18) Incorporated herein by reference to Exhibit 10.16 to the quarterly report on 10-Q for the second quarter ended June 30, 2010, filed with the SEC on August 23, 2010.

(19) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 22, 2010.

(20) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on November 1, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: November 22, 2010	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer