Form 10-K
period 2010-12-31
GLOBAL GOLD CORP
filed 2011-04-14
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 002-69494

GLOBAL GOLD CORPORATION
 (Exact name of Registrant as Specified in Its Charter)

Delaware	13-3025550
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

555 Theodore Fremd Avenue, Suite C208, Rye, NY 10580
(Address of principal executive offices) (Zip Code)

Registrant's telephone number (914) 925-0020

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act:  Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2010, was $1,492,300.

As of April 13, 2011 there were 79,190,475 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 10, 2011 are incorporated by reference into Part III (Items 10 through 14) of this Report

Cautionary Note Regarding Forward-Looking Statements

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

Cautionary Note to U.S. Investors

The United States Securities and Exchange Commission (the “SEC”) limits disclosure for U.S. reporting purposes to mineral deposits that a company can economically and legally extract or produce.  We use terms such as “reserves,” “resources,” “geologic resources,” “proven,” “probable,” “measured,” “indicated,” or “inferred,” which may not be consistent with the reserve definitions established by the SEC Industry Guide 7.  Laws of foreign countries including Armenia and Chile are not consistent with SEC Industry Guide 7 regarding use of such terms.  We are required to adhere to the mining laws and requirements of the countries we operate in which include developing reserves as well as exploration and mining activities pursuant to laws in the countries where we operate and to be in compliance with license requirements.  We acknowledge that due to the differences in laws of the countries in which we operate and SEC Industry Guide 7, our mining activities are being reported for informational and disclosure purposes based on foreign country requirements but also that the SEC does not recognize any of our properties as having proven or probable reserves established under SEC Industry Guide 7.  Under SEC Industry Guide 7, we can only state that we are in the exploration stage and have found consistencies in mineralization amongst our drilling results, even though we have foreign country approved reserves, resources, mining licenses, and sales of concentrate.

ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, New York.  Its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described below, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves, in accordance with SEC Industry Guide 7, at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees, the Company’s long term presence and the expertise and knowledge of its personnel in Armenia and in Chile allow it to compete with companies with greater resources.

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

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  An involuntary bankruptcy petition was filed against GGH which was granted and is currently on appeal.  On June 18, 2010, the Company closed Marjan JV leaving the Company with a 45% interest.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance.  See Legal Matters and Subsequent Events for an update on the Marjan JV.

On August 1, 2005, Global Gold Mining acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, Global Gold Mining acquired the remaining 49% interest of Mego-Gold, LLC, leaving Global Gold Mining as the owner of 100% of Mego-Gold, LLC.  See Subsequent Events for an update on Mego-Gold, LLC.

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and it’s approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, Global Gold Mining acquired the remaining 20% interest in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of 100% of Getik Mining Company, LLC.  See Subsequent Events for an update on Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family (“Quijano”) by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).  On August 14, 2009, the Company amended the above agreement whereby Global Gold Valdivia became wholly owned by the Company and retained only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.  On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in GGV.  See Subsequent Event for an update on GGV.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Marjan

The Marjan mining property is located in Southwestern Armenia, along the Nakichevan border in the Syunik province.  The property is accessible by car or truck through existing paved and dirt roads.  The property includes two parts; Marjan Central, where early drilling and underground exploration has been carried out and; Marjan North (Mazmazak), which is situated some 1.5 km north of Marjan Central.  The whole property is roughly rectangular in shape, 3.2 km wide by 6.1 km long.  The approximate geographic coordinates of the property are, 39° 24’ 00” Latitude and 45° 51’ 00” Longitude.  Electric power is proximate to the property.  There is also a river which passes in the immediate proximity to the property.  The Company does not have any facilities or material equipment at the property.  The Company has only done exploration work at the property and has not developed any significant surface or underground works or infrastructure with the exception of approximately 60 kilometers of roads built.  All equipment needed is brought to the site on an as needed basis from the Company’s other properties or from contractors.

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

The Company does not currently have established reserves at the Marjan Property, except as reported by the Republic of Armenia State Committee on Reserves (“GKZ”) and is focusing on exploration work based on Armenian historical GKZ records (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Marjan and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far.  Additional exploration work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.

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

In 2009, GGH engaged in mapping, sampling, drill analysis and other exploration work at Marjan and expanded Marjan North area.  As of December 31, 2010, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2009, the Company has spent approximately $3,516,500 on mining and exploration activities at this property, excluding acquisition and capital costs.

This property was previously explored during the Soviet era.  SHA, LLC applied for an original license from the Armenian Government.  Global Gold Mining acquired 100% of SHA, LLC, the Armenian company which held the license to the property in December 2003.  On April 28, 2008, the Company was issued a twenty-five year “special mining license” for the Marjan property effective April 22, 2008 and expiring April 22, 2033 which expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres.  The Company is required to pay annual governmental fees of approximately $55,000.  The Company is also required to perform work at the property as submitted and approved in its mining plan which includes mining of 150,000 tonnes of mineralized rock between April 22, 2008 and April 21, 2008, and to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  Marjan Mining Company is the licensee of the Marjan Property.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000 and received TSX Venture Exchange approval on the transaction and was waiting for final approval of its 43-101 to finalize the transaction.  On June 18, 2010, the transaction was closed.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance.  See Legal Matters and Subsequent Events for an update on the Marjan JV.

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

In 2008, Global Gold Mining upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior years drill results.  Also, the Company compiled its reserve report and submitted it to the state committee on reserves of Armenia in March 2009 (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has generated minimal sales from gold and silver concentrate from the property as of December 31, 2009.  Sales were approximately $6,000 in 2006, $10,400 in 2007, nothing in 2008, $136,600 in 2009, and $358,400 in 2010.  The sales in 2006 were for 41.11 tonnes of gold and silver concentrate with content of approximately 33 g/t gold and 290 g/t silver.  The sales in 2007 were for 47.23 tones of gold and silver concentrate with content of approximately 21 g/t gold and 117 g/t silver.  The sales in 2009 were for 109.98 tonnes of gold and silver concentrate with content of approximately 54 g/t gold and 216 g/t silver.  The sales in 2009 were for 226.62 tonnes of gold and silver concentrate with content of approximately 53 g/t gold and 200 g/t silver.  The Company has mined mineralized rock of approximately 52,000 tonnes in 2006 with content of approximately 1.27 g/t gold and 6.37 g/t silver, no mining in 2007, approximately 82,000 tonnes in 2008 with content of approximately 1.85 g/t gold and 5.21 g/t silver, no mining in 2009, approximately 21,000 tonnes in 2010 with content of approximately 2.08 g/t gold and 5.68 g/t silver.  As of December 31, 2010, the Company has spent approximately $8,335,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

See Subsequent Events for an update on the Tukhmanuk property.

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

In 2009, Getik Mining Company, LLC engaged in mapping, sampling, drill analysis and other exploration work at the Getik property.  As of December 31, 2009, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2010, the Company has spent approximately $650,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

See Subsequent Events for an update on the Getik property.

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

The Pureo property is mainly a placer deposit which will be mined using an open pit.  The Company’s claims are National exploitation licenses which carry definitive rights as long as the fees are paid.  The Company is required to pay governmental fees are approximately $30,000 per year.  If gold production is more than the $30,000 in value, then this amount is refunded.  The property is subject to a 17% Net Profits tax on production.  As of December 31, 2010, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2010, the Company has spent approximately $536,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

On July 24, 2009, Global Gold entered into an amendment with members of the Quijano family (“Quijano”) to the October 29, 2007 Global Gold Valdivia joint venture subject to final board approval on or before July 31, 2009 whereby GGV became wholly owned by Global Gold and retained only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.  On July 28, 2009, the amendment was approved by the Company’s board of directors.

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

On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in GGV which holds the Pureo mining assets in Chile.    The Company will provide Conventus with consulting services and technical assistance for development, production, exploration, and expansion of the GGV mining properties in further consideration of the payment terms below.

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

As additional consideration, if within seven years, Conventus or any of its successors produces 150,000 ounces of gold from the GGV property or property in Chile which the Company assists GGV or Conventus in acquiring, then Conventus shall or shall cause GGV to pay the Company a one-off and once only $2,500,000 bonus within 60 days of achieving such production. The closing of the transaction is subject to a definitive agreement and agreement being reached with Mr. Ian Hague, with respect to his royalty to the satisfaction of Conventus.  The closing date is anticipated to be on or before March 31, 2011.  See Subsequent Events for an update on the Pureo property.

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

The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental and safety performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. The Company had budgeted approximately $30,000 for environmental compliance in 2010 which remain unexpended as of the date of this filing.  The cost for the Company to maintain environmental compliance has had no substantial limitation or restriction upon our ability to carry out our mining operations.

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

LIQUIDITY RISK – GOING CONCERN

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.   As such, our independent registered public accounting firm has concluded that additional revenue arrangements or financing is needed to enable us to fund our future operations, which raises substantial about our ability to operate as a going concern, and accordingly has included this uncertainty in their report on our December 31, 2010 consolidated financial statements.

COMPETITION

There is intense competition in the mining industry. The Company is competing with larger mining companies, many of which have substantially greater financial strengths, and capital, marketing and personnel resources than those possessed by the Company.  Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees, the Company’s long term presence and the expertise and knowledge of its personnel in Armenia and in Chile allow it to compete with companies with greater resources.

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

MANAGEMENT SALARIES

As of December 31, 2010, the Company owes unpaid wages of approximately $740,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2010, the Company had accrued interest of approximately $48,000.  The Company’s failure to remain current in its salary obligations exposes the Company to the potential loss of key personnel.

TRADING MARKET

The Company's Common Stock is traded on the OTCQB exchange of the OTC Market. As a result, our stockholders may find it more difficult to buy or sell shares of our common stock than it would be if our stock were listed on a national securities exchange.

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

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently still pending.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 2,640,786 (3.33%), and 3,150,000 (3.98%) shares, respectively, or a total of 5,790,786 (7.31%) shares, out of the 79,190,475 shares of the Company's Common Stock issued and outstanding as of December 31, 2010.  The two Company officers, director Nicholas J. Aynilian who owns 2,053,873 (2.59%) and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 (1.77%) shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Ian Hague, a Company director and Firebird Mangement, LLC manager, owns a total of 33,781,748 (42.66%) shares, Firebird Management, LLC owns a total of 16,865,034 (21.30%) shares,  and Persistency Capital owns a total of 2,000,000 (2.53%), out of the 79,190,475 shares, of the Company's Common Stock issued and outstanding as of December 31, 2010.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. DESCRIPTION OF PROPERTIES

The Company rented office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less then one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.  The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.  The lease terminated on March 31, 2011 and the Company entered a new 5-year lease starting on April 1, 2011 at a starting annual rental cost of $63,045.  The new lease is for office space in a commercial building at 555 Theodore Fremd Avenue, Rye, NY 10580.

For a description of the mining properties in which the Company has an interest, see Item 1 "Description of Business."

ITEM 3. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian The Company filed for arbitration  under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently still pending.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

On June 17, 2010, Global Gold Corporation and its subsidiary Global Gold Mining, LLC (collectively “Global”) and Caldera Resources, Inc (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008 and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and   the performance of work at the property as submitted and approved in the mining plan which includes mining of 150,000 tonnes of mineralized rock between April 22, 2008 and April 21, 2011, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

The joint venture agreement provided that Caldera would be solely responsible for license compliance and conducting the approved mining plan, and that “[i]n the event that Caldera does not, or is otherwise unable to, pursue this project and pay to Global Gold the amounts provided for hereunder, Caldera’s rights to the Property and the shares of Marjan-Caldera Mining LLC shall be forfeited and replaced by a Net Smelter Royalty (the “NSR”).” Caldera did not meet the threshold to earn any NSR under the agreement, and its notice of license non-compliance as well as its failure to pay resulted in an automatic termination of its rights by operation of the agreement.  The agreement provided that Caldera would deliver 500,000 of its shares to Global, “subject to final approvals of this agreement by the TSX Venture Exchange.” The TSX Venture Exchange approval was issued in June and Caldera failed to deliver the shares.  Subject to a 30 day extension if it could not raise the funds in capital markets, Caldera agreed to make a $300,000 payment to the Company on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, June 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, June 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.  Caldera raised sufficient funds, but did not make these payments.

In addition, Global’s October 7, 2010 termination notice noted Caldera’s illegal behavior in registering charter changes harmful to and without the consent of Global, material misrepresentations on technical and other matters, and more.   Caldera officials have also engaged in behavior at odds with the Foreign Corrupt Practices Act, which the Company has reported to Armenian and US Government officials.  Caldera officials are currently under criminal investigation, and Global has brought an action pending in Armenian court to correct Caldera’s illegal re-registration of share in Armenia.  Separately, there is an arbitration pending in New York whereby Caldera is seeking confirmation through the American Arbitration Association of the joint venture’s existence, and Global is seeking $850,000 of accrued but unpaid amounts at the contractual rate of 10% interest, the 500,000 shares of stock Caldera failed to deliver in June 2010, and damages for Caldera’s other breaches, non-performance, and attacks on Global.

The Company is aware that another company based in Hong Kong began publicly trading shares in the U.S. with the name Globalgold Corp.  The Company’s counsel has sent the other company a cease and desist letter for using the similar name and request that it change its name.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $350,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $130,000 as of December 31, 2010.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS

ISSUER PURCHASES OF EQUITY SECURITIES

(a) Shares of the Company's Common Stock trade on the OTC Bulletin Board (OTCQB) under the symbol "GBGD." The range of high and low bid information for each quarterly period during 2009 and 2010 were as follows:

	2009		2010

Quarter	High*	Low*	High*	Low*

1st	$0.20	$0.05	$0.20	$0.09
2nd	$0.20	$0.05	$0.18	$0.02
3rd	$0.20	$0.08	$0.16	$0.04
4th	$0.29	$0.10	$0.32	$0.09

* These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.  Source: Yahoo Finance

As of April 13, 2011, the Company had 79,190,475 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of April 13, 2011, there were approximately 1,283 holders of record of shares of the Company's Common Stock.

(c) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2010.

			Remaining available for
	Number of Securities to	Weighted average exercise	issuance under equity
	be issued upon exercise	price of outstanding	compensation plans
	of oustanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a) (#)	(b) ($)	(c ) (#)

Equity compensation plans approved by security holders (1)	2,994,167	$0.52	5,833

Equity compensation plans not approved by security holders	0	0	0

Total:	2,994,167		5,833

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

On May 18, 2009, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.20 per share. On May 18, 2009, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 166,667 shares of common stock of the Company at $0.20 per share vesting on November 18, 2009.  On May 18, 2009, the Company granted to Courtney Fellowes, the Company’s Vice President of Business Development and Investor Relations, stock options to purchase 100,000 shares of common stock of the Company at $0.20 per share vesting on June 18, 2009.  On August 12, 2009, the Company granted to Jan Dulman, the Company’s Chief Financial Officer,  stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement.  On June 19, 2010, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.10 per share. On June 19, 2010, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 100,000 shares of common stock of the Company at $0.10 per share vesting on November 19, 2010.  On October 14, 2010, the Company granted options to buy 40,000 shares of common stock, at an exercise price of $0.25 per share, to a consultant, Paul Airasian, which vest on December 31, 2010 and expire on December 31, 2012.

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

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2010 AND TWELVE-MONTHS ENDED DECEMBER 31, 2009

During the twelve-month period ended December 31, 2010, the Company's administrative and other expenses were $1,762,848 which represented a decrease of $338,844 from $2,151,692 in the same period last year. The expense decrease was primarily attributable to lower stock compensation expense of $274,480 less than the prior year’s period, compensation expense of $81,164 less than the prior year’s period, rent expense of $42,446 less than the prior year’s period, insurance expense of $18,505 less than the prior year’s period and travel expenses of $12,984 less than the prior year’s period, offset by legal fees of $164,525 higher than the prior year’s period.

 During the twelve-month period ended December 31, 2010, the Company's mine exploration costs were $719,823 which represented an increase of $54,370 from $665,453 in the same period last year. The expense increase was primarily attributable to the increased mining activity at the Tukhmanuk property of $268,331 offset by decreased mining activity at the Marjan property of $112,615, the Getik property of $46,907, and at the Chilean property of $54,439.

During the twelve-month period ended December 31, 2010, the Company's amortization and depreciation expenses were $1,035,751 which represented a decrease of $127,902 from $1,163,653 in the same period last year. The expense decrease was primarily attributable to the decreased depreciation expense of $127,894.

During the twelve-month period ended December 31, 2010, the Company had interest expenses of $663,219 which represented an increase of $103,812 from $559,407 in the same period last year.  The expense increase was attributable to an increase in interest expense of $146,380 on a secured line of credit in Armenia due to additional borrowings offset by a decrease in interest expense of $41,159 on note payable to directors due to the director loans being converted to stock in October 2010.

During the twelve-month period ended December 31, 2010, the Company had revenue of $358,467 which represented an increase of $221,826 from $136,641 in the same period last year.  The increase in revenue is primarily attributable to an increase in sales of gold concentrate of $221,826 from the Tukhmanuk property.

The Company had a gain from a nonrefundable deposit on a joint venture in 2010 of $100,000 compared to a gain from a nonrefundable deposit on a joint venture in 2009 of $50,000.

The Company had interest income of $6,758 in 2010 which represented an increase of $6,603 from $155 from the same period last year.   The increase is attributable to higher average cash balance in the Armenia bank accounts.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of December 31, 2010, the Company's total assets were $6,011,106, of which $14,083 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2011 is:

(a) To implement the joint venture agreement with Consolidated Resources USA, LLC, to expand the Tukhmanuk plant capacity to 300,000 tonnes per year, to continue and to expand gold and silver production at the Tukhmanuk property in Armenia, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, silver and other reserves;

(b) To implement the sale agreement with Conventus Ltd. at the Pureo property in Chile;

(c) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries; and

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

The Company retains the right to participate up to 20% in any new projects undertaken by the Armenian company Sipan 1, LLC and successors to and affiliates of Iberian Resources Limited, which merged with Tamaya Resources Limited, in Armenia, until August 15, 2015.  In addition, the Company has a 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties in a 20 kilometer radius of the town of Aigedzor in southern Armenia.  On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited.  However, as of December 31, 2008, Iberian Resources and Tamaya filed for bankruptcy in Australia and the Company has taken action to protect its rights.  In 2009, the bankruptcy administrators sold the shares of Sipan 1, LLC to Terranova Overseas company organized in the United Arab Emirates  which, on information and belief, includes local and foreign investors and  which also assumes the continuing obligations of Sipan 1, LLC to Global Gold.

The Company also anticipates spending additional funds in Armenia and Chile for further exploration and development of its other properties as well as acquisition of new properties.  The Company is also reviewing new technologies in exploration and processing.  The Company anticipates that it will issue additional equity or debt to finance its planned activities.  The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 4,750,000 shares of Common Stock of the Company at an exercise price of $0.15 per share, which expire on December 9, 2013.  These Warrants were amended to an exercise price of $0.10 per share.   On October 25, 2010, in connection with the aforementioned warrants, the Company had 2,500,000 warrants exercised, out of 4,750,000 warrants available, for a total of $250,000.  The shares were issued pursuant to the exemptions from registration requirements of the Securities Act under Regulation D based upon representations and covenants provided by the respective purchasers.  The Company anticipates that the balance of the 4,750,000 warrants will be exercised which will provide for an additional $225,000 but these warrants have not been exercised as of the date of this filing.

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

See “Subsequent Events” section for information regarding funding from Consolidated Resources USA, LLC, a Delaware company (“CR”) and Conventus Ltd., a BVI corporation (“Conventus”).  Besides these two fundings, there are no firm commitments from third parties to provide additional financing and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

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

For the years ended December 31, 2010 and 2009, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the years ended December 31, 2010 and 2009 was $130,712 and $419,192, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, "Comprehensive Income."  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2010 and 2009.

	Year Ending December 31,

	2010	2009

Net loss	$(3,842,602)	$(4,320,561)
Unrealized gain arising during year	$(237,430)	$(499,108)

Comprehensive loss	$(4,080,032)	$(4,819,669)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet as of December 31, 2010 at $560,560 and $3,994, respectively, and unprocessed ore and gold concentrate of $772,298 and $32,855, respectively, as of December 31, 2009 with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2010 and December 31, 2009.  As of December 31, 2010 and December 31, 2009, the Company had approximately $9,866 and $250, respectively, in Armenian bank deposits and $859 and $21,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2010 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, notes thereto and report of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2010 and December 31, 2009, by Sherb & Co, LLP, are attached hereto as a part of, and at the end of, this report.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of December 31, 2010, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company's internal control over financial reporting, have concluded that the Company's internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred in the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held on or around June 10, 2011.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held on or around June 10, 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning required by this Item 12 is incorporated by reference from the Company's Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held on or around June 10, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held on or around June 10, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company's Proxy Statement relating to the 2011 Annual Meeting of Stockholders scheduled to be held on or around June 10, 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including the report of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2010 and December 31, 2009.

(b) Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Employment Agreement, dated as of January 1, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (3)

Exhibit 10.2	Labrador Uranium Claims Agreement, dated January 18, 2007. (4)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (5)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (6)

Exhibit 10.5	Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Jan Dulman. (7)

Exhibit 10.6	Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Lester Caesar. (8)

Exhibit 10.7	Amended Employment Agreement, dated as of June 15, 2007, by and between Global Gold Corporation and Hrayr Agnerian. (9)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (10)

Exhibit 10.9	Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (11)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (12)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (13)

Exhibit 10.12	Amended Terms for Options on Chiloe and Ipun Island Properties dated March 31, 2008 and confirmed April 8, 2008. (14)

Exhibit 10.13	Chiloe and Ipun Island Properties Sale Agreement dated as of October 3, 2008. (15)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (16)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (17)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (18)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (19)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Mining, LLC and Ashot Boghossian. (20)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (21)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (22)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (23)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (24)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (25)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (26)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (27)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (28)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (29)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (30)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (31)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (32)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (33)

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(30) Incorporated herein by reference to Exhibit 10.16 to the quarterly report on 10-Q for the second quarter ended June 30, 2010, filed with the SEC on August 23, 2010.

(31) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on October 22, 2010.

(32) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on November 1, 2010.

(33) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 21, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION (Registrant)

By:	/s/ Van Z. Krikorian
Van Z. Krikorian, Chairman, Chief Executive Officer and Director

April 14, 2011 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	4/14/11	/s/ Van Z. Krikorian	4/14/11
Jan Dulman Chief Financial Officer		Van Z. Krikorian, Chairman, Chief Executive Officer and Director

/s/ Drury J. Gallagher	4/14/11	/s/ Nicholas J. Aynilian	4/14/11
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Ian C. Hague	4/14/11	/s/ Harry Gilmore	4/14/11
Ian C. Hague		Harry Gilmore
Director		Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page

Report of Independent Registered Public Accounting
Firm - for the years ended December 31, 2010 and 2009	F-1

Consolidated Balance Sheets - as of December 31, 2010 and 2009	F-2

Consolidated Statements of Operations and Comprehensive Loss -
for the years ended December 31, 2010 and 2009 and the development
stage period from January 1, 1995 through December 31, 2010	F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
- for the development stage period from January 1, 1995
through December 31, 2010	F-4 to F-6

Consolidated Statements of Cash Flows - for the years ended
December 31, 2010 and 2009 and the development stage
period from January 1, 1995 through December 31, 2010	F-7

Notes to Consolidated Financial Statements	F-8 to F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Global Gold Corporation and Subsidiaries (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Global Gold Corporation and Subsidiaries (An Exploration Stage Company) (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended. We did not audit the period beginning January 1, 1995 through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
New York, New York
April 13, 2011

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,
	2010	2009

CURRENT ASSETS:
Cash	$14,083	$29,551
Inventories	740,096	946,369
Tax refunds receivable	106,910	147,919
Prepaid expenses	7,705	2,986
Other current assets	38,369	10,173
TOTAL CURRENT ASSETS	907,163	1,136,998

LICENSES, net of accumulated amortization of $1,842,655 and $1,544,339, respectively	1,367,281	1,665,597
ASSETS HELD FOR SALE, net of accumulated amortization of $498,939 and $332,632, respectively	1,164,226	1,330,533
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,002,195	369,425
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,442,299 and $1,982,761, respectively	1,570,241	1,753,840

	$6,011,106	$6,256,393

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,263,998	$2,085,172
Wages payable	1,024,423	1,174,547
Employee loans	286,170	-
Advance from customer	168,722	-
Deposit on sale of property	250,000	-
Secured line of credit - short term portion	588,000	486,800
Current portion of note payable to Directors	27,627	4,183,239
TOTAL CURRENT LIABILITIES	4,608,940	7,929,758

SECURED LINE OF CREDIT - LONG TERM PORTION	2,238,486	57,111
NOTE PAYABLE TO DIRECTORS	-	729,167

TOTAL LIABILITIES	6,847,426	8,716,036

STOCKHOLDERS' DEFICIT:

Common stock $0.001 par, 100,000,000 shares authorized; 79,190,475 and 41,152,856 at December 31, 2010 and December 31, 2009, respectively, shares issued and outstanding	79,191	41,153
Additional paid-in-capital	37,064,893	31,399,576
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(37,643,409)	(33,800,807)
Accumulated other comprehensive income	2,570,653	2,808,083

TOTAL STOCKHOLDERS' DEFICIT	(836,320)	(2,459,643)

	$6,011,106	$6,256,393

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount
			from
	Year Ended		January 1, 1995
	December 31,		through
	2010	2009	December 31, 2010
			(Unaudited)

REVENUES	$358,467	$136,641	$551,152

COST OF GOODS SOLD	126,186	63,812	189,998

GROSS PROFIT	232,281	72,829	361,154

EXPENSES:
General and administrative	1,762,848	2,151,692	21,433,327
Mining and exploration costs	719,823	665,453	14,593,989
Amortization and depreciation	1,035,751	1,163,653	5,105,080
Write-off on investment	-	40,882	176,605
Gain on sale of investment	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	(100,000)	(50,000)	(2,523,701)
Interest expense	663,219	559,407	1,683,634
Bad debt expense	-	-	151,250
Loss on foreign exchange	-	12,458	193,852
Gain on extinguishment of debt	-	(150,000)	(289,766)
Interest income	(6,758)	(155)	(364,151)

TOTAL EXPENSES	4,074,883	4,393,390	37,380,341

Loss from Continuing Operations	(3,842,602)	(4,320,561)	(37,019,187)
			`
Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss Applicable to Common Shareholders	(3,842,602)	(4,320,561)	(37,643,408)

Foreign currency translation adjustment	(237,430)	(499,107)	2,217,178
Unrealized gain/(loss) on investments	-	-	353,475

Comprehensive Net Loss	$(4,080,032)	$(4,819,668)	$(35,072,755)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.08)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	48,447,906	40,029,438

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
( An Exploration Stage Enterprise )

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to and During the Development	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Stock	Income (Loss)	Equity
Balance from February 21, 1980 to December 31, 1994
(Note 1) (Unaudited)	898,074	$89,807	$3,147,693	$(2,907,648)	$-	$-	$329,852

Adjustment for the restatement of par value	-	(88,909)	88,909	-	-	-	-
Issuance of stock for acquisition of Eyre
Recources, N.L.	1,000,000	1,000	849,000	-	-	-	850,000
Proceeds received from private placement	200,000	200	421,373	-	-	-	421,573
Net loss	-	-	-	(361,345)	-	-	(361,345)

Balance as December 31, 1995 (Unaudited)	2,098,074	2,098	4,506,975	(3,268,993)	-	-	1,240,080

Warrants exercised	40	-	100	-	-	-	100
Net loss	-	-	-	(668,577)	-	-	(668,577)

Balance as of December 31, 1996 (Unaudited)	2,098,114	2,098	4,507,075	(3,937,570)	-	-	571,603

Issuance of common stock	2,250,000	2,250	222,750	-	-	-	225,000
Net loss	-	-	-	(690,747)	-	-	(690,747)

Balance as of December 31, 1997 (Unaudited)	4,348,114	4,348	4,729,825	(4,628,317)	-	-	105,856

Net income	-	-	-	34,944	-	-	34,944

Balance as of December 31, 1998 (Unaudited)	4,348,114	4,348	4,729,825	(4,593,373)	-	-	140,800

Purchase of treasury stock	-	-	-	-	(60,000)	-	(60,000)
Unrealized loss on investment	-	-	-	-	-	(16,000)	(16,000)
Net loss	-	-	-	(93,826)	-	-	(93,826)

Balance as of December 31, 1999 (Unaudited)	4,348,114	4,348	4,729,825	(4,687,199)	(60,000)	(16,000)	(29,026)

Issuance of common stock in connection
with settlement	20,000	20	1,980	-	-	-	2,000
Cancellation of treasury stock	(1,000,000)	(1,000)	(59,000)	-	60,000	-	-
Settlement of accrued salary	1,000,000	1,000	161,500	-	-	-	162,500
Sale of warrants	-	-	650	-	-	-	650
Unrealized loss on investment	-	-	-	-	-	(90,000)	(90,000)
Net loss	-	-	-	(33,341)	-	-	(33,341)

Balance as December 31, 2000 (Unaudited)	4,368,114	4,368	4,834,955	(4,720,540)	-	(106,000)	12,783

Net loss	-	-	-	(26,832)	-	-	(26,832)
Unrealized loan on investment	-	-	-	-	-	(15,000)	(15,000)

Balance as of December 31, 2001 (Unaudited)	4,368,114	4,368	4,834,955	(4,747,372)	-	(121,000)	(29,049)

Issuance of common stock for compensation	200,000	200	9,800	-	-	-	10,000
Net loss	-	-	-	(60,113)	-	-	(60,113)
Unrealized gain on investment	-	-	-	-	-	247,406	247,406

Balance as of December 31, 2002 (Unaudited)	4,568,114	4,568	4,844,755	(4,807,485)	-	126,406	168,244

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to and During the Development	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Stock	Income (Loss)	Equity
Issuance of common stock for cash:
at $0.25 per share, January	350,000	350	87,150	-	-	-	87,500
at $0.25 per share, July	1,000,000	1,000	231,500	-	-	-	232,500
at $0.50 per share, October	100,000	100	46,400	-	-	-	46,500
at $0.50 per share, October	400,000	400	185,600	-	-	-	186,000
Issuance of common stock for compensation:
at $0.25 per share, February	1,800,000	1,800	(1,800)	-	-	-	-
at $0.25 per share, June	900,000	900	(900)	-	-	-	-
at $0.25 per share, December	90,000	90	(90)	-	-	-	-
Amortization of deferred compensation	-	-	165,802	-	-	-	165,802
Issuance of common stock for services:
at $0.25 per share, January	500,000	500	24,500	-	-	-	25,000
at $0.25 per share, April	250,000	250	62,250	-	-	-	62,500
Shares cancelled in September, which were
issued in January	(500,000)	(500)	(24,500)	-	-	-	(25,000)
Shares issued at $0.25 per share for
accounts payable in April	100,000	100	24,900	-	-	-	25,000
Fractional share adjustment	20	-	-	-	-	-	-
Unrealized gain on investment	-	-	-	-	-	(95,278)	(95,278)
Net loss	-	-	-	(616,820)	-	-	(616,820)

Balance as of December 31, 2003 (Unaudited)	9,558,134	9,558	5,645,567	(5,424,305)	-	31,128	261,948

Issuance of common stock for compensation	250,000	250	(250)				-
Forfeiture of common stock for compensation	(526,833)	(527)	527				-
Sale of common stock	3,000,000	3,000	1,482,000	-	-	-	1,485,000
Issuance of common stock for services	90,000	90	(90)				-
Issuance of common stock for payable	240,000	240	113,260				113,500
Amortization of unearned compensation			316,756				316,756
Net loss				(688,039)	-		(688,039)
Unrealized gain on investment	-	-	-	-	-	(31,128)	(31,128)

Balance as of December 31, 2004 (Unaudited)	12,611,301	12,611	7,557,770	(6,112,344)	-	-	1,458,037

Issuance of common stock for compensation:
at $0.50 per share, January	850,000	850	(850)	-	-	-	-
at $1.00 per share, June	170,000	170	(170)	-	-	-	-
at $1.50 per share, December	45,000	45	(45)	-	-	-	-
Sale of common stock	4,000,000	4,000	2,996,000	-	-	-	3,000,000
Less: Selling expense for sale of common stock		-	(39,000)				(39,000)
Exercise of warrants	220,000	220	54,780				55,000
Amortization of unearned compensation			292,994				292,994
Net loss				(2,309,187)			(2,309,187)
Foreign currency translation adjustment	-	-	-	-	-	(38,511)	(38,511)

Balance as of December 31, 2005 (Unaudited)	17,896,301	17,896	10,861,479	(8,421,531)	-	(38,511)	2,419,333

Issuance of common stock for compensation:
at $1.50 per share, February	274,000	274	35,726	-	-	-	36,000
at $1.70 per share, June	925,000	925	(925)	-	-	-	-
at $1.25 per share, September	200,000	200	(200)	-	-	-	-
Forfeiture of common stock for compensation	(40,000)	(40)	40				-
Issuance of common stock for payable:
at $1.15 per share, January	100,000	100	114,900				115,000
Sale of common stock	10,400,000	10,400	12,989,588	-	-	-	12,999,988
Less: Selling expense for sale of common stock		-	(764,957)				(764,957)
Issuance of options for compensation			225,894				225,894
Exercise of warrants	3,000,000	3,000	2,247,000				2,250,000
Accrual of stock bonuses issued in 2007			(27,950)				(27,950)
Amortization of unearned compensation			1,017,742				1,017,742
Net loss				(5,296,370)			(5,296,370)
Other comprehensive income	-	-	-	-	-	842,731	842,731

Balance as of December 31, 2006	32,755,301	32,755	26,698,337	(13,717,901)	-	804,220	13,817,411

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to and During the Development	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Stock	Income (Loss)	Equity
Issuance of common stock for compensation:
at $0.88 per share, January 1	83,334	83	(83)	-	-	-	-
at $0.86 per share, January 11	50,000	50	(50)	-	-	-	-
at $0.83 per share, June	286,666	287	(287)	-	-	-	-
Forfeiture of common stock for compensation	(172,500)	(173)	(3,786)				(3,958)
Issuance of common stock for payable:
at $2.00 per share, September (2006)	500,000	500	999,500				1,000,000
at $0.86 per share, January	63,250	63	54,332				54,395
at $0.85 per share, April	150,000	150	127,350				127,500
Issuance of options for compensation			481,446				481,446
Exercise of warrants	150,000	150	16,350				16,500
Accrual of stock bonuses issued in 2008			(14,850)				(14,850)
Accrual of interest on note			(26,612)				(26,612)
Amortization of unearned compensation			986,500				986,500
Net loss				(9,716,880)			(9,716,880)
Other comprehensive income	-	-	-	-	-	1,307,480	1,307,480

Balance as of December 31, 2007	33,866,051	33,866	29,318,147	(23,434,781)	-	2,111,700	8,028,932

Issuance of common stock for compensation:
at $0.17 per share, November 11	200,000	200	33,800	-	-	-	34,000
at $0.10 per share, December 10	20,000	20	(20)	-	-	-	-
Issuance of common stock for payable:
at $0.55 per share, February 11	153,750	154	84,409				84,563
at $0.17 per share, November 11	100,000	100	16,900				17,000
Issuance of options for compensation			279,925				279,925
Conversion of note receivable into shares	(152,778)	(153)	(48,750)				(48,903)
Issuance of common stock for acquistion:
at $0.45 per share, April 8	250,000	250	112,250				112,500
Accrual of interest on note			(2,555)				(2,555)
Sale of common stock	4,750,000	4,750	470,250	-	-	-	475,000
Amortization of unearned compensation			717,994				717,994
Net loss				(8,953,113)			(8,953,113)
Other comprehensive income	-	-	-	-	-	1,195,490	1,195,490

Balance as of December 31, 2008	39,187,023	39,187	30,982,350	(32,387,894)	-	3,307,190	1,940,833

Issuance of common stock for compensation:
at $0.20 per share, May 18	333,333	333	(333)	-	-	-	-
at $0.10 per share, July 1	1,387,500	1,388	(1,388)	-	-	-	-
at $0.14 per share, August 1	245,000	245	(245)	-	-	-	-
Issuance of options for compensation			130,273				130,273
Amortization of unearned compensation			288,919				288,919
Net loss				(4,320,561)			(4,320,561)
Other comprehensive income (loss)	-	-	-	-	-	(499,107)	(499,107)

Balance as of December 31, 2009	41,152,856	41,153	31,399,576	(36,708,455)	-	2,808,083	(2,459,643)

Issuance of common stock for compensation:
at $0.10 per share, August 19	120,000	120	9,880	-	-	-	10,000
Conversion of note payable into shares	35,417,619	35,418	5,277,225				5,312,643
Exercise of warrants	2,500,000	2,500	247,500				250,000
Issuance of options for compensation			69,452				69,452
Amortization of unearned compensation			61,260				61,260
Net loss				(3,842,602)			(3,842,602)
Other comprehensive income (loss)	-	-	-		-	(237,430)	(237,430)

Balance as of December 31, 2010	79,190,475	$79,191	$37,064,893	$(40,551,057)	$-	$2,570,653	$(836,320)

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
	Year Ended		from
	December 31,		January 1, 1995
			through
	2010	2009	December 31, 2010
			(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(3,842,602)	$(4,320,561)	$(37,643,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	61,260	288,919	3,847,967
Stock option expense	69,452	130,273	1,186,990
Amortization expense	464,623	464,631	2,567,278
Depreciation expense	571,128	699,022	2,763,710
Stock based compensation	10,000	-	66,613
Write-off of investment	-	40,882	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	(100,000)	(150,000)	(2,473,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	(418,404)	207,100	(2,225,592)
Accounts payable and accrued expenses	427,479	362,781	3,020,269
Accrued interest	387,638	499,300	1,073,947
Wages payable	(150,124)	1,043,304	1,024,423
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,519,550)	(734,349)	(29,139,819)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(402,638)	(115,349)	(4,538,557)
Proceeds from sale of mining interest	250,000	-	3,141,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)
NET CASH USED IN INVESTING ACTIVITIES	(152,638)	(115,349)	(2,208,999)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	168,722	-	168,722
Proceeds from secured line of credit	2,534,083	-	3,189,374
Repayment of secured line of credit	(468,911)	(172,426)	(641,337)
Note payable to Directors	138,404	857,510	4,403,329
Warrants exercised	250,000	-	2,572,250
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,622,298	685,084	27,822,442

EFFECT OF EXCHANGE RATE ON CASH	34,422	(34,206)	3,529,107

NET (DECREASE) INCREASE IN CASH	191,596	(198,820)	209,795

CASH AND CASH EQUIVALENTS - beginning of period	29,551	228,371	11,352

CASH AND CASH EQUIVALENTS - end of period	$14,083	$29,551	$14,083

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$267,610	$60,107	$343,139

Noncash Transactions:

Stock issued for deferred compensation	$2,000	$239,717	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$5,312,643	$-	$5,337,643
Shares cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1. ORGANIZATION AND BUSINESS

Global Gold is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described below, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves, in accordance with SEC Industry Guide 7, at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

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

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  An involuntary bankruptcy petition was filed against GGH which was granted and is currently on appeal.  On June 18, 2010, the Company closed Marjan JV leaving the Company with a 45% interest.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance.  See Legal Matters and Subsequent Events for an update on the Marjan JV.

On August 1, 2005, Global Gold Mining acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, Global Gold Mining acquired the remaining 49% interest of Mego-Gold, LLC, leaving Global Gold Mining as the owner of 100% of Mego-Gold, LLC.  See Subsequent Events for an update on Mego-Gold, LLC.

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and it’s approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, Global Gold Mining acquired the remaining 20% interest in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of 100% of Getik Mining Company, LLC.  See Subsequent Events for an update on Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family (“Quijano”) by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).  On August 14, 2009, the Company amended the above agreement whereby Global Gold Valdivia became wholly owned by the Company and retained only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.  On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in GGV.  See Subsequent Event for an update on GGV.

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2010.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis for Presentation - The consolidated financial statements at December 31, 2010 and 2009, and for the years then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage enterprise, has generated revenues of $551,152 (other than interest income, the proceeds from the sale of an interest in an Armenian mining venture with Iberian Resources Ltd., and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $37,600,000. Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2010 and 2009 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2010 and December 31, 2009.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2010 and December 31, 2009, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

e. Inventories - Inventories consists of the following at December 31, 2010 and 2009:

	2010	2009

Ore	$560,560	$772,298
Concentrate	3,994	32,855
Materials, supplies and other	175,542	141,216

Total Inventories	$740,096	$946,369

Ore inventories consists of unprocessed ore at the Tukhmanuk mining site in Armenia. The concentrate and unprocessed ore are stated at the lower of cost or market.

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

h. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants and options that are exercisable at December 31, 2010 and 2009 was 5,094,167 and 6,997,917, respectively.

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

For the years ended December 31, 2010 and 2009, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2010 and 2009 was $130,712 and $419,192, respectively. The expense for stock-based compensation is a non-cash expense item.

j. Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2010 and 2009.

	Year Ending December 31,

	2010	2009

Net loss	$(3,842,602)	$(4,320,561)
Unrealized gain arising during year	$(237,430)	$(499,108)

Comprehensive loss	$(4,080,032)	$(4,819,669)

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

q. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At December 31, 2010 and 2009, amortization expense totaled $464,623 and $464,631, respectively.  Amortization expense over the next five years will be:

Year	Amount

2011	$464,632
2012	$464,632
2013	$464,632
2014	$464,632
2015	$340,334
thereafter	$332,334

r. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $30,000 as December 31, 2010 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.  The Company mined approximately 21,000 tonnes in 2010 but did not mine ore in 2009.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

s. Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  In 2010 and 2009, the Company recognized $358,467 and $136,641, respectively, of sales from its Tukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  In 2010 and 2009, the Company did not recognize any income from royalties.

t. New Accounting Standards:

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

On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption – one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. This amendment is not expected to have a material impact on the Company’s financial statements

In April 2010, the FASB issued Update No. 2010-17, or ASU 2010-17, Revenue Recognition—Milestone Method, which updates the guidance currently included under topic 605, Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective for milestones achieved in fiscal years, and interim periods within those years, beginning after June 15, 2010 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the potential impact, if any, of the new accounting guidance on its consolidated financial statements.

In April 2010, the FASB issued an authoritative pronouncement on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The pronouncement clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition, and therefore should be considered an equity award assuming all other criteria for equity classification are met. The pronouncement is for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected companies will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. This amendment is not expected to have a material impact on the Company’s financial statements.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2010 and 2009.

	2010	2009

Property, plant and equipment	$4,012,540	$3,736,601
Less accumulated depreciation	(2,442,299)	(1,982,761)

	$1,570,241	$1,753,840

The Company had depreciation expense for the year ended December 31, 2010 and 2009 of $571,128 and $699,022, respectively.

4. OTHER RECEIVABLE

As of December 31, 2010 the Company was owed $600,000 from Caldera Resources per the terms of the Marjan JV agreement.  The Company has decided to not carry this receivable as an asset, even though the Company is in arbitration to have Caldera perform its obligations, because Caldera has not performed on any of its obligations to Global per the Marjan JV agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2010 and 2009, the accounts payable and accrued expenses consisted of the following:

	2010	2009

Drilling work payable	$313,324	$317,547
Accounts payable	1,858,991	1,713,459
Accrued expenses	91,683	54,166

	$2,263,998	$2,085,172

6. DEPOSIT PAYABLE

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

7. DEPOSIT ON SALE OF PROPERTY

On October 29, 2010, the Company received an advance of $250,000 from Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) which holds the Pureo mining assets in Chile, as further described in the Agreements section below.   If the sale does not close, the Company is responsible for repayment of payments made prior to closing based on terms contingent upon the reason for the closing to not occur.  As of December 31, 2010, the Company is carrying the $250,000 deposit as a liability since the closing had not occurred.  See Subsequent Events for an update on the sale to Conventus.

8.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit was for $656,631.  As of December 31, 2010, the Company had borrowings outstanding of $75,000 all of which is payable in 2011 and bears interest at 16%.  There was no accrued interest owed as of December 31, 2010.

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Tukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at December 31, 2010 was $2,751,485. There was no accrued interest owed as of December 31, 2010.. The balance has increased only due to foreign currency rates as of December 31, 2010.   The balance includes principal of $513,000 due in 2011,  $684,000 due in 2012, $684,000 due in 2013, $684,000 due in 2014, and $186,485 due in 2015.

9. SEGMENT REPORTING BY GEOGRAPHIC AREA

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

For the fiscal years end December 31, 2010 and 2009, all of the Company’s revenue was $358,467 and $136,641, respectively, which was all derived from Armenia.

The following summarizes identifiable assets by geographic area:

	Year Ending December 31,

	2010	2009

Armenia	$4,833,042	$4,873,893
Chile	1,165,085	1,351,831
United States	12,979	30,669

	$6,011,106	$6,256,393

The following summarizes operating losses before provision for income tax:

	Year Ending December 31,

	2010	2009

Armenia	$1,912,337	$2,299,787
Chile	207,746	291,072
Canada	-	40,882
United States	1,722,519	1,688,820

	$3,842,602	$4,320,561

10. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2010 and December 31, 2009.  As of December 31, 2010 and December 31, 2009, the Company had approximately $9,867 and $250, respectively, in Armenian bank deposits and $859 and $21,000, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2010 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

11. OFFICERS' COMPENSATION AND RELATED TRANSACTIONS

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

Compensation expense for the years ended December 31, 2010 and 2009 was $929,751 and $1,010,915. The amount of total deferred compensation amortized for the years ended December 31, 2010 and 2009 was $61,260 and $288,919.

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2010.

Year	Amount

2011	525,000
2012	187,500
2013	-
2014	-
2015	-

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

On April 16, 2009 and April 27, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $3,000 and $1,000.

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

On August 27, 2009 and September 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $20,000 and $1,500.

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

On December 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $2,000 to the Company.

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

On February 2, 2010, one of the Company’s Directors, Nicholas J. Aynilian, made an interest free loan of $5,000 to the Company. The Company repaid $2,500 to Mr. Aynilian on March 1, 2010.

On March 29, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $20,000 to the Company.

On May 20, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000 to the Company.

On June 30, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000 to the Company.

On July, 15, 2010, July 26, 2010, August 17, 2010, September 1, 2010 and September 14, 2010, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $5,000, $7,500, $3,000, $3,000 and $6,000, respectively, to the Company.

On July 1, 2010, July, 15, 2010, August 2, 2010, August 17, 2010 and September 7, 2010, one of the Company’s Directors, Nicholas J. Aynilian, made interest free loans of $5,000, $5,000, $7,500, $3,000 and $9,000, respectively, to the Company.

On October 4, 2010, one of the Company’s Directors, Nicholas J. Aynilian, made an interest free loan of $5,000 to the Company.

On October 4, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000 to the Company.

As of October 10, 2010, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $19,350 for expense reimbursement which bears no interest.

As of October 15, 2010, the Company had outstanding loans, as discussed above, plus accrued interest totaling $5,312,642.95 from three of the Company’s Directors, Mr. Ian Hague ($5,052,262.27), Mr. Nicholas J. Aynilian ($154,030.68), and Mr. Drury Gallagher ($106,350).  On October 19, 2010, the Company’s non-interested members of the Board of Directors approved a restructuring in aid of settlement of all this debt to extinguish and convert this outstanding debt.  Pursuant to the restructuring, the loans were cancelled and became convertible into shares of the Company’s common stock at $0.15 per share.  As of October 22, 2010, the Company had been given acceptance for the entire conversion.  The transaction benefited the Company by reducing the current debt by $5,312,642.95 and eliminating the interest from continuing to accrue on these debts.  The Company issued a total of 35,417,619 shares of the Company’s common stock which are restricted in exchange for the debt cancellation.  The conversion of debt by Mr. Hague did impact his 1.75% NSR royalty on the Pureo property in Chile and remains in force.

On December 28, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $23,500 of which $11,000 was repaid on March 31, 2011.  The remaining $12,500 is unpaid as of the date of this filing.

As of December 31, 2010, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and remain unpaid as of the date of this filing.

As of December 31, 2010, the Company owes unpaid wages of approximately $740,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2010, the Company had accrued interest of approximately $48,000.

As of December 31, 2010, the Company had loans due to employees in Armenia of approximately $286,000.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of December 31, 2010.

12. INCOME TAXES

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

At December 31, 2010, the Company had net deferred tax assets of $14,008,000. The Company has provided a valuation allowance, which increased during 2010 by $1,513,000, against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2010.

	2010	2009

Deferred tax assets:
Net operating loss carryforward	$13,533,000	$12,048,000
Stock option expense	475,000	447,000

Net deferred tax asset	14,008,000	12,495,000
Valuation allowance	(14,008,000)	(12,495,000)

	$-	$-

The provision for income taxes for year ended December 31, 2010 and 2009 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

	2010	2009

Income tax benefit computed at statutory rate	$1,345,000	$1,512,000
State tax benefit (net of federal)	192,000	216,000
Permanent differences (book stock comp versus tax stock comp)	(24,000)	(109,000)
Increase in valuation allowance	(1,513,000)	(1,619,000)

Provision for income taxes	$-	$-

The Company had net operating loss carry forwards for tax purposes of approximately $32,200,000 at December 31, 2010 expiring at various dates from 2015 to 2030. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

13. COMMON STOCK

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

14. WARRANTS AND OPTIONS

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

On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and will expire on June 15, 2016. On June 15, 2006, the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman. On September 18, 2006, the Company granted options to buy 200,000 shares of common stock, at an exercise price of $1.25 per share, to the then Chief Operating Officer, Michael T. Mason.  On January 1, 2007, the Company granted options to buy 83,334 shares of common stock, at an exercise price of $0.88 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian.  On January 11, 2007, the Company issued as directors fees to each of the five directors (Nicholas J. Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 shares of Common Stock of the Company each at $.86 per share.  On June 15, 2007, the Company granted options to buy 116,666 shares of common stock, at an exercise price of $0.83 per share, to the Senior Vice President for Exploration and Development, Hrayr Agnerian.  On June 15, 2007, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.83 per share, to the Chief Financial Officer, Jan Dulman.  On June 20, 2007, Michael T. Mason, the Company’s President, resigned from his position and forfeited options to buy 100,000 shares of common stock, at an exercise price of $1.25 and his additional vested options to buy 100,000 shares of common stock have expired unexercised as of December 31, 2008.  On October 1, 2007, the Company granted options to buy 15,000 shares of common stock, at an exercise price of $1.00 per share, to a consultant, Paul Airasian, which expired on December 31, 2009.  On April 8, 2008, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.45 per share.  On March 31, 2009, three months after the termination of his employment, Hrayr Agnerian’s vested options to buy 200,000 shares of common stock have expired unexercised according to the terms of his employment agreement.  On May 18, 2009, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.20 per share. On May 18, 2009, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 166,667 shares of common stock of the Company at $0.20 per share vesting on November 18, 2009.  On May 18, 2009, the Company granted to Courtney Fellowes, the Company’s Vice President of Business Development and Investor Relations, stock options to purchase 100,000 shares of common stock of the Company at $0.20 per share vesting on June 18, 2009 which expired unexercised on March 31, 2010.  On August 12, 2009, the Company granted to Jan Dulman, the Company’s Chief Financial Officer,  stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement.  On June 19, 2010, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.10 per share. On June 19, 2010, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 100,000 shares of common stock of the Company at $0.10 per share vesting on November 19, 2010.  On October 14, 2010, the Company granted options to buy 40,000 shares of common stock, at an exercise price of $0.25 per share, to a consultant, Paul Airasian, which vest on December 31, 2010 and expire on December 31, 2012.

On December 31, 2008, Warrants, that were previously extended through December 31, 2008, expired.

The Company estimates the fair value of stock options using a Black-Scholes valuation model and the following assumption terms: 1-10 years; interest rate: 5.0% to 5.7%; volatility: 100 - 360%. The expense is recorded in the Consolidated Statements of Operations.

The fair value of options granted at December 31, 2010 and 2009 was $60,000 and $74,167, respectively.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2010 and December 31, 2009, respectively.

	WARRANTS		OPTIONS		STOCK AWARDS

	Shares	Weighted	Shares	Weighted	Restricted	Weighted
	Underlying	Average	Underlying	Average	Stock	Average
	Warrants	Exercise Price	Warrants	Exercise Price	Awards	Market Price

Outstanding at December 31, 2008	4,750,000	$0.10	1,677,500	$0.90	5,604,668	$0.67
Granted	-	-	991,667	0.19	1,965,833	0.12
Canceled	-	-	(215,000)	0.86	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2009	4,750,000	$0.10	2,454,167	$0.61	7,570,501	$0.67
Granted	-	-	640,000	0.11	120,000	0.10
Canceled	-	-	(100,000)	0.20	-	-
Exercised	(2,500,000)	0.10	-	-	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2010	2,250,000	$0.10	2,994,167	$0.52	7,690,501	$0.66

Vested shares and fair value	2,250,000	$0.10	2,844,167	$0.54	6,846,751	$0.73

In the twelve months ended December 31, 2010 and 2009, there were no options exercised.  Pursuant to the decision of the non-interested members of the Board of Directors on October 19, 2010, the Company has amended the outstanding warrant strike price per share from $0.15 to $0.10.  In the twelve months ended December 31, 2010, there were 2,500,000 warrants exercise and in the twelve months ended December 31, 2009, there were no warrants exercised.  The following is additional information with respect to the Company's options and warrants as of December 31, 2010.

WARRANTS
WARRANTS OUTSTANDING				EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Warrants	Life	Price	Warrants	Price

$0.10	2,250,000	2.94 years	$0.10	2,250,000	$0.10

OPTIONS
OPTIONS OUTSTANDING				EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Options	Life	Price	Options	Price

$0.48	2,994,167	6.29 years	$0.52	2,844,167	$0.54

The average intrinsic value of warrants and options exercisable at December 31, 2010 is $469,083. The average intrinsic value of warrants and options outstanding at December 31, 2010 is $485,583.

15. AGREEMENTS AND COMMITMENTS

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

On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in the GGV which holds the Pureo mining assets in Chile.  The Company will provide Conventus with consulting services and technical assistance for development, production, exploration, and expansion of the GGV mining properties in further consideration of the payment terms below.

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

As additional consideration, if within seven years, Conventus or any of its successors produces 150,000 ounces of gold from the GGV property or property in Chile which the Company assists GGV or Conventus in acquiring, then Conventus shall or shall cause GGV to pay the Company a one-off and once only $2,500,000 bonus within 60 days of achieving such production. The closing of the transaction is subject to a definitive agreement and agreement being reached with Mr. Ian Hague, with respect to his royalty to the satisfaction of Conventus.  The closing date is anticipated to be on or before March 31, 2011.   See Subsequent Events for an update on the sale to Conventus.

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

On January 28, 2010, the Company sold and delivered approximately 59 tonnes of gold and silver concentrate pursuant to its agreement with IM.   The tentative amount due to the Company was $96,823 of which the Company received a partial payment of $77,189 on January 28, 2010.  The final sales amount after charges and adjustments was $77,189.

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

On October 14, 2010, the Company sold and delivered approximately 56 tonnes of gold and silver concentrate pursuant to its agreement with IM.   The tentative amount due to the Company was $126,173.   The final sales amount after charges and adjustments was $104,567 which was applied against the Advance the Company received from IM.

On October 28, 2010, the Company sold and delivered approximately 55 tonnes of gold and silver concentrate pursuant to its agreement with IM.   The tentative amount due to the Company was $123,590.   The final sales amount after charges and adjustments was $97,570 which was applied against the Advance the Company received from IM.

On December 13, 2010, the Company sold and delivered approximately 55 tonnes of gold and silver concentrate pursuant to its agreement with IM.   The tentative amount due to the Company was $109,728.   The final sales amount after charges and adjustments was $79,142 which was applied against the Advance the Company received from IM.

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

On October 7, 2010, the Company terminated the Marjan JV due to lack of performance by Caldera.  See Legal Proceedings for more information on the Marjan JV termination.

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

The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less then one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.   The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs.Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.  See Subsequent Events for an update on the Company’s office space.

16. LEGAL PROCEEDINGS

GGH, which is the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian The Company filed for arbitration  under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently still pending.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  In addition and based on the US Armenia Bilateral Investment Treaty, Global Gold Mining filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and Global Gold Mining jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 Global Gold Mining has entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration involving similar subject matter.

On June 17, 2010, Global Gold Corporation and its subsidiary Global Gold Mining, LLC (collectively “Global”) and Caldera Resources, Inc (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008 and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and   the performance of work at the property as submitted and approved in the mining plan which includes mining of 150,000 tonnes of mineralized rock between April 22, 2008 and April 21, 2011, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

The joint venture agreement provided that Caldera would be solely responsible for license compliance and conducting the approved mining plan, and that “[i]n the event that Caldera does not, or is otherwise unable to, pursue this project and pay to Global Gold the amounts provided for hereunder, Caldera’s rights to the Property and the shares of Marjan-Caldera Mining LLC shall be forfeited and replaced by a Net Smelter

Royalty (the “NSR”).” Caldera did not meet the threshold to earn any NSR under the agreement, and its notice of license non-compliance as well as its failure to pay resulted in an automatic termination of its rights by operation of the agreement.  The agreement provided that Caldera would deliver 500,000 of its shares to Global, “subject to final approvals of this agreement by the TSX Venture Exchange.” The TSX Venture Exchange approval was issued in June and Caldera failed to deliver the shares.  Subject to a 30 day extension if it could not raise the funds in capital markets, Caldera agreed to make a $300,000 payment to the Company on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, June 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, June 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.  Caldera raised sufficient funds, but did not make these payments.

In addition, Global’s October 7, 2010 termination notice noted Caldera’s illegal behavior in registering charter changes harmful to and without the consent of Global, material misrepresentations on technical and other matters, and more.  Caldera officials have also engaged in behavior at odds with the Foreign Corrupt Practices Act, which the Company has reported to Armenian and US Government officials.  Caldera officials are currently under criminal investigation, and Global has brought an action pending in Armenian court to correct Caldera’s illegal re-registration of share in Armenia.  Separately, there is an arbitration pending in New York whereby Caldera is seeking confirmation through the American Arbitration Association of the joint venture’s existence, and Global is seeking $850,000 of accrued but unpaid amounts at the contractual rate of 10% interest, the 500,000 shares of stock Caldera failed to deliver in June 2010, and damages for Caldera’s other breaches, non-performance, and attacks on Global.

The Company is aware that another company based in Hong Kong began publicly trading shares in the U.S. with the name Globalgold Corp.  The Company’s counsel has sent the other company a cease and desist letter for using the similar name and request that it change its name.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $350,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $130,000 as of December 31, 2010.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

17. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2010 through the date of this filing.

a) As of  March 17, 2011, Global Gold Corporation (the "Company" or "Global Gold") entered into an agreement with Consolidated Resources USA, LLC, a Delaware company (“CR”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”).  Upon payment of the initial consideration (“Initial Consideration”) as provided below, Global Gold and CR will work together for twelve months (the “12 Month Period”) to develop the Properties and cause the Properties to be contributed to a new joint venture company “Newco”, whose identity and terms will be mutually agreed, (the “JVC”).  This agreement enables Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.

The JVC will (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the Shareholders Agreement.  Global Gold’s ownership in the JVC shall be the greater value of either 51% or the pro forma value of $40.0 million in newly issued stock of the JVC at the end of the 12 Month Period.  Current Global Gold director Ian Hague and Chairman Van Krikorian will serve on the JVC board, which will reflect the parties’ interests.  CR and Global Gold will also form a technical committee to oversee exploration and production matters.

Other key terms include CR paying initial consideration of $5,000,000 as a working capital commitment (“Initial Consideration”) to Global Gold payable by; a $500,000 Advance immediately following the execution of the Agreement (the “Advance”); $1,400,000 payable following the satisfactory completion of due diligence by CR and the execution of definitive documents in 30 days from the date of this Agreement; and $3,100,000 according to a separate schedule in advance and payable within 5 business days of the end of every calendar month as needed.  If CR elects not to close the transaction described in this agreement based on its findings during the 30-day due diligence period, GGC shall have nine months to repay the Advance with 6% interest.

In a proportion to be mutually agreed and payable in 12 months from the date of the signing of a definitive agreement (the “12 Month Period”), $40.0 million in cash and/or newly issued stock of the JVC and a Net Smelter Royalty, if any, to be defined in the definitive agreement (the “Remaining Consideration”).  Any unused working capital from the Initial Consideration is to be added to the Remaining Consideration for payment to Global Gold.

b) On March 31, 2011, we received the $500,000 closing payment funding from Conventus Ltd., a BVI corporation (“Conventus”), per the terms of the agreement signed on October 27, 2010 for the sale of 100% interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) which holds the Pureo mining assets in Chile.    Shares of GGV will be transferred in accordance with the agreement.

c) As of April 1, 2011, the Company has moved its corporate headquarters from Greenwich, CT to Rye, NY.  The new contact information is:

Global Gold Corporation
International Corporate Center at Rye
555 Theodore Fremd Avenue, Suite C208
Rye, New York 10580
Tel:  914-925-0020
Fax: 914-925-8860