Form 10-Q
period 2011-03-31
GLOBAL GOLD CORP
filed 2011-05-20
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission file number 02-69494

GLOBAL GOLD CORPORATION
(Exact name of small business issuer in its charter)

DELAWARE	13-3025550
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

555 Theodore Fremd Avenue, Rye, NY 10580
(Address of principal executive offices)

(914) 925-0020
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

As of May 20, 2011 there were 79,440,475 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2011 and as of December 31, 2010 (Audited)	3

	Consolidated Statements of Operations for the three months ended March 31, 2011 and March 31, 2010 and for the exploration stage period from January 1, 1995 (inception) through March 31, 2011	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010 and for the exploration stage period from January 1, 1995 (inception) through March 31, 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$304,930	$14,083
Inventories	750,552	740,096
Tax refunds receivable	104,040	106,910
Prepaid expenses	13,416	7,705
Other current assets	54,142	38,369
TOTAL CURRENT ASSETS	1,227,080	907,163

LICENSES, net of accumulated amortization of $1,917,234 and $1,842,655, respectively	1,292,702	1,367,281
ASSETS HELD FOR SALE, net of accumulated amortization of $540,518 and $498,939, respectively	1,123,127	1,164,226
DEPOSITS ON CONTRACTS AND EQUIPMENT	878,123	1,002,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,516,339 and $2,442,299, respectively	1,422,944	1,570,241

	$5,943,976	$6,011,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,108,900	$2,263,998
Wages payable	1,021,609	1,024,423
Employee loans	277,339	286,170
Advance from customer	168,722	168,722
Deposit on sale of property	1,000,000	250,000
Deposit on Joint Venture	250,000	-
Secured line of credit - short term portion	684,000	588,000
Current portion of note payable to Directors	29,127	27,627
TOTAL CURRENT LIABILITIES	5,539,697	4,608,940

SECURED LINE OF CREDIT - LONG TERM PORTION	2,021,043	2,238,486

TOTAL LIABILITIES	7,560,740	6,847,426

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 79,190,475 and 79,190,475 at March 31, 2011 and December 31, 2010, respectively, shares issued and outstanding	79,191	79,191
Additional paid-in-capital	37,081,443	37,064,893
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(38,482,502)	(37,643,409)
Accumulated other comprehensive income	2,612,752	2,570,653
TOTAL STOCKHOLDERS' DEFICIT	(1,616,764)	(836,320)

	$5,943,976	$6,011,106

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount
			from
	January 1, 2011	January 1, 2010	January 1, 1995
	through	through	through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$94,943	$551,152

COST OF GOODS SOLD	-	32,855	189,998

GROSS PROFIT	-	62,088	361,154

EXPENSES:
General and administrative	417,807	402,304	21,851,134
Mining and exploration costs	71,627	86,431	14,665,616
Amortization and depreciation	235,347	270,524	5,340,427
Write-off on investment	-	-	176,605
Gain on sale of investment	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	(2,523,701)
Interest expense	114,339	133,565	1,797,973
Bad debt expense	-	-	151,250
Loss on foreign exchange	-	-	193,852
Gain on extinguishment of debt	-	-	(289,766)
Interest income	(27)	(82)	(364,178)
TOTAL EXPENSES	839,093	892,742	38,219,434

Loss from Continuing Operations	(839,093)	(830,654)	(37,858,280)
			`
Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808
Net Loss Applicable to Common Shareholders	(839,093)	(830,654)	(38,482,501)

Foreign currency translation adjustment	42,099	143,596	2,259,278
Unrealized gain/(loss) on investments	-	-	353,475

Comprehensive Net Loss	$(796,994)	$(687,058)	$(35,869,748)

NET LOSS PER SHARE-BASIC AND DILUTED	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	79,190,475	41,152,856

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	January 1, 2011	January 1, 2010	January 1, 1995
	through	through	through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(839,093)	$(830,654)	$(38,482,502)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	14,188	15,263	3,862,155
Stock option expense	2,363	2,363	1,189,353
Amortization expense	116,158	116,149	2,683,436
Depreciation expense	119,189	154,375	2,882,899
Stock based compensation	-	-	66,613
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	-	(2,473,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	95,002	(2,147)	(2,130,590)
Accounts payable and accrued expenses	(175,340)	(181,392)	2,844,929
Accrued interest	11,411	113,778	1,085,358
Wages payable	(2,814)	33,620	1,021,609
Proceeds from joint venture formation	250,000	-	250,000

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(408,937)	(578,645)	(29,548,756)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,645)	(1,027)	(4,540,202)
Proceeds from sale of mining interest	750,000	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	748,355	(1,027)	(1,460,644)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	432,246	168,722
Proceeds from secured line of credit	-	100,000	3,189,374
Repayment of secured line of credit	(75,000)	-	(716,337)
Note payable to Directors	1,500	22,500	4,404,829
Warrants exercised	-	-	2,572,250

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	(73,500)	554,746	27,748,942

EFFECT OF EXCHANGE RATE ON CASH	24,929	170,576	3,554,036

NET INCREASE IN CASH	290,847	145,650	293,578

CASH AND CASH EQUIVALENTS - beginning of period	14,083	29,551	11,352

CASH AND CASH EQUIVALENTS - end of period	$304,930	$175,201	$304,930

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$-	$6,237	$343,139

Noncash Transactions:

Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Shares cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2011

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through March 31, 2011.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2010 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at March 31, 2011, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $551,152 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses in excess of $38 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at March 31, 2011 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On August 1, 2005, Global Gold Mining acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Tukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, Global Gold Mining acquired the remaining 49% interest of Mego-Gold, LLC, leaving Global Gold Mining as the owner of 100% of Mego-Gold, LLC.  See Agreements Section for an update on Mego-Gold, LLC.

On January 31, 2006, Global Gold Mining closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and it’s approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, Global Gold Mining acquired the remaining 20% interest in Getik Mining Company, LLC, leaving Global Gold Mining as the owner of 100% of Getik Mining Company, LLC.  See Agreements Section for an update on Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family (“Quijano”) by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).  On August 14, 2009, the Company amended the above agreement whereby Global Gold Valdivia became wholly owned by the Company and retained only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.  On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in GGV.  See Agreements Section for an update on GGV.

 The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through March 31, 2011.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2011 and March 31, 2010.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2011 and March 31, 2010, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Ore	$576,414	$560,560
Concentrate	3,994	3,994
Materials, supplies and other	170,144	175,542

Total Inventories	$750,552	$740,096

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at March 31, 2011 and March 31, 2010 was 5,131,667 and 6,916,667, respectively.

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

For the three months ended March 31, 2011 and 2010, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $16,551 and $17,626, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the three months ended March 31, 2011 and 2010.

	Three Months Ending March 31,
	2011	2010

Net loss	$(839,093)	$(830,654)

Unrealized gain arising during year	$42,099	$143,596

Comprehensive loss	$(796,994)	$(687,058)

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At March 31, 2011 and 2010, amortization expense totaled $116,158 and $116,149, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $30,000 as of March 31, 2011 and December 31, 2010 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company recognized $0 and $94,943, respectively, for the three months ended March 31, 2011 and 2010 of sales from its Tukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the three months ended March 31, 2011 and 2010.

New Accounting Standards:

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our consolidated financial statements.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

Property, plant and equipment	$3,939,283	$4,012,540
Less accumulated depreciation	(2,516,339)	(2,442,299)

	$1,422,944	$1,570,241

The Company had depreciation expense for the three months ended March 31, 2011 and 2010 of $119,189 and $154,375, respectively.

4. OTHER RECEIVABLE

As of March 31, 2011 the Company was owed 500,000 shares of Caldera Common Stock, and a minimum of $850,000 plus interest at 10% from Caldera Resources per the terms of the Marjan JV agreement.  The Company has decided to not carry this receivable as an asset, even though the Company is in arbitration to have Caldera perform its obligations, because Caldera has not performed its obligations to Global per the Marjan JV agreement as further described in the Agreements Section and Legal Proceedings.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2011 and December 31, 2010, the accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2011	2010

Drilling work payable	$308,036	$313,324
Accounts payable	1,697,770	1,858,991
Accrued expenses	103,094	91,683

	$2,108,900	$2,263,998

6. DEPOSIT ON SALE OF PROPERTY

On October 29, 2010, the Company received an advance of $250,000 from Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) which holds the Pureo mining assets in Chile, as further described in the Agreements section below.   As of March 31, 2011, the Company received an additional $750,000 of funding as required to complete the sale with Conventus.  As of March 31, 2011, the Company is carrying the $1,000,000 deposit as a liability until such time as the Company has finalized the sale agreement in Chile and transferred the licenses to Conventus which it is in the process of completing.

7. DEPOSIT ON JOINT VENTURE

On March 17, 2011, the Company entered into an agreement with Consolidated Resources USA, LLC, a Delaware company (“CR”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia.  As of March 31, 2011, the Company had received $250,000 in advance from CR and is carrying the $250,000 as a liability since the closing had not yet occurred.  See Subsequent Events for an update on the CR agreement.

8.  SECURED LINE OF CREDIT

The Company had secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit was for $656,631.  The credit accrued interest at approximately 15% per year.  As of March 31, 2011, the Company had paid off the secured line of credit and it was closed.

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Tukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at March 31, 2011 was $2,705,042 which includes no accrued interest.  The balance has increased only due to foreign currency rates as of March 31, 2011.

9. SEGMENT REPORTING BY GEOGRAPHIC AREA

The Company sells its products primarily to one customer in Europe. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. The Company operates in a single industry segment, production of gold and other precious metals including royalties from other non-affiliated companies production of gold and other precious metals.

For the three months ending March 31, 2011 and 2010, the Company had revenues of $0 and $94,943, respectively, all in Armenia from a single customer.

The following summarizes identifiable assets by geographic area:

Assets table:

	March 31,	December 31,
	2011	2010

Armenia	$4,500,025	$4,833,042
Chile	1,123,986	1,165,085
United States	319,965	12,979

	$5,943,976	$6,011,106

The following summarizes operating losses before provision for income tax:

Net Loss table:

	March 31,	March 31,
	2011	2010

Armenia	$513,553	$354,823
Chile	41,579	70,607
United States	283,961	405,224

	$839,093	$830,654

10. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States exceeded federally insured limits by approximately $42,000 as of March 31, 2011 and did not exceed federally insured limits as of December 31, 2010.  As of March 31, 2011 and December 31, 2010, the Company had approximately $16,300 and $9,800, respectively, in Armenian bank deposits and approximately $800 and $800, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2011 and as of the date of this filing.

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

Compensation expense for the three months ended March 31, 2011 and 2010 was $191,813 and $235,996.  The amount of total deferred compensation amortized for the three months ended March 31, 2011 and 2010 was $14,188 and $15,263.

On February 7, 2008, the Company received a short term loan in the amount of $260,000, an additional $280,000 loan on March 10, 2008, and an additional $300,000 loan on April 14, 2008 (collectively, the “Loans”), from Ian Hague, a director of the Company, which Loans accrued interest, from the day they are issued and until the day they are repaid by the Company, at an annual rate of 10%. The Company promised to repay, in full, the Loan and all the Interest accrued thereon on the sooner of: (1) Mr. Hague’s demand after June 6, 2008; or (2) from the proceeds of any financing the company receives over $1,000,000. The Company may prepay this loan in full at any time. But if it is not repaid by June 10, 2008, Mr. Hague had the right, among other rights available to Mr. Hague under the law, to convert the loan plus accrued interest to Common Stock of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  In addition, Mr. Hague had the right at any time to convert all or a portion of the Loan to the same terms provided to any third party investor or lender financing the company.  In connection with the Loan, pursuant to the Company’s standing policies, including it’s Code of Business Conduct and Ethics and Nominating and Governance Charter, the Board of Directors, acting without the participation of Mr. Hague, reviewed and approved the Loan and its terms, and determined the borrowings to be in the Company’s best interest.  On May 12, 2008, the Company received an advance of $1,500,000 and an additional advance of $800,000 on July 7, 2008 (collectively, the “Advances”), from Mr. Hague.  On September 23, 2008, the Company restructured the Loans and the Advances into a new agreement (the “Loan and Royalty”) which became effective November 6, 2008.  Key terms of the Loan and Royalty include interest accruing from September 23, 2008 until the day the loan is repaid in full at an annual rate of 10% and the Company granting a royalty of 1.75% from distributions to the Company from the sale of gold and all other metals produced from the Madre De Dios property currently included in the Global Gold Valdivia joint venture with members of the Quijano family.

Pursuant to two short-term loan agreements dated April 14, 2009 for $32,000 and May 4, 2009 for $20,000 the Company borrowed a total of $52,000 from one of its directors, Nicholas J. Aynilian.  The terms of both agreements included an annual rate of 10% with repayment on the sooner of: (1) demand after June 6, 2009; or (2) from the proceeds of any financing the Company receives.  In addition, if the loans are not repaid by June 10, 2009, the lender had the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.

On April 16, 2009 and April 27, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $3,000 and $1,000.

On May 13, 2009, pursuant to a loan agreement, the Company borrowed $550,000 from two of its directors Ian Hague ($500,000) and Nicholas J. Aynilian ($50,000). The terms of the agreement included an annual rate of 10% with repayment on the sooner of: (1) demand after June 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loans are not repaid by June 10, 2009, the lenders had the right, among other rights available, to convert the loans plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lenders also had right until the loans are repaid at any time to convert the terms of the loans to the terms provided to any third party investor or lender financing the Company.

On August 27, 2009 and September 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made interest free loans of $20,000 and $1,500.

On September 14, 2009, pursuant to a loan agreement, the Company borrowed an additional $50,000 from Ian Hague. The terms of the agreement included an annual rate of 10% with repayment on the sooner of: (1) demand after November 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 1, 2009, the lender had the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender had the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.

On October 29, 2009, pursuant to a loan agreement, the Company borrowed an additional $60,000 from Ian Hague. The terms of the agreement included an annual rate of 10% with repayment on the sooner of: (1) demand after December 1, 2009; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 31, 2009, the lender has the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender has the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.

On November 12, 2009, pursuant to a loan agreement, the Company borrowed an additional $10,000 from Ian Hague. The terms of the agreement included an annual rate of 10% with repayment on the sooner of: (1) demand after January 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by December 31, 2009, the lender had the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender had the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.

On December 10, 2009, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $2,000 to the Company.

On December 28, 2009, pursuant to a loan agreement, the Company borrowed $110,000 from Ian Hague. The terms of the agreement included an annual rate of 10% with repayment on the sooner of: (1) demand after February 1, 2010; (2) from the proceeds of any financing the Company; or (3) from the proceeds of the sale of an interest in any Company property.    In addition, if the loan is not repaid by January 31, 2010, the lender had the right, among other rights available, to convert the loan plus accrued interest to common shares of the Company at the price calculable and on the terms of the Global Gold Corporation 2006 Stock Incentive Plan.  The lender had the right until this and any other loans from him are repaid at any time to convert the terms of all or a portion of this or other loans made to the terms provided to any third party investor or lender financing the Company.

On February 2, 2010, one of the Company’s Directors, Nicholas J. Aynilian, made an interest free loan of $5,000 to the Company. The Company repaid $2,500 to Mr. Aynilian on March 1, 2010.

On March 29, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $20,000.

On May 20, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000.

On June 30, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $5,000.

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

On January 21, 2011, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $12,500 to the Company which bears no interest and remain unpaid as of the date of this filing.

As of March 31, 2011, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and remain unpaid as of the date of this filing.

As of March 31, 2011, the Company owes unpaid wages of approximately $712,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of March 31, 2011, the Company had accrued interest of approximately $59,000.

As of March 31, 2011, the Company had loans due to employees in Armenia of approximately $277,000.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of March 31, 2011.

12. AGREEMENTS

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

On March 31, 2011, the Company received the $500,000 closing payment funding Conventus, per the terms of the agreement above.  The total payments made by Conventus are $1,000,000.  Shares of GGV will be transferred in accordance with the agreement but have not been transferred as of the date of this filing.

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

As of  March 17, 2011, the Company entered into an agreement with Consolidated Resources USA, LLC, a Delaware company (“CR”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”).  Upon payment of the initial consideration (“Initial Consideration”) as provided below, Global Gold and CR will work together for twelve months (the “12 Month Period”) to develop the Properties and cause the Properties to be contributed to a new joint venture company “Newco”, whose identity and terms will be mutually agreed, (the “JVC”).  This agreement enables Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.

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

In a proportion to be mutually agreed and payable in 12 months from the date of the signing of a definitive agreement (the “12 Month Period”), $40.0 million in cash and/or newly issued stock of the JVC and a Net Smelter Royalty, if any, to be defined in the definitive agreement (the “Remaining Consideration”).  Any unused working capital from the Initial Consideration is to be added to the Remaining Consideration for payment to Global Gold.  See Subsequent Events for an update on the CR agreement.

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

13. LEGAL PROCEEDINGS

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

In addition, Global’s October 7, 2010 termination notice noted Caldera’s illegal behavior in registering charter changes harmful to and without the consent of Global, material misrepresentations on technical and other matters, and more.  Caldera officials have also engaged in behavior at odds with the Foreign Corrupt Practices Act, which the Company has reported to Armenian and United States Government officials.  Caldera officials are currently under criminal investigation, and Global has brought an action pending in Armenian court to correct Caldera’s illegal re-registration of share in Armenia.  Separately, there is an arbitration pending in New York whereby Caldera is seeking confirmation through the American Arbitration Association of the joint venture’s existence, and Global is seeking $850,000 of accrued but unpaid amounts at the contractual rate of 10% interest, the 500,000 shares of stock Caldera failed to deliver in June 2010, and damages for Caldera’s other breaches, non-performance, and attacks on Global.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $350,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $130,000 as of March 31, 2011.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

14. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of March 31, 2011 through the date of this filing.

As of April 1, 2011, the Company has moved its corporate headquarters from Greenwich, CT to Rye, NY.  The new contact information is:

Global Gold Corporation
International Corporate Center at Rye
555 Theodore Fremd Avenue, Suite C208
Rye, New York 10580
Tel:  914-925-0020
Fax: 914-925-8860

On April 27, 2011, Global Gold Corporation (the "Company" or "Global Gold") entered into an agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”); and its affiliate Consolidated Resources USA (“CRU”), LLC, a Delaware limited liability company, (hereinafter collectively referred to as “CR”), to fund development and form a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”)(the “Agreement”).  GGC and CRU previously entered into a binding agreement, subject to the satisfactory completion of due diligence, entitled Agreement for Formation of Joint Venture to Develop Properties, dated March 17, 2011 (the “Formation Agreement”).  The April 27, 2011 Agreement was entered pursuant to the Formation Agreement.

CR completed its due diligence with satisfaction, and as of the date of the Agreement has completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of April 27, 2011 Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik (“Initial Consideration”) according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  Mr. Jeffrey Marvin of CR has been nominated to join the Global Gold Board.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.  The Company has not received the full $1,400,000 funding as of the date of this filing, but the Company anticipates payment in the month of May and compliance with the additional monthly payments due on or before the fifth day of each month commencing in June pursuant to the Agreement.

Global Gold and CR will work together for twelve months (the “12 Month Period”) from the date of the Agreement to develop the Properties, improve the financial performance and enhance shareholder value.  The Agreement enables Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Global Gold and CR agree to form a new Joint Venture Company (“JVC”) to be established by CR, subject to terms and conditions mutually and reasonably agreed with Global Gold, provided that JVC shall have no liabilities, obligations, contingent or not, or commitments, except pursuant to a shareholders agreement.  Global Gold and CR intend to integrate all of Global Gold’s Toukhmanuk and Getik mining and exploration operations into the JVC.

The JVC will (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  Global Gold’s ownership in the JVC shall be the greater value of either 51% or the pro forma value of $40.0 million in newly issued stock of the JVC at the end of the 12 Month Period.  Current Global Gold director Ian Hague and Chairman Van Krikorian will serve on the JVC board, which will reflect the parties’ interests.  CR and Global Gold will also form a technical committee to oversee exploration and production matters.

On May 2, 2011, the Company approved amendments to its Charters for the Nominating and Governance Committee, Audit Committee, and Compensation Committee, adopting the corporate governance and director independence provisions of the NYSE Amex.

On May 3, 2011, the Company issued 250,000 restricted shares of the Company’s Common Stock to Rasia, FZE as partial compensation for advisory services in connection with the joint venture agreement with Consolidated Resources.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 AND THREE MONTHS ENDED MARCH 31, 2010

During the three month period ended March 31, 2011, the Company had revenue of $0 and $94,943 in the same period last year.  The decrease in revenue is primarily attributable to a decrease in sales of gold concentrate of $94,943.

During the three month period ended March 31, 2011, the Company's administrative and other expenses were $417,807 which represented an increase of $15,503 from $402,304 in the same period last year. The expense increase was primarily attributable increased legal expenses of $17,043.

During the three month period ended March 31, 2011, the Company's mine exploration costs were $71,627 which represented a decrease of $14,804 from $86,431 in the same period last year.  The expense decrease was primarily attributable to the decreased activity at the Chile property of $29,037, at the Getik Property of $1,745 and at the Marjan Property of $976, and increased activity at the Tukhmanuk Property of $16,954.

During the three month period ended March 31, 2011, the Company's amortization and depreciation expenses were $235,347 which represented a decrease of $35,177 from $270,524 in the same period last year. The expense decrease was primarily attributable to a decrease in in depreciation expense of $35,186.

During the three month period ended March 31, 2011, the Company had interest expense of $114,339 which represented a decrease of $19,226 from $133,565 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $106,816 on note payable to directors and an increase interest expense of $83,452 on a secured line of credit both due to amounts borrowed.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, the Company's total assets were $5,943,976, of which $304,930 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending March 31, 2012:

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

The Company may engage in research and development related to exploration and processing at Tukhmanuk during 2011, and is purchasing processing plant and equipment assets to expand production.

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

Besides the funding from agreements with both Conventus Ltd. and Consolidated Resources USA, LLC, there are no firm commitments from third parties to provide additional financing and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

New Accounting Standards

Please see Note 2 of the Notes to Financial Statements in this quarterly report concerning new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $580,408 and $564,554, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States exceeded federally insured limits by approximately $42,000 as of March 31, 2011 and did not exceed federally insured limits as of December 31, 2010.  As of March 31, 2011 and December 31, 2010, the Company had approximately $16,300 and $9,800, respectively, in Armenian bank deposits and approximately $800 and $800, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2011 and as of the date of this filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2011. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In addition, Global’s October 7, 2010 termination notice noted Caldera’s illegal behavior in registering charter changes harmful to and without the consent of Global, material misrepresentations on technical and other matters, and more.  Caldera officials have also engaged in behavior at odds with the Foreign Corrupt Practices Act, which the Company has reported to Armenian and United States Government officials.  Caldera officials are currently under criminal investigation, and Global has brought an action pending in Armenian court to correct Caldera’s illegal re-registration of share in Armenia.  Separately, there is an arbitration pending in New York whereby Caldera is seeking confirmation through the American Arbitration Association of the joint venture’s existence, and Global is seeking $850,000 of accrued but unpaid amounts at the contractual rate of 10% interest, the 500,000 shares of stock Caldera failed to deliver in June 2010, and damages for Caldera’s other breaches, non-performance, and attacks on Global.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $350,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $130,000 as of March 31, 2011.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  March 31, 2011 and as of December 31, 2010; Statements of Operations and Comprehensive Loss for the three months ended March 31, 2011 and March 31, 2010, and for the exploration stage period from January 1, 1995 through March 31, 2011, and Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010, and for the exploration stage period from January 1, 1995 through March 31, 2011 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (3)

Exhibit 10.2	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (4)

Exhibit 10.3	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (5)

Exhibit 10.4	Private Placement Agreement, dated December 8, 2008. (6)

Exhibit 10.5	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (7)

Exhibit 10.6	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Mining, LLC and Ashot Boghossian. (8)

Exhibit 10.7	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (9)

Exhibit 10.8	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (10)

Exhibit 10.9	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (11)

Exhibit 10.10	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (12)

Exhibit 10.11	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (13)

Exhibit 10.12	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (14)

Exhibit 10.13	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (15)

Exhibit 10.14	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (16)

Exhibit 10.15	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (17)

Exhibit 10.16	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (18)

Exhibit 10.17	Material Agreement – Debt cancellation and restructuring with conversion rights. (19)

Exhibit 10.18	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (20)

Exhibit 10.19	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011. (21)

Exhibit 10.20	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (22)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(21) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 21, 2011.

(22) Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on May 2, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: May 20, 2011	By:	/s/ Van Z. Krikorian
Van Z. Krikorian
Chairman and Chief Executive Officer