Form 10-Q
period 2011-06-30
GLOBAL GOLD CORP
filed 2011-08-22
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 18, 2011 there were 83,040,475 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2011 and as of December 31, 2010 (Audited)	3

	Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and June 30, 2010 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2011	4

	Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2011 and June 30, 2010 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$334,446	$14,083
Inventories	826,652	740,096
Tax refunds receivable	123,531	106,910
Prepaid expenses	13,975	7,705
Other current assets	98,165	38,369
TOTAL CURRENT ASSETS	1,396,769	907,163

LICENSES, net of accumulated amortization of $1,991,813 and $1,842,655, respectively	1,218,123	1,367,281
ASSETS HELD FOR SALE, net of accumulated amortization of $540,518 and $498,939, respectively	1,123,127	1,164,226
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,089,143	1,002,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,641,676 and $2,442,299, respectively	1,206,055	1,570,241

	$6,033,217	$6,011,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,013,050	$2,263,998
Wages payable	765,445	1,024,423
Employee loans	273,645	286,170
Advance from customer	168,722	168,722
Deposit on sale of property	1,000,000	250,000
Secured line of credit - short term portion	684,000	588,000
Current portion of note payable to Directors	4,127	27,627
TOTAL CURRENT LIABILITIES	4,908,989	4,608,940

SECURED LINE OF CREDIT - LONG TERM PORTION	1,857,615	2,238,486

TOTAL LIABILITIES	6,766,604	6,847,426

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 83,040,475 and 79,190,475 at June 30, 2011 and December 31, 2010, respectively, shares issued and outstanding	83,041	79,191
Additional paid-in-capital	37,659,145	37,064,893
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(38,075,734)	(37,643,409)
Accumulated other comprehensive income	2,507,809	2,570,653

TOTAL STOCKHOLDERS' DEFICIT	(733,387)	(836,320)

	$6,033,217	$6,011,106

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative amount from
	Three Months Ended		Six Months Ended		January 1, 1995
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$94,943	$551,152

COST OF GOODS SOLD	-	-	-	32,855	189,998

GROSS PROFIT	-	-	-	62,088	361,154

(INCOME)/EXPENSES:
General and administrative	857,465	420,766	1,275,272	823,070	22,708,599
Mining and exploration costs	404,949	129,283	476,576	215,714	15,070,565
Amortization and depreciation	193,680	274,337	429,027	544,861	5,534,107
Write-off on investment	-	-	-	-	176,605
Gain on sale of investment	-	-	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	(192,977)	-	(192,977)	(2,523,701)
Interest expense	109,977	156,044	224,316	289,609	1,907,950
Bad debt expense	-	-	-	-	151,250
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Other income	(1,722,460)	-	(1,972,460)	-	(1,972,460)
Interest income	(379)	(1,751)	(406)	(1,833)	(364,557)

TOTAL (INCOME)/EXPENSES	(156,768)	785,702	432,325	1,678,444	37,812,666

Gain/(Loss) from Continuing Operations	156,768	(785,702)	(432,325)	(1,616,356)	(37,451,512)

Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Gain/(Loss) Applicable to Common Shareholders	156,768	(785,702)	(432,325)	(1,616,356)	(38,075,733)

Foreign currency translation adjustment	(104,943)	34,995	(62,844)	178,590	2,154,335
Unrealized gain/(loss) on investments	-	(5,477)	-	(5,477)	353,475

Comprehensive Net Gain/(Loss)	$51,825	$(756,184)	$(495,169)	$(1,443,243)	$(35,567,923)

NET LOSS PER SHARE-BASIC AND DILUTED
BASIC	$0.00	$(0.02)	$(0.01)	$(0.04)
DILUTED	$0.00	$(0.02)	$(0.01)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	79,613,002	41,152,856	79,402,906	41,152,856
DILUTED	82,213,002	41,152,856	79,402,906	41,152,856

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount from
	January 1, 2011	January 1, 2010	January 1, 1995
	through	through	through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(432,325)	$(1,616,356)	$(38,075,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	28,376	30,526	3,876,343
Stock option expense	4,726	4,726	1,191,716
Amortization expense	190,737	232,307	2,758,015
Depreciation expense	238,290	312,554	3,002,000
Stock based compensation	240,000	-	306,613
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	(192,977)	(2,473,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	(256,191)	16,582	(2,481,783)
Accounts payable and accrued expenses	(289,228)	344,340	2,731,041
Accrued interest	25,755	247,314	1,099,702
Wages payable	41,022	151,623	1,065,445

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(208,838)	(469,361)	(29,348,657)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,156)	(104,855)	(4,541,713)
Proceeds from sale of mining interest	750,000	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	746,844	(104,855)	(1,462,155)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	432,246	168,722
Proceeds from secured line of credit	-	2,500,000	3,189,374
Repayment of secured line of credit	(244,441)	-	(885,778)
Note payable to Directors	(23,500)	32,500	4,379,829
Warrants exercised	25,000	-	2,597,250

NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	(242,941)	2,964,746	27,579,501

EFFECT OF EXCHANGE RATE ON CASH	25,298	84,654	3,554,405

NET INCREASE IN CASH	320,363	2,475,184	323,094

CASH AND CASH EQUIVALENTS - beginning of period	14,083	29,551	11,352

CASH AND CASH EQUIVALENTS - end of period	$334,446	$2,504,735	$334,446

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$197,396	$6,237	$540,535

Noncash Transactions:

Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$300,000	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

June 30, 2011

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through June 30, 2011.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2010 annual report on Form 10-K. The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at June 30, 2011, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $551,152 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses of approximately $38 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at June 30, 2011 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

 The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through June 30, 2011.

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

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Ovservable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2011 and June 30, 2010.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2011 and June 30, 2010, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

Ore	$585,561	$560,560
Concentrate	32,090	3,994
Materials, supplies and other	209,001	175,542

Total Inventories	$826,652	$740,096

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at June 30, 2011 and June 30, 2010 was 4,900,417 and 6,950,417, respectively.

As a result, our net loss was $432,325, or $0.01 per share basic and diluted for the six months ended June 30, 2011, as compared with a net loss of $1,616,356, or $0.04 per share basic and diluted for the six months ended June 30, 2010.  Our net incomewas $156,768, or $0.00 per share basic and diluted for the three months ended June 30, 2011, as compared to net loss of $785,702, or $0.02 per share basic and diluted for the three months ended June 30, 2010.

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

For the six months ended June 30, 2011 and 2010, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2011 and 2010 was $273,102 and $35,252, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the six months ended June 30, 2011 and 2010.

	Six Months Ending June 30,
	2011	2010

Net loss	$(432,325)	$(1,616,356)

Foreign currency translation adjustment	(62,844)	178,590

Unrealized gain arising	-	(5,477)

Comprehensive loss	$(495,169)	$(1,443,243)

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At June 30, 2011 and 2010, amortization expense totaled $190,737 and $232,307, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $30,000 as of June 30, 2011 and December 31, 2010 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company recognized $0 and $94,943, respectively, for the six months ended June 30, 2011 and 2010 of sales from its Tukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the six months ended June 30, 2011 and 2010.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

Property, plant and equipment	$3,847,731	$4,012,540
Less accumulated depreciation	(2,641,676)	(2,442,299)

	$1,206,055	$1,570,241

The Company had depreciation expense for the six months ended June 30, 2011 and 2010 of $238,290 and $312,554, respectively.

4. OTHER RECEIVABLE

As of June 30, 2011, the Company was owed 500,000 shares of Caldera Common Stock, and a minimum of $1,100,000 plus interest at 10% from Caldera Resources per the terms of the Marjan JV agreement.  The Company has decided to not carry this receivable as an asset, even though the Company is in arbitration to have Caldera perform its obligations, because Caldera has not performed its obligations to Global per the Marjan JV agreement as further described in the Agreements Section and Legal Proceedings.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2011 and December 31, 2010, the accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2011	2010

Drilling work payable	$238,007	$313,324
Accounts payable	1,670,006	1,858,991
Accrued expenses	105,037	91,683

	$2,013,050	$2,263,998

6. DEPOSIT ON SALE OF PROPERTY

On October 29, 2010, the Company received an advance of $250,000 from Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) which holds the Pureo mining assets in Chile, as further described in the Agreements section below.   In the first quarter of 2011, the Company received an additional $750,000 of funding as required to complete the sale with Conventus.  As of June 30, 2011, the Company is carrying the $1,000,000 deposit as a liability until such time as the Company has finalized the sale agreement in Chile and transferred the licenses to Conventus which it is in the process of completing.

7. DEPOSIT ON JOINT VENTURE

On March 17, 2011, the Company entered into an agreement with Consolidated Resources USA, LLC, a Delaware company (“CR”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia.  As of March 31, 2011, the Company had received $250,000 in advance from CR and is carrying the $250,000 as a liability since the closing had not yet occurred.  On April 27, 2011, the Company completed the agreement and has recognized the advance as well as other funding as Other Income.  See the Agreements Section for more information on this transaction.

8.  SECURED LINE OF CREDIT

The Company had secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Tukhmanuk property against the line of credit.  The maximum credit was for $656,631.  The credit accrued interest at approximately 15% per year.  In the first quarter of 2011, the Company had paid off the secured line of credit and it was closed.

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Tukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at June 30, 2011 was $2,541,615 which includes no accrued interest.  The balance has increased only due to foreign currency rates as of June 30, 2011 and offset by principal payments made for April 2011 through June 2011.

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

For the six months ending June 30, 2011 and 2010, the Company had revenues of $0 and $94,943, respectively, all in Armenia from a single customer.

The following summarizes identifiable assets by geographic area:

Assets table:
	June 30,	December 31,
	2011	2010

Armenia	$4,834,249	$4,833,042
Chile	1,123,986	1,165,085
United States	74,982	12,979

	$6,033,217	$6,011,106

The following summarizes operating losses before provision for income tax:

Net Loss table:
	June 30,	June 30,
	2011	2010

Armenia	$2,120,487	$860,617
Chile	62,701	120,434
United States	(1,750,863)	635,305

	$432,325	$1,616,356

10. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  As of June 30, 2011 and December 31, 2010, bank deposits in the United States did not exceed federally insured limits.  As of June 30, 2011 and December 31, 2010, the Company had approximately $282,000 and $9,800, respectively, in Armenian bank deposits and approximately $800 and $800, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2011 and as of the date of this filing.

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

On May 3, 2011, the Company issued 250,000 restricted shares of the Company’s Common Stock at $0.15 per share to Rasia, FZE as partial compensation for advisory services in connection with the joint venture agreement with Consolidated Resources.

On June 10, 2011, the Company’s non-interested members of the Board of Directors approved an offering of up to 2,000,000 restricted shares of the Company’s Common Stock, at the current fair market value of $0.15 per share, in aid of settlement of up to $300,000 of this debt to extinguish and convert some of the outstanding debt.  As of June 23, 2011, the Company has been given acceptance for the entire conversion.  The transaction will benefit the Company by reducing the current debt by $300,000 and eliminating the interest from continuing to accrue on these debts.  On June 23, 2011, the Company issued a total of 2,000,000 shares of the Company’s common stock which will be restricted in exchange for the debt cancellation.

On June 23, 2011, the Company issued as directors’ fees to each of the six directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, Jeffrey Marvin and Van Z. Krikorian) 50,000 restricted shares of the Company’s Common Stock at $0.15 per share for a total value of $45,000.  The shares were issued pursuant to the Board’s June 10, 2011 decision from which date the shares were valued.

On June 23, 2011, the Company declared a stock bonus to employees in Armenia and Chile of 800,000 restricted shares of the Company’s Common Stock at $0.15 per share for a total value of $120,000. The shares were issued pursuant to the Board’s June 10, 2011 decision from which date the shares were valued.

On June 23, 2011, the Company issued 250,000 restricted shares of the Company’s Common Stock at $0.15 per share to Rasia, FZE as additional partial compensation for advisory services in connection with the joint venture agreement with Consolidated Resources.

Compensation expense for the six months ended June 30, 2011 and 2010 was $556,403 and $466,615.  The amount of total deferred compensation amortized for the six months ended June 30, 2011 and 2010 was $28,376 and $30,526.

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

On December 28, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $23,500 to the Company which was repaid as of June 30, 2011.

On January 21, 2011, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $12,500 to the Company which was repaid as of June 30, 2011.

On May 2, 2011, the Company approved amendments to its Charters for the Nominating and Governance Committee, Audit Committee, and Compensation Committee, adopting the corporate governance and director independence provisions of the NYSE Amex.

On June 28, 2011, in connection with its private placement of stock in the Company which closed on December 30, 2008 and pursuant to the decision of the non-interested members of the Board of Directors on October 19, 2010 amending the warrant strike price per share from $0.15 to $0.10, the Company had 25,000 warrants exercised, out of 2,250,000 warrants remaining available of the original 4,750,000 issued with the private placement, for a total of $25,000.  The restricted shares of the Company’s Common Stock were issued pursuant to the exemptions from registration requirements of the Securities Act under Regulation D based upon representations and covenants provided by the respective purchasers.  The Company anticipates that the balance of the 2,250,000 warrants will be exercised.

As of June 30, 2011, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and remain unpaid as of the date of this filing.

As of June 30, 2011, the Company owes unpaid wages of approximately $499,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of June 30, 2011, the Company had accrued interest of approximately $72,000.

As of June 30, 2011, the Company had loans due to employees in Armenia of approximately $274,000 including interest which is accruing at an annual rate of 14%.

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

Key terms include that Conventus shall pay $5.0 million USD over four years and two months  payable as follows: $250,000 on or before October 31, 2010; $250,000 on or before November 30, 2010; $500,000 at the closing on or before March 31, 2011; $1,000,000 on or before December 31, 2011; $1,000,000 on or before December 31, 2012; $1,000,000 on or before December 31, 2013; and $1,000,000 on or before December 31, 2014 until $5,000,000 in total has been paid.  If the sale does not close, the Company is responsible for repayment of the $500,000 in payments made prior to closing based on terms contingent upon the reason for the closing to not occur.  Payments to the Company will be secured. As of October 27, 2010, Conventus Ltd shall be solely responsible, at its own expense for all expenses and other matters required by contract or law to comply with conditions related to the Pureo property, and in particular with the July 24, 2009 contractual condition to commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement on or before August 15, 2011(subject to any time taken for permitting purposes).  See Subsequent Events for an update.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000 and received TSX Venture Exchange approval on the transaction and was waiting for final approval of its 43-101 to finalize the transaction.  The parties announced that on June 18, 2010, the transaction was closed, but Caldera did not deliver the 500,000 shares.

On October 7, 2010, the Company terminated the Marjan JV due to lack of performance by Caldera.  See Legal Proceedings and Subsequent Events for more information on the Marjan JV termination.

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

As of  March 17, 2011, the Company entered into an agreement with Consolidated Resources USA, LLC, a Delaware company (“CRU”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”).  Upon payment of the initial consideration (“Initial Consideration”) as provided below, Global Gold and CRU will work together for twelve months (the “12 Month Period”) to develop the Properties and cause the Properties to be contributed to a new joint venture company “Newco”, whose identity and terms will be mutually agreed, (the “JVC”).  This agreement enables Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.

The JVC will (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the Shareholders Agreement.  Global Gold’s ownership in the JVC shall be the greater value of either 51% or the pro forma value of $40.0 million in newly issued stock of the JVC at the end of the 12 Month Period.  Current Global Gold director Ian Hague and Chairman Van Krikorian will serve on the JVC board, which will reflect the parties’ interests.  CRU and Global Gold will also form a technical committee to oversee exploration and production matters.

Other key terms include CRU paying initial consideration of $5,000,000 as a working capital commitment (“Initial Consideration”) to Global Gold payable by; a $500,000 Advance immediately following the execution of the Agreement (the “Advance”); $1,400,000 payable following the satisfactory completion of due diligence by CRU and the execution of definitive documents in 30 days from the date of this Agreement; and $3,100,000 according to a separate schedule in advance and payable within 5 business days of the end of every calendar month as needed.

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

On April 27, 2011, the Company entered into an agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”); and its affiliate Consolidated Resources USA (“CRU”), LLC, a Delaware limited liability company, (hereinafter collectively referred to as “CR”), to fund development and form a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”)(the “Agreement”).  GGC and CRU previously entered into a binding agreement, subject to the satisfactory completion of due diligence, entitled Agreement for Formation of Joint Venture to Develop Properties, dated March 17, 2011 (the “Formation Agreement”).  The April 27, 2011 Agreement was entered pursuant to the Formation Agreement.

CR completed its due diligence with satisfaction, and as of the date of the Agreement has completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of April 27, 2011 Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik (“Initial Consideration”) according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  Mr. Jeffrey Marvin of CR was elected to join the Global Gold Board and attended the Company's annual meeting on June 10, 2011.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.  As of June 30, 2011, the Company has received the full $1,400,000 funding and has received additional funding payments.  See Subsequent Events for an update.

Global Gold and CR will work together for twelve months (the “12 Month Period”) from the date of the Agreement to develop the Properties, improve the financial performance and enhance shareholder value.  The Agreement enables Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Global Gold and CR agree to form a new Joint Venture Company (“JVC”) to be established by CR, subject to terms and conditions mutually and reasonably agreed with Global Gold, provided that JVC shall have no liabilities, obligations, contingent or not, or commitments, except pursuant to a shareholders’ agreement.  Global Gold and CR intend to integrate all of Global Gold’s Toukhmanuk and Getik mining and exploration operations into the JVC.

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

On June 17, 2010, Global Gold Corporation and its subsidiary Global Gold Mining, LLC (collectively “Global”) and Caldera Resources, Inc (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008 and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and  the performance of work at the property as submitted and approved in the mining plan which includes annual mining at 50,000 tonnes of mineralized rock, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

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

In addition, Global’s October 7, 2010 termination notice noted Caldera’s illegal behavior in registering charter changes harmful to and without the consent of Global, material misrepresentations on technical and other matters, and more.  Caldera officials have also engaged in behavior at odds with the Foreign Corrupt Practices Act, which the Company has reported to Armenian and United States Government officials.  Caldera officials are currently under criminal investigation, and Global has brought an action pending in Armenian court to correct Caldera’s illegal re-registration of share in Armenia.  Separately, there is an arbitration pending in New York whereby Caldera is seeking confirmation through the American Arbitration Association of the joint venture’s existence, and Global is seeking $850,000 of accrued but unpaid amounts at the contractual rate of 10% interest, the 500,000 shares of stock Caldera failed to deliver in June 2010, and damages for Caldera’s other breaches, non-performance, and attacks on Global.  See Subsequent Events for an update.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $350,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $130,000 as of June 30, 2011.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

14. SUBSEQUENT EVENTS

On August 2, 2011, the Global Gold Corporation issued a press release announcing the July 29, 2011 Armenian court verdict confirming that Caldera Resources, Inc.’s registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with Global Gold Mining, LLC (a wholly owned subsidiary of Global Gold Corporation).  The decision becomes effective on August 29, 2011.  Global has a security interest freezing the shares of Marjan Mining Company pending the formal turn-over or any appeal.

On August, 12, 2011, Conventus advised the Company that it has received an extension of the August 15, 2011 deadline in the July 24, 2009 contract concerning the Pureo property.  The Company is awaiting signed written confirmation of that extension, but anticipates it will be provided.

Timing of monthly funding payments for Tukhmanuk has resulted in some work delays which resulted in the plant expansion not being able to keep up with the mining production, but the Company anticipates future funding and having plant capacity operating at 260,000 tonnes per year by the end of September, and expanding to a plant capacity of at least 300,000 tonnes per year thereafter.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2011 AND SIX MONTHS ENDED JUNE 30, 2010

During the six month period ended June 30, 2011, the Company had revenue of $0 and $94,943 in the same period last year.  The decrease in revenue is primarily attributable to a decrease in sales of gold concentrate of $94,943.

During the six month period ended June 30, 2011, the Company's administrative and other expenses were $1,275,272 which represented an increase of $452,202 from $823,070 in the same period last year. The expense increase was primarily attributable increased stock compensation expense of $292,850, legal expense of $90,244 and professional fees of $56,500.

During the six month period ended June 30, 2011, the Company's mine exploration costs were $476,576 which represented an increase of $260,862 from $215,714 in the same period last year.  The expense increase was primarily attributable to the increased activity at the Tukhmanuk Property of $300,018, and decreased activity at the Chile property of $37,285, at the Getik Property of $1,237 and at the Marjan Property of $633.

During the six month period ended June 30, 2011, the Company's amortization and depreciation expenses were $429,027 which represented a decrease of $115,834 from $544,861 in the same period last year. The expense decrease was primarily attributable to a decrease in amortization of $41,570 and depreciation expense of $74,264.

During the six month period ended June 30, 2011, the Company had interest expense of $224,316 which represented a decrease of $65,293 from $289,609 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $207,140 on note payable to directors and an increase interest expense of $141,847 on a secured line of credit both due to amounts borrowed.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, the Company's total assets were $6,033,217, of which $334,446 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending June 30, 2012:

The Company's expected plan of operation for the calendar year 2011 is:

(a) To implement the joint venture agreement with Consolidated Resources USA, LLC, to continue to operate expanded mining operations at Tukhmanuk where mining has reached or exceeded 1,000 tonnes per day, to expand the Tukhmanuk plant capacity to 300,000 tonnes per year, to continue and to expand gold and silver production at the Tukhmanuk property in Armenia, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, silver and other reserves;

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

The Company also anticipates spending additional funds in Armenia and Chile for further exploration and development of its other properties as well as acquisition of new properties.  The Company is also reviewing new technologies in exploration and processing.  The Company anticipates that it will issue additional equity or debt to finance its planned activities.  The Company anticipates that it might obtain additional financing from the holders of its Warrants to purchase 4,750,000 shares of Common Stock of the Company at an exercise price of $0.15 per share, which expire on December 9, 2013.  These Warrants were amended to an exercise price of $0.10 per share.   On October 25, 2010, in connection with the aforementioned warrants, the Company had 2,500,000 warrants exercised, out of 4,750,000 warrants available, for a total of $250,000.  On June 28, 2011, the Company had 250,000 warrants exercised for a total of $25,000.  The shares were issued pursuant to the exemptions from registration requirements of the Securities Act under Regulation D based upon representations and covenants provided by the respective purchasers.  The Company anticipates that the balance of the 4,750,000 warrants will be exercised which will provide for an additional $200,000 but these warrants have not been exercised as of the date of this filing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $617,651 and $564,554, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  As of June 30, 2011 and December 31, 2010, bank deposits in the United States did not exceed federally insured limits.  As of June 30, 2011 and December 31, 2010, the Company had approximately $282,000 and $9,800, respectively, in Armenian bank deposits and approximately $800 and $800, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2011 and as of the date of this filing.

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

On June 17, 2010, Global Gold Corporation and its subsidiary Global Gold Mining, LLC (collectively “Global”) and Caldera Resources, Inc (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008 and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and   the performance of work at the property as submitted and approved in the mining plan which includes annual mining at 50,000 tonnes of mineralized rock, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

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

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $350,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $130,000 as of June 30, 2011.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  June 30, 2011 and as of December 31, 2010; Statements of Operations and Comprehensive Loss for the six months ended June 30, 2011 and June 30, 2010, and for the exploration stage period from January 1, 1995 through June 30, 2011, and Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and for the exploration stage period from January 1, 1995 through June 30, 2011 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.1	Madre De Dios Mining Property Joint Venture Agreement and Options for Chiloe and Ipun Island properties dated as of August 9, 2007. (3)

Exhibit 10.2	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (4)

Exhibit 10.3	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (5)

Exhibit 10.4	Private Placement Agreement, dated December 8, 2008. (6)

Exhibit 10.5	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (7)

Exhibit 10.6	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Mining, LLC and Ashot Boghossian. (8)

Exhibit 10.7	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (9)

Exhibit 10.8	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (10)

Exhibit 10.9	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (11)

Exhibit 10.10	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (12)

Exhibit 10.11	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (13)

Exhibit 10.12	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (14)

Exhibit 10.13	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (15)

Exhibit 10.14	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (16)

Exhibit 10.15	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (17)

Exhibit 10.16	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (18)

Exhibit 10.17	Material Agreement – Debt cancellation and restructuring with conversion rights. (19)

Exhibit 10.18	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (20)

Exhibit 10.19	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011. (21)

Exhibit 10.20	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (22)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

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

GLOBAL GOLD CORPORATION

Date: August 22, 2011	By:	/s/ Van Z. Krikorian
Van Z. Krikorian
Chairman and Chief Executive Officer