Form 10-Q
period 2011-09-30
GLOBAL GOLD CORP
filed 2011-11-21
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 21, 2011 there were 83,540,475 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2011 and as of December 31, 2010 (Audited)	3

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and September 30, 2010 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2011	4

	Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2011 and September 30, 2010 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$226,660	$14,083
Inventories	901,572	740,096
Tax refunds receivable	134,084	106,910
Prepaid expenses	13,907	7,705
Other current assets	68,548	38,369
TOTAL CURRENT ASSETS	1,344,771	907,163

LICENSES, net of accumulated amortization of $2,066,392 and $1,842,655, respectively	1,143,544	1,367,281
ASSETS HELD FOR SALE, net of accumulated amortization of $540,518 and $498,939, respectively	1,123,127	1,164,226
DEPOSITS ON CONTRACTS AND EQUIPMENT	590,878	1,002,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,710,009 and $2,442,299, respectively	1,288,041	1,570,241

	$5,490,361	$6,011,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,320,205	$2,263,998
Wages payable	796,284	1,024,423
Employee loans	259,400	286,170
Advance from customer	168,722	168,722
Deposit on sale of property	1,000,000	250,000
Secured line of credit - short term portion	684,000	588,000
Current portion of note payable to Directors	11,673	27,627
TOTAL CURRENT LIABILITIES	5,240,284	4,608,940

SECURED LINE OF CREDIT - LONG TERM PORTION	1,667,835	2,238,486

TOTAL LIABILITIES	6,908,119	6,847,426

STOCKHOLDERS' DEFICIT:

Common stock $0.001 par, 100,000,000 shares authorized; 83,040,475 and 79,190,475 at September 30, 2011 and December 31, 2010, respectively, shares issued and outstanding	83,041	79,191
Additional paid-in-capital	37,675,696	37,064,893
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(38,616,896)	(37,643,409)
Accumulated other comprehensive income	2,348,049	2,570,653

TOTAL STOCKHOLDERS' DEFICIT	(1,417,758)	(836,320)

	$5,490,361	$6,011,106

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative amount
					from
	Three Months Ended		Nine Months Ended		January 1, 1995
	September 30,		September 30,		through
	2011	2010	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$94,943	$551,152

COST OF GOODS SOLD	-	-	-	32,855	189,998

GROSS PROFIT	-	-	-	62,088	361,154

(INCOME)/EXPENSES:
General and administrative	846,431	519,914	2,121,703	1,342,984	23,555,030
Mining and exploration costs	1,067,263	139,599	1,543,839	355,312	16,137,828
Amortization and depreciation	162,931	228,405	591,958	773,266	5,697,038
Write-off on investment	-	-	-	-	176,605
Gain on sale of investment	-	-	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	-	(192,977)	(2,523,701)
Interest expense	104,805	236,546	329,121	526,155	2,012,755
Bad debt expense	-	-	-	-	151,250
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Other income	(1,640,000)	-	(3,612,460)	-	(3,612,460)
Interest income	(268)	-	(674)	(1,833)	(364,825)

TOTAL EXPENSES	541,162	1,124,464	973,487	2,802,907	38,353,828

Loss from Continuing Operations	(541,162)	(1,124,464)	(973,487)	(2,740,819)	(37,992,674)

Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss Applicable to Common Shareholders	(541,162)	(1,124,464)	(973,487)	(2,740,819)	(38,616,895)

Foreign currency translation adjustment	(159,760)	(336,510)	(222,604)	(157,920)	1,994,575
Unrealized gain/(loss) on investments	-	(25,636)	-	(31,113)	353,475

Comprehensive Net Loss	$(700,922)	$(1,486,610)	$(1,196,091)	$(2,929,852)	$(36,268,845)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.03)	$(0.01)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	83,040,475	41,206,334	80,487,911	41,170,878

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	January 1, 2011	January 1, 2010	January 1, 1995
	through	through	through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(973,487)	$(2,740,819)	$(38,616,896)
Adjustments to reconcile net loss to net cash provided by/(used in) in operating activities:
Amortization of unearned compensation	42,564	46,822	3,890,531
Stock option expense	7,089	59,589	1,194,079
Amortization expense	265,316	348,465	2,832,594
Depreciation expense	326,642	424,801	3,090,352
Stock based compensation	240,000	-	306,613
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	(192,977)	(2,473,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	186,285	(1,496,714)	(2,039,307)
Accounts payable and accrued expenses	(7,731)	433,430	3,012,538
Accrued interest	37,168	349,981	1,111,115
Wages payable	71,861	389,482	1,096,284

NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	195,707	(2,377,940)	(28,944,112)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(186,914)	-	(4,725,471)
Proceeds from sale of mining interest	750,000	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	563,086	-	(1,645,913)

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	432,246	168,722
Proceeds from secured line of credit	-	2,167,523	3,189,374
Repayment of secured line of credit	(410,976)	-	(1,052,313)
Note payable to Directors	(15,954)	92,500	4,387,375
Warrants exercised	25,000	-	2,597,250

NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	(401,930)	2,692,269	27,420,512

EFFECT OF EXCHANGE RATE ON CASH	(144,286)	85,033	3,384,821

NET INCREASE IN CASH	212,577	399,362	215,308

CASH AND CASH EQUIVALENTS - beginning of period	14,083	29,551	11,352

CASH AND CASH EQUIVALENTS - end of period	$226,660	$428,913	$226,660

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$288,363	$124,345	$631,502

Noncash Transactions:

Stock issued for deferred compensation	$-	$2,000	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$300,000	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

September 30, 2011

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through September 30, 2011.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2010 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2011. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at September 30, 2011, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $551,152 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses of approximately $39 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at September 30, 2011 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On December 21, 2003, Global Gold Mining acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  An involuntary bankruptcy petition was filed against GGH which was granted and was appealed.  On July 22, 2011 the Armenian Court of Cassation endorsed GGH’s claim to dismiss the bankruptcy.  On June 18, 2010, the Company closed Marjan JV leaving the Company with a 45% interest.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance.  Recently, the Company also learned that the TSX Venture Exchange never approved the actual, executed march 24, 2010 amended Marjan JV agreement, which was a condition precedent.  On July 29, 2011, an Armenian court decided that Global Gold Mining owns 100% of the Marjan Mining Company.  See Legal Matters for an update on the Marjan JV.

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

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through September 30, 2011.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2011 and September 30, 2010.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2011 and September 30, 2010, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Ore	$636,181	$560,560
Concentrate	34,237	3,994
Materials, supplies and other	231,154	175,542

Total Inventories	$901,572	$740,096

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at September 30, 2011 and September 30, 2010 was 4,919,167 and 6,954,167, respectively.

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

For the nine months ended September 30, 2011 and 2010, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2011 and 2010 was $289,653 and $116,411, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the nine months ended September 30, 2011 and 2010.

	Nine Months Ending September 30,
	2011	2010

Net loss	$(973,487)	$(2,740,819)

Foreign currency translation adjustment	(222,604)	(157,920)

Unrealized gain arising	-	(31,113)

Comprehensive loss	$(1,196,091)	$(2,929,852)

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At September 30, 2011 and 2010, amortization expense totaled $265,316 and $348,465, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $30,000 as of September 30, 2011 and December 31, 2010 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company recognized $0 and $94,943, respectively, for the nine months ended September 30, 2011 and 2010 of sales from its Tukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the nine months ended September 30, 2011 and 2010.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010

Property, plant and equipment	$3,998,050	$4,012,540
Less accumulated depreciation	(2,710,009)	(2,442,299)

	$1,288,041	$1,570,241

The Company had depreciation expense for the nine months ended September 30, 2011 and 2010 of $326,642 and $424,801, respectively.

4. OTHER RECEIVABLE

As of September 30, 2011, the Company was owed 500,000 shares of Caldera Common Stock, and a minimum of $1,350,000 plus interest at 10% from Caldera Resources per the terms of the Marjan JV agreement.  The Company has decided to not carry this receivable as an asset, even though the Company is in arbitration to have Caldera perform its obligations, because Caldera has not performed its obligations to Global per the Marjan JV agreement as further described in the Agreements Section and Legal Proceedings.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2011 and December 31, 2010, the accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2011	2010

Drilling work payable	$323,677	$313,324
Accounts payable	1,871,071	1,858,991
Accrued expenses	125,457	91,683

	$2,320,205	$2,263,998

6. DEPOSIT ON SALE OF PROPERTY

On October 29, 2010, the Company received an advance of $250,000 from Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) which holds the Pureo mining assets in Chile, as further described in the Agreements section below.   In the first quarter of 2011, the Company received an additional $750,000 of funding as required to complete the sale with Conventus.  As of September 30, 2011, the Company is carrying the $1,000,000 deposit as a liability until such time as the Company has finalized the sale agreement in Chile and transferred the licenses to Conventus which it is in the process of completing.

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

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Tukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at September 30, 2011 was $2,351,835 which includes no accrued interest.  The balance has decreased due to principal payments made for April 2011 through September 2011 and offset by foreign currency rates as of September 30, 2011.

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

For the nine months ending September 30, 2011 and 2010, the Company had revenues of $0 and $94,943, respectively, all in Armenia from a single customer.

The following summarizes identifiable assets by geographic area:

Assets table:

	September 30,	December 31,
	2011	2010

Armenia	$4,300,185	$4,833,042
Chile	1,123,986	1,165,085
United States	66,190	12,979

	$5,490,361	$6,011,106

The following summarizes operating losses before provision for income tax:

Net Loss table:

	September 30,	September 30,
	2011	2010

Armenia	$3,730,281	$1,569,068
Chile	62,701	165,172
United States	(2,819,495)	1,006,579

	$973,487	$2,740,819

10. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  As of September 30, 2011 and December 31, 2010, bank deposits in the United States did not exceed federally insured limits.  As of September 30, 2011 and December 31, 2010, the Company had approximately $183,000 and $9,800, respectively, in Armenian bank deposits and approximately $800 and $800, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2011 and as of the date of this filing.

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

On August 19, 2010, the Company issued as directors fees to each of the five directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 shares of common stock of the Company each at $0.10 per share, vesting on November 18, 2010. The option grants were made pursuant to the Global Gold Corporation 2006 Stock Incentive Plan and pursuant to the Board’s June 18, 2010 decision from which date the options were valued.

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

Compensation expense for the nine months ended September 30, 2011 and 2010 was $847,550 and $629,233.  The amount of total deferred compensation amortized for the nine months ended September 30, 2011 and 2010 was $42,564 and $46,822.

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

As of September 30, 2011, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $11,673 for expense reimbursement which bears no interest and remain unpaid as of the date of this filing.

As of September 30, 2011, the Company owes unpaid wages of approximately $499,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of September 30, 2011, the Company had accrued interest of approximately $85,000.

As of September 30, 2011, the Company had loans due to employees in Armenia of approximately $259,000 including interest which is accruing at an annual rate of 14%.

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

On March 31, 2011, the Company received the $500,000 closing payment funding Conventus, per the terms of the agreement above.  The total payments made by Conventus are $1,000,000.  Shares of GGV will be transferred in accordance with the agreement but have not been transferred as of the date of this filing.  On August, 12, 2011, Conventus advised the Company that it has received an extension of the August 15, 2011 deadline in the July 24, 2009 contract concerning the Pureo property.  The Company has received the signed written confirmation of that extension.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000 and received TSX Venture Exchange approval on the transaction and was waiting for final approval of its 43-101 to finalize the transaction.  The parties announced that on June 18, 2010, the transaction was closed, but Caldera did not deliver the 500,000 shares.  The Company has also recently learned that the TSX Venture Exchange did not approve the March 24, 2010 agreement but a materially different, option agreement, version which Caldera submitted, unbeknownst to Global Gold, thus failing to meet a condition precedent.

On October 7, 2010, the Company terminated the Marjan JV due to lack of performance by Caldera.  Issues related to the termination of the Marjan JV are pending before an American Arbitration Association proceeding in New York.  Issues related to Caldera’s illegal registration of charter changes in Armenia were decided in Global Gold’s favor on July 29, 2011.  See Legal Proceedings for more information on the Marjan JV termination.

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

CR completed its due diligence with satisfaction, and as of the date of the Agreement has completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of April 27, 2011 Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik (“Initial Consideration”) according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  Mr. Jeffrey Marvin of CR was elected to join the Global Gold Board and attended the Company's annual meeting on June 10, 2011.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.  As of September 30, 2011, the Company has received the full $1,400,000 funding and has received additional funding payments.

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

The JVC will (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  Global Gold’s ownership in the JVC shall be the greater value of either 51% or the pro forma value of $40.0 million in newly issued stock of the JVC at the end of the 12 Month Period.  Current Global Gold director Ian Hague and Chairman Van Krikorian will serve on the JVC board, which will reflect the parties’ interests.  CR and Global Gold will also form a technical committee to oversee exploration and production matters.  This transaction is more particularly described in Exhibit 10.20 below.

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

On June 17, 2010, Global Gold Corporation and its subsidiary Global Gold Mining, LLC (collectively “Global”) and Caldera Resources, Inc (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  However, the Company has recently learned that the TSX-V did not approve the fully executed March 24, 2010 joint venture agreement.  Rather, according to its final approval letter, the TSX-V approved a prior and materially different version of the agreement, submitted by Caldera unbeknownst to Global, which the TSX-V described as an “option” in its June 16, 2010 final approval letter.  Thus a condition precedent to the joint venture agreement – TSX-V approval of the March 24, 2010 agreement never took place.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008 and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and   the performance of work at the property as submitted and approved in the mining plan which includes annual mining at 50,000 tonnes of mineralized rock, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the license in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and formed one basis for the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

The joint venture agreement provided that Caldera would be solely responsible for license compliance and conducting the approved mining plan, and that “[i]n the event that Caldera does not, or is otherwise unable to, pursue this project and pay to Global Gold the amounts provided for hereunder, Caldera’s rights to the Property and the shares of Marjan-Caldera Mining LLC shall be forfeited and replaced by a Net Smelter Royalty (the “NSR”).” Caldera did not meet the threshold to earn any NSR under the agreement, and its notice of license non-compliance as well as its failure to pay the consideration required under the JVA resulted in an automatic termination of its rights by operation of the agreement.  The agreement provided that Caldera would deliver 500,000 of its shares to Global, “subject to final approval of this agreement by the TSX Venture Exchange.” Although a TSX Venture Exchange approval specifically authorizing the share issuance was issued in June 2010, Caldera failed to deliver the shares.  Subject to a 30 day extension if it could not raise the funds in capital markets, Caldera agreed to make the following cash payments to the Company on or before the following dates; $300,000 payments on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, June 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, June 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.  Caldera raised sufficient funds, but has not made any of these payments.

In addition, Global’s October 7, 2010 termination notice noted Caldera’s illegal behavior in registering charter changes harmful to and without the consent of Global, material misrepresentations on technical and other matters, and more.  Caldera officials have also engaged in behavior at odds with the Foreign Corrupt Practices Act, which the Company has reported to Armenian and United States Government officials.  In October 2010, two Caldera officials came under criminal investigation in Armenia for fraud, and in September 2010, Global brought a separate action in Armenian court to correct Caldera’s illegal re-registration of shares and charter changes in Armenia.  On July 29, 2011, an Armenian court verdict confirmed that Caldera Resources, Inc.’s registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership of Marjan Mining Company, LLC rests fully with Global Gold Mining, LLC (a wholly owned subsidiary of Global Gold Corporation).  The decision is pending appeal by Caldera.  Global has a security interest freezing the shares of Marjan Mining Company pending the formal turn-over or any appeal.  Based, in part, on a misunderstanding of the June 2010 TSX Venture Exchange approval letter and Caldera’s misrepresentations that payments due to Global Gold were being held in escrow, the criminal investigation of two Caldera officials was declined by prosecutors and the first instance judicial review in Armenia.  In accordance with Armenian law, those decisions are now pending further judicial review.  These Armenian criminal proceedings related to fraud are separate from and do not effect Global Gold’s property rights and the Foreign Corrupt Practices Act matter.

Separately, there is an arbitration pending in New York whereby Caldera is seeking confirmation through the American Arbitration Association of the joint venture’s existence plus damages for alleged breaches of contract and fiduciary duties, and Global is seeking an award declaring that the JVA is not in effect and awarding damages of more than $850,000 of accrued but unpaid amounts at the contractual rate of 10% interest, the 500,000 shares of stock Caldera failed to deliver in June 2010, and damages for Caldera’s other breaches, non-performance, and attacks on Global.

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

14. SUBSEQUENT EVENTS

On October 17, 2011, the Company issued a press release announcing that an updated NI-43-101 format independent technical report prepared by Behre Dolbear International Limited has been completed for the Toukhmanuk and Getik properties in Armenia and reporting on new discoveries at Toukhmanuk.

On October 25, 2011, the Company sold and delivered approximately 56 tonnes of gold and silver concentrate pursuant to its agreement with IM.   The tentative amount due to the Company was $130,924.

On November 7, 2011, the Company issued 500,000 shares to Rasia, a Dubai-based principal advisory company, as the balance of compensation as sole advisor on the Consolidated Resources transaction.

On November 21, 2011, the Company received the balance of the $5 million from Consolidated Resources per the Agreement.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2011 AND NINE MONTHS ENDED SEPTEMBER 30, 2010

During the nine month period ended September 30, 2011, the Company had revenue of $0 and $94,943 in the same period last year.  The decrease in revenue is primarily attributable to a decrease in sales of gold concentrate of $94,943.

During the nine month period ended September 30, 2011, the Company's administrative and other expenses were $2,121,703 which represented an increase of $778,719 from $1,342,984 in the same period last year. The expense increase was primarily attributable increased stock compensation expense of $183,242, legal expense of $369,712 and professional fees of $80,774.

During the nine month period ended September 30, 2011, the Company's mine exploration costs were $1,543,839 which represented an increase of $1,188,527 from $355,312 in the same period last year.  The expense increase was primarily attributable to the increased activity at the Tukhmanuk Property of $1,231,158, and decreased activity at the Chile property of $40,444, at the Getik Property of $1,237 and at the Marjan Property of $950.

During the nine month period ended September 30, 2011, the Company's amortization and depreciation expenses were $591,958 which represented a decrease of $181,308 from $773,266 in the same period last year. The expense decrease was primarily attributable to a decrease in amortization of $93,149 and depreciation expense of $98,159.

During the nine month period ended September 30, 2011, the Company had interest expense of $329,121 which represented a decrease of $197,034 from $526,155 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $324,012 on note payable to directors and an increase interest expense of $118,227 on a secured line of credit both due to amounts borrowed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, the Company's total assets were $5,490,361, of which $226,660 consisted of cash or cash equivalents.

The Company's plan of operation for at least the next twelve months ending September 30, 2012:

The Company's expected plan of operation for the calendar year 2011 is:

(a) To expedite implementation of the joint venture agreement with Consolidated Resources USA, LLC prior to the agreed twelve month period, to continue to operate expanded mining operations at Tukhmanuk where mining has reached or exceeded 1,000 tonnes per day, to expand the Tukhmanuk plant capacity with two new mills installed to 300,000 tonnes per year, to continue and to expand gold and silver production at the Tukhmanuk property in Armenia, to generate income from offering services from the ISO certified lab operating at Tukhmanuk, and to continue to explore this property to confirm historical reserve reports, and to explore and develop Marjan, Getik and other mining properties in Armenia and to generate cash flow and establish gold, silver and other reserves;

(b) To implement exploration recommendations from the October 17, 2011 Behre Dolbear technical report related to the Toukhmanuk property;

(c) To implement the sale agreement with Conventus Ltd. at the Pureo property in Chile;

(d) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $670,418 and $564,554, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  As of September 30, 2011 and December 31, 2010, bank deposits in the United States did not exceed federally insured limits.  As of September 30, 2011 and December 31, 2010, the Company had approximately $183,000 and $9,800, respectively, in Armenian bank deposits and approximately $800 and $800, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2011 and as of the date of this filing.

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

On June 17, 2010, Global Gold Corporation and its subsidiary Global Gold Mining, LLC (collectively “Global”) and Caldera Resources, Inc (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  However, the Company has recently learned that the TSX-V did not approve the fully executed March 24, 2010 joint venture agreement.  Rather, according to its final approval letter, the TSX-V approved a prior and materially different version of the agreement, submitted by Caldera unbeknownst to Global, which the TSX-V described as an “option” in its June 16, 2010 final approval letter.  Thus a condition precedent to the joint venture agreement – TSX-V approval of the March 24, 2010 agreement never took place.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008 and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and   the performance of work at the property as submitted and approved in the mining plan which includes annual mining at 50,000 tonnes of mineralized rock, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the license in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and formed one basis for the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

The joint venture agreement provided that Caldera would be solely responsible for license compliance and conducting the approved mining plan, and that “[i]n the event that Caldera does not, or is otherwise unable to, pursue this project and pay to Global Gold the amounts provided for hereunder, Caldera’s rights to the Property and the shares of Marjan-Caldera Mining LLC shall be forfeited and replaced by a Net Smelter Royalty (the “NSR”).” Caldera did not meet the threshold to earn any NSR under the agreement, and its notice of license non-compliance as well as its failure to pay the consideration required under the JVA resulted in an automatic termination of its rights by operation of the agreement.  The agreement provided that Caldera would deliver 500,000 of its shares to Global, “subject to final approval of this agreement by the TSX Venture Exchange.” Although a TSX Venture Exchange approval specifically authorizing the share issuance was issued in June 2010, Caldera failed to deliver the shares.  Subject to a 30 day extension if it could not raise the funds in capital markets, Caldera agreed to make the following cash payments to the Company on or before the following dates; $300,000 payments on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, June 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, June 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.  Caldera raised sufficient funds, but has not made any of these payments.

In addition, Global’s October 7, 2010 termination notice noted Caldera’s illegal behavior in registering charter changes harmful to and without the consent of Global, material misrepresentations on technical and other matters, and more.  Caldera officials have also engaged in behavior at odds with the Foreign Corrupt Practices Act, which the Company has reported to Armenian and United States Government officials.  In October 2010, two Caldera officials came under criminal investigation in Armenia for fraud, and in September 2010, Global brought a separate action in Armenian court to correct Caldera’s illegal re-registration of shares and charter changes in Armenia.  On July 29, 2011, an Armenian court verdict confirmed that Caldera Resources, Inc.’s registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership of Marjan Mining Company, LLC rests fully with Global Gold Mining, LLC (a wholly owned subsidiary of Global Gold Corporation).  The decision is pending appeal by Caldera.  Global has a security interest freezing the shares of Marjan Mining Company pending the formal turn-over or any appeal.  Based, in part, on a misunderstanding of the June 2010 TSX Venture Exchange approval letter and Caldera’s misrepresentations that payments due to Global Gold were being held in escrow, the criminal investigation of two Caldera officials was declined by prosecutors and the first instance judicial review in Armenia.  In accordance with Armenian law, those decisions are now pending further judicial review.  These Armenian criminal proceedings related to fraud are separate from and do not effect Global Gold’s property rights and the Foreign Corrupt Practices Act matter.

Separately, there is an arbitration pending in New York whereby Caldera is seeking confirmation through the American Arbitration Association of the joint venture’s existence plus damages for alleged breaches of contract and fiduciary duties, and Global is seeking an award declaring that the JVA is not in effect and awarding damages of more than $850,000 of accrued but unpaid amounts at the contractual rate of 10% interest, the 500,000 shares of stock Caldera failed to deliver in June 2010, and damages for Caldera’s other breaches, non-performance, and attacks on Global.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.   The Company has been brought to court by several former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $350,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $130,000 as of September 30, 2011.   The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  September 30, 2011 and as of December 31, 2010; Statements of Operations and Comprehensive Loss for the nine months ended September 30, 2011 and September 30, 2010, and for the exploration stage period from January 1, 1995 through September 30, 2011, and Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and for the exploration stage period from January 1, 1995 through September 30, 2011 and the Exhibits which are listed on the Exhibit Index

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

GLOBAL GOLD CORPORATION

Date: November 21, 2011	By:	/s/ Van Z. Krikorian
Van Z. Krikorian
Chairman and Chief Executive Officer