Form 10-K
period 2011-12-31
GLOBAL GOLD CORP
filed 2012-04-16
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2011, was $2,815,055.

As of April 13, 2012 there were 83,805,475 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 8, 2012 are incorporated by reference into Part III (Items 10 through 14) of this Report

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes statements of our expectations, intentions plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of business strategies of Global Gold Corporation (the “Company" or "Global Gold") and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "expects," "predicts," "could," "projects," "potential" and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting the Company and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond the Company's control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by the forward-looking statements:

o	the Company's history of losses and expectation of further losses;

o	the effect of poor operating results on the Company;

o	the Company's ability to expand its operations in both new and existing locations and the Company's ability to develop and mine its current and new sites;

o	the Company's ability to raise capital;

o	the Company's ability to fully utilize and retain executives;

o	the impact of litigation, including international arbitrations;

o	the impact of federal, state, local or foreign government regulations;

o	the effect of competition in the mining industry; and

o	economic and political conditions generally.

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

ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described below, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees, the Company’s long term presence and the expertise and knowledge of its personnel in Armenia and in Chile allow it to compete with companies with greater resources.

In Armenia, the Company’s focus is on the exploration, development and production of gold at the Toukhmanuk property in the North Central Armenian Belt and the Marjan and an expanded Marjan North property.  In addition, the Company is exploring and developing other sites in Armenia, including the Getik property.  The Company also holds royalty and participation rights in other locations in the country through affiliates and subsidiaries.

In Chile, the Company is engaged in identifying gold exploration and production opportunities and has a bonus interest in the Pureo property.

In Canada, the Company had engaged in uranium exploration activities in the provinces of Newfoundland and Labrador, but has phased out this activity, retaining a royalty interest in the Cochrane Pond property in Newfoundland.

The Company also assesses exploration and production opportunities in other countries.

The subsidiaries of the Company are as follows:

On January 24, 2003, the Company formed Global Oro LLC and Global Plata LLC, as wholly owned subsidiaries, in the State of Delaware. These companies were formed to be equal joint owners of a Chilean limited liability company, Minera Global Chile Limitada ("Minera Global"), formed as of May 6, 2003, for the purpose of conducting operations in Chile.  On December 2, 2011, the Company sold these subsidiaries to Amarant Mining Ltd. (“Amarant”).

On August 18, 2003, the Company formed Global Gold Armenia LLC ("GGA"), as a wholly owned subsidiary, which in turn formed Global Gold Mining, LLC ("GGM"), as a wholly owned subsidiary, both in the State of Delaware. GGM was qualified to do business as a branch operation in Armenia and owns assets, royalty and participation interests, as well as shares of operating companies in Armenia.

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  See Legal Matters for an update on the Marjan JV.

On August 1, 2005, GGM acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Toukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, GGM acquired the remaining 49% interest of Mego-Gold, LLC, leaving GGM as the owner of 100% of Mego-Gold, LLC.

On January 31, 2006, GGM closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, GGM acquired the remaining 20% interest in Getik Mining Company, LLC, leaving GGM as the owner of 100% of Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family (“Quijano”) by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).  On August 14, 2009, the Company amended the above agreement whereby Global Gold Valdivia became wholly owned by the Company and retained only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.  On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in GGV which was amended (with Conventus and Amarant) and was closed on December 2, 2011.  See Description of Properties and Subsequent Events for an update on GGV.

On September 23, 2011 “Global Gold Consolidated Resources Limited” was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  See Description of Properties (Toukhmanuk and Getik) for more information.

On November 8, 2011 “GGCR Mining, LLC” was formed in Delaware as a 100%, wholly owned, subsidiary of Global Gold Consolidated Resources Limited.

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

As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's then wholly-owned Cayman Islands subsidiary ("GGA Cayman"), reached an initial agreement with First Dynasty Mines, Ltd., whose name changed to Sterlite Gold Ltd.  On July 5, 2002  ("Sterlite"), a Canadian public company and whose shares were traded on the Toronto Stock Exchange with respect to the initial Armenian project. The Company, GGA Cayman and Sterlite entered into a definitive agreement, dated May 13, 1997. Under such agreement, Sterlite acquired all of the stock of GGA Cayman, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailings reprocessing project and the preparation of engineering and business plan materials for the Armenian Joint Venture and delivering  4,000,000 shares of First Dynasty (later Sterlite) Common Stock to the Company (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998. Pursuant to the FDM Agreement, the Company retained the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite, or any of its affiliates or successors in interest, in any exploration project undertaken by them in Armenia. As of December 31, 2004, the Company did not own any shares of Sterlite common stock. In 2006, Vedanta Resources plc ("Vedanta") acquired control of Sterlite through Twin Star International Limited ("TSI"), an indirect wholly-owned subsidiary of Vedanta.  In September 2007, Vedanta (and Sterlite) announced that they had closed a stock sale transaction with GeoProMining Ltd., which made GeoProMining Ltd. and its affiliates the successors to the 20% obligation.

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

GGH acquired Hankavan licenses in December of 2003 through the acquisition of the Armenian company, SHA, LLC (since renamed Global Gold Hankavan, LLC ("GGH")), and conducted a drilling program along with other exploration activities to confirm the historical feasibility work done on the copper, molybdenum and gold mineralization in the Soviet era. GGH also expanded its exploration activities to six other, smaller license areas in and around Hankavan.  In addition, GGH conducted exploration and planned to determine the feasibility of a quick start mining operation for copper oxide in this area.  These activities have not been actively pursued pending performance of a conditional, confidential settlement agreement with the Armenian Government entered as of February 25, 2008.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Marjan

The Marjan mining property is located in Southwestern Armenia, along the Nakichevan border in the Syunik province.  The property is accessible by car or truck through existing paved and dirt roads.  The property includes two parts; Marjan Central, where early drilling and underground exploration has been carried out and Marjan North (Mazmazak), which is situated some 1.5 km north of Marjan Central.  The whole property is roughly rectangular in shape, 3.2 km wide by 6.1 km long.  The approximate geographic coordinates of the property are, 39° 24’ 00” Latitude and 45° 51’ 00” Longitude.  Electric power is proximate to the property.  There is also a river which passes in the immediate proximity to the property.  The Company does not have any facilities or material equipment at the property.  The Company has an Armenian government approved and licensed mining plan and has done exploration work at the property but has not developed any significant surface or underground works or infrastructure with the exception of approximately 62 kilometers of roads built.  Approximately 60,000 tonnes of mineralized rock has been mined and stockpiled.  All equipment needed is brought to the site on an as needed basis from the Company’s other properties or from contractors.

The area of the Marjan Property is underlain by Tertiary volcanic rocks, which have been intruded by north-northwest trending dioritic dykes.  The bulk of the gold and silver mineralization is contained within polymetallic sulphide veins, which are associated with north-northwest trending hydrothermal alteration zones.  These alteration zones are readily observed on the surface as rusty to grey zones on outcrops.  Two types of gold mineralization have been observed.  These are gold mineralization associated with sulphide veins in volcanic rocks, and gold mineralization adjacent to dioritic dykes, which intrude the volcanic rocks.

The Company does not currently have established reserves at the Marjan Property, except as reported by the Republic of Armenia State Committee on Reserves (“GKZ”) and is focusing on exploration work based on Armenian historical GKZ records (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Marjan and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far.  Additional exploration and mining work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.

The Marjan property is a lode deposit which will be mined using open pits and underground adits.  The Company has one National special mining license #HA-L-14/526 which covers surface rights for mining, exploration and related purposes for gold and non-ferrous metals (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The license area is defined by the following coordinates:

1.	X = 4365000	3.	X = 4363770	5.	X = 4360000
	Y = 8570000		Y = 8574530		Y = 8572700
2.	X = 4366800	4.	X = 4360400
	Y = 8572000		Y = 8575250

In 2009, GGH engaged in mapping, sampling, drill analysis and other exploration work at Marjan and expanded Marjan North area.  As of December 31, 2011, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2011, the Company has spent approximately $3,516,500 on mining and exploration activities at this property, excluding acquisition and capital costs.

This property was previously explored during the Soviet era.  SHA, LLC applied for an original license from the Armenian Government.  GGM acquired 100% of SHA, LLC, the Armenian company which held the license to the property in December 2003.  On April 28, 2008, the Company was issued a twenty-five year “special mining license” for the Marjan property effective April 22, 2008 and expiring April 22, 2033 which expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres.  The Company is required to pay annual governmental fees of approximately $55,000.  The Company is also required to perform work at the property as submitted and approved in its mining plan which includes mining of 50,000 tonnes of mineralized rock annually, and to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  Marjan Mining Company is the licensee of the Marjan Property.

 On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).

Key terms included that Caldera would, subject to terms and conditions, earn a 55% interest in the Marjan Gold-Silver-Polymetallic Project after completing a bankable feasibility study on the project or spending US$3.0M on the property.

As additional consideration, Caldera made a non-refundable US$50,000 deposit by December 30, 2009 and was required to issue 500,000 shares of the company on a post-consolidated basis.  Caldera would also make a payment of US$100,000 no later than March 30, 2010. A definitive agreement was to be signed as soon as possible, upon completion of due diligence review, respective board approvals and any regulatory approval that may be required.  The Company received the US$50,000 deposit on December 29, 2009.

On March 24, 2010, the Company signed an agreement with Caldera establishing the terms for a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”) which amended the December 18, 2009 agreement.

Key terms included that Caldera would own 55% of the shares of a newly created joint venture company, become the operator of the project, and be responsible for all expenses.  To maintain its 55% interest, Caldera would be obligated to spend up to US$ 3,000,000 on the Property, issue 500,000 shares of Caldera and make a payment of US$ 100,000 on or before March 30, 2010 to Global Gold Corporation.  The joint venture board would have two Caldera representatives and one Global Gold representative.  However, certain actions including adoption of the annual operating and capital budgets require unanimous consent.  Should Caldera not perform in accordance with the terms of the Marjan JV, then Global Gold would have 100% interest of the Marjan JV transferred back and Caldera would receive an NSR on the Marjan property equal to .5% for each tranche of US$ 1,000,000 up to a maximum NSR of 3% without any prorating.

Also under the joint venture agreement Caldera would own 100% in the Marjan Gold-Silver Project by making quarterly payments totaling US$ 2,850,000, starting September 30, 2010.  If Caldera missed one of its quarterly payments based on its failure to raise funds from capital markets, it would be entitled to an automatic 30 day extension from each quarterly payment; if Caldera defaulted on an extended payment then Caldera forfeits its shares of the Marjan JV, be relieved of its investment commitment, but still be liable for the payments to Global Gold which accrues interest at 10%, and possibly retain a royalty interest as described above.  If Caldera made its payments and completed its obligations, Global Gold would retain a 1.5% NSR on all production on the Central zone and a 2.5% NSR on all production on the Northern zone.  Caldera could prepay the payments, fulfill the investment commitment, and take 100% interest of the JV at any time.

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  See Legal Matters and Subsequent Events for an update on the Marjan JV.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Toukhmanuk

The Toukhmanuk property is adjacent to the Hankavan property in central Armenia, between the Aragatsotn and Kotayk provinces. The property includes seven surrounding exploration sites as well as other assets.  The property is located approximately 60 km (72 km by road) north of Yerevan, close to the Town of Aparan and some 75 km (by road) from the Alaverdi copper smelter in northern Armenia.  Access to the Toukhmanuk Property is by paved road (about 57 km from Yerevan to the turn-off of the road north of Aparan and about 15 km by dirt road from Aparan to Melikkyugh, the nearby village to the site).  Local infrastructure is available at the site and at nearby towns.  Infrastructure at the site includes electrical power, cell phone network and road building equipment.  Logistical support, in terms of power, is available at the Toukhmanuk site, and at Melikkyugh, which is linked by a 10 Kv line to the Armenian Power grid.  Water is available from natural sources within the property, independent of community sources.  In addition to the central property, the acquisition included a 200,000 tonne per year capacity plant.  The Company has maintained the plant’s crushers, mills, and gravitation circuits in good condition while also adding a hydro cyclone and flotation cells, as well as building a new tailings dam.  Other major assets at the property include several bulldozers, excavators and a track trencher which are all in good condition.  The property also includes some temporary housing units, and hangers which are used to store core samples, a gold room, and a new ISO certified laboratory.

The area of the Toukhmanuk Property is underlain predominantly by Jurassic volcanic rocks and Cretaceous intrusive rocks.  The volcanic rocks comprise andesites and dacites, and the intrusive rocks are dominantly granitic with minor granitic gneiss and amphibolites.  Parts of the area are also covered by Tertiary volcanic rocks including obsidian and perlites.  Gold mineralization in the Toukhmanuk area is hosted by both volcanic and intrusive rocks.

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

On November 18, 2009, the Company issued a press release announcing that following up on the issuance of the approving a first stage gold reserve, the Republic of Armenia’s State Natural Resources Agency (the “Agency”) has delivered its full decision with backup calculations on November 13, 2009 confirming an additional gold resource in the inferred category. The Agency issued its decision based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. A copy of the official approval and a partial unofficial translation are available on the company’s website www.globalgoldcorp.com and attached to this Annual Report on Form 10-K as Exhibit 10.21.

The approved gold resource in the Inferred category is 35 tonnes (or 1,225,276 ounces), which together with the approved 1.145 million ounces of reserves marks a sharp increase from the 8.0 tonnes approved under GKZ decision N28 of January, 26, 2004. The reserve and resource estimates were concluded at a cutoff grade of 0.8 grams per tonne.

The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Toukhmanuk and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  On October 17, 2011, the Company received an updated NI-43-101 format independent technical report prepared by Behre Dolbear International Limited for the Toukhmanuk and Getik properties in Armenia and reporting on new discoveries at Toukhmanuk which is available on the Company’s website.  The Behre Dolbear analysis reported 39.23 metric tonnes at grades of 2.07 g/t gold and 14.07 g/t silver using a cut-off grad of 0.6 g/t gold in measured, indicated and inferred resource categories totaling 2,606,000 ounces of gold and 17,769,000 ounces of silver.  Additional exploration work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.

The Toukhmanuk property is a lode deposit which is being mined using an open pit method.  The Company has one National exploration license #15, as extended, covering approximately 10,915 acres for sub-surface exploitation of gold.  The Company also has one National mining license #HA-L-14/356 which covers the central section of the property and is approximately 446 acres for mining gold and silver.  The Company is required to pay annual governmental fees of approximately $32,000.  The Company is also required to spend annually approximately $1,200,000 on exploration work and mining annually 80,000 tonnes of mineralized rock at the property as submitted and approved in its mining plan in order to maintain the licenses in good standing  (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The exploration license area is defined by the following coordinates:

Toukhmanuk Property, Armenia

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

In 2008, GGM upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior year’s drill results.  Also, the Company compiled its reserve report and submitted it to the state committee on reserves of Armenia in March 2009 (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has generated minimal sales from gold and silver concentrate from the property.  Sales were approximately $6,000 in 2006, $10,400 in 2007, nothing in 2008, $136,600 in 2009, $358,400 in 2010, and $81,702 in 2011.  The Company has mined mineralized rock of approximately 52,000 tonnes in 2006 with content of approximately 1.27 g/t gold and 6.37 g/t silver, no mining in 2007, approximately 82,000 tonnes in 2008 with content of approximately 1.85 g/t gold and 5.21 g/t silver, no mining in 2009, approximately 21,000 tonnes in 2010 with content of approximately 2.08 g/t gold and 5.68 g/t silver, and approximately 21,400 tonnes in 2011 with content of approximately 0.92 g/t gold and 3.32 g/t silver.  As of December 31, 2011, the Company has spent approximately $10,260,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

On May 22, 2008, the government of Armenia issued a “special exploration license” to the Company for the Toukhmanuk mining property.  The license was effective May 13, 2008 to expire on May 13, 2010 was extended for an additional two years and as a matter of right pursuant to the Armenian Mining Code is being extended until May 13, 2014.  The exploration license does not affect the Company’s twenty-five year license over the smaller “Central Section” of the property.  The exploration license expands the prior license term and increases the license area by approximately 618 acres, from approximately 10,297 acres to approximately 10,915 acres.

On August 1, 2005, GGM entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which acquired the license from the government for the Toukhmanuk mining property and surrounding exploration sites as well as the owner of the related    processing plant and other assets.  On August 2, 2006, GGM exercised its option to acquire the remaining forty-nine percent (49%) of Mego-Gold, LLC.

As of  March 17, 2011, the Company entered into an agreement (the “Formation Agreement”) with Consolidated Resources USA, LLC, a Delaware company (“CRU”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”).  Upon payment of the initial consideration as provided below, Global Gold and CRU will work together for twelve months (the “12 Month Period”) to develop the Properties and cause the Properties to be contributed to a new joint venture company, whose identity and terms will be mutually agreed, (the “JVC”).   Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.

Key terms include CRU paying initial consideration of $5,000,000 as a working capital commitment to Global Gold payable by: a $500,000 advance immediately following the execution of the Formation Agreement (the “Advance”); $1,400,000 payable following the satisfactory completion of due diligence by CRU and the execution of definitive documents in 30 days from the date of this Agreement; and $3,100,000 according to a separate schedule in advance and payable within 5 business days of the end of every calendar month as needed.

On April 27, 2011, the Company entered into an agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”); and its affiliate CRU, (hereinafter collectively referred to as “CR”), to fund development and form a joint venture on the Properties (the “JV Agreement”).  The JV Agreement was entered pursuant to the Formation Agreement.

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.  As of December 31, 2011, the Company has received the full $5,000,000 funding from CR.

Pursuant to the JV Agreement, Global Gold and CR are working together for twelve months (the “12 Month Period”) from the date of the JV Agreement to develop the Properties, improve the financial performance and enhance shareholder value.  The JV Agreement enables Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Global Gold and CR agree to form a new Joint Venture Company (“JVC”) to be established by CR, subject to terms and conditions mutually and reasonably agreed with Global Gold, provided that JVC shall have no liabilities, obligations, contingent or not, or commitments, except pursuant to a shareholders’ agreement.  Global Gold and CR intend to integrate all of Global Gold’s Toukhmanuk and Getik mining and exploration operations into the JVC.

The JVC will (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  The JVC will issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing.

See Subsequent Events for an update on the Toukhmanuk property and the JV Agreement.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Getik

The Getik property is located in the northeast Geghargunik province of Armenia north-east of Lake Sevan and approximately 110 km north-east of Yerevan.  The property is accessible by car or trucks through existing paved and dirt roads.  Gas and electric power are available at the property.  The property is located in the Alaverdi-Kapan metallogenic zone on the edge of the Sevan suture zone in an area characterized by volcanogenic sedimentary rocks of Jurassic and Eocene age.  A series of granitoid intrusives varying from ganodiorite to rhyolite composition have been identified in the area associated with a regional scale east-west trending fault and locale scale north-south trending faults.   The Company does not have any facilities or material equipment at the property.  The Company has only done exploration work at the property and has not developed any significant surface or underground working or infrastructure.  All equipment needed is brought to the site on an as needed basis from the Company’s other properties or from contractors.

The Company does not currently have established reserves at the Getik Property and is focusing on exploration work based on Armenian historical GKZ records.  The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Getik and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  On October 17, 2011, the Company received an updated NI-43-101 format independent technical report prepared by Behre Dolbear International Limited for the Toukhmanuk and Getik properties in Armenia and reporting on new discoveries at Toukhmanuk which is available on the Company’s website.  Additional exploration work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.

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

Amrots manifestation:
1.	X = 4507000	5.	X = 4504350	9.	X = 4504000
	Y = 8517000		Y = 8521350		Y = 8519650
2.	X = 4507000	6.	X = 4504450	10.	X = 4504350
	Y = 8525000		Y = 8520850		Y = 8519000
3.	X = 4503000	7.	X = 4504350	11.	X = 4504750
	Y = 8525000		Y = 8520350		Y = 8517000
4.	X = 4503000	8.	X = 4504125
	Y = 8522000		Y = 8520250

Aygut manifestation:
1.	X = 4507000	3.	X = 4504750
	Y = 8516000		Y = 8517000
2.	X = 4507000	4.	X = 4504950
	Y = 8517000		Y = 8516000

In 2009, Getik Mining Company, LLC engaged in mapping, sampling, drill analysis and other exploration work at the Getik property.  As of December 31, 2009, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2011, the Company has spent approximately $650,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

On December 10, 2008, the government of Armenia issued a new special exploration license expiring December 10, 2013.  The Company will conduct further exploration activities during this period.

On January 31, 2006, GGM closed a share purchase agreement, dated as of January 23, 2006, with Athelea Investments, CJSC ("AI") to transfer 80% of the shares of AI to GGM in exchange for 100,000 of the Company’s common stock. AI was renamed the "Getik Mining Company, LLC."  As of May 30, 2007, GGM acquired the remaining twenty percent interest in Getik Mining Company, LLC, leaving GGM as the owner of one hundred percent of Getik Mining Company, LLC.

As of  March 17, 2011, the Company entered into an agreement (the “Formation Agreement”) with Consolidated Resources USA, LLC, a Delaware company (“CRU”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”).  Upon payment of the initial consideration as provided below, Global Gold and CRU will work together for twelve months (the “12 Month Period”) to develop the Properties and cause the Properties to be contributed to a new joint venture company, whose identity and terms will be mutually agreed, (the “JVC”).   Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.

Key terms include CRU paying initial consideration of $5,000,000 as a working capital commitment to Global Gold payable by; a $500,000 advance immediately following the execution of the Formation Agreement (the “Advance”); $1,400,000 payable following the satisfactory completion of due diligence by CRU and the execution of definitive documents in 30 days from the date of this Agreement; and $3,100,000 according to a separate schedule in advance and payable within 5 business days of the end of every calendar month as needed.

On April 27, 2011, the Company entered into an agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”); and its affiliate CRU, (hereinafter collectively referred to as “CR”), to fund development and form a joint venture on the Properties (the “JV Agreement”).  The JV Agreement was entered pursuant to the Formation Agreement.

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement has completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.  As of December 31, 2011, the Company has received the full $5,000,000 funding from CR.

Pursuant to the JV Agreement, Global Gold and CR are working together for twelve months (the “12 Month Period”) from the date of the JV Agreement to develop the Properties, improve the financial performance and enhance shareholder value.  The JV Agreement enables Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Global Gold and CR agree to form a new Joint Venture Company (“JVC”) to be established by CR, subject to terms and conditions mutually and reasonably agreed with Global Gold, provided that JVC shall have no liabilities, obligations, contingent or not, or commitments, except pursuant to a shareholders’ agreement.  Global Gold and CR intend to integrate all of Global Gold’s Toukhmanuk and Getik mining and exploration operations into the JVC.

The JVC will (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  The JVC will issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing.

See Subsequent Events for an update on the Getik property and the JV Agreement.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Lichkvadz-Tei and Terterasar

Lichtvadz-Tei and Terterasar are located in the southern Armenia province of Syunik.

On August 15, 2005, GGM entered into a joint venture agreement with Iberian Resources Limited’s subsidiary, Caucusus Resources Ltd. (“CR”) to form the Aigedzor Mining Company, LLC ("AMC") on an 80% CR, 20% GGM basis in anticipation of jointly acquiring and developing (a) for the Lichkvadz-Tei and Terterasar mining properties as well as the associated plant and assets in southern Armenia through the Armenian limited liability company Sipan 1, LLC ("Sipan 1") which is the licensee; and (b) mineral exploration and related properties within a 20 kilometer radius of the southern Armenian town of Aigedzor.

On December 19, 2006, GGM entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" with CR. The agreement restructures the parties' Aigedzor Mining Company Joint Venture to transfer GGM 's 20% interest to CR in exchange for: one million dollars; a 2.5% Net Smelter Return (“NSR”) royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; the right to participate up to 20% in any new projects undertaken by Iberian or its affiliates in Armenia until August 15, 2015; and five million shares of Iberian's common stock, which are restricted for one year. On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited (“Tamaya”), and Tamaya is now developing those properties.  As part of the merger, the five million shares of Iberian’s common stock were exchanged for twenty million shares of Tamaya’s common stock without any restrictions.  GGM retains the right to participate up to 20% in any new projects undertaken by Tamaya or its affiliates in Armenia until August 15, 2015 and the 2.5% Net Smelter Return royalty as described above.  During the year ended December 31, 2007, the Company sold all 20,000,000 shares of the Tamaya Resources Limited Stock that it owned.  In 2008, Tamaya and Iberian Resources filed for bankruptcy in Australia.  In 2009, the bankruptcy administrators sold the shares of Sipan 1, LLC to Terranova Overseas company organized in the United Arab Emirates  which, on information and belief, includes local and foreign investors and  which also assumes the continuing obligations of Sipan 1, LLC to Global Gold. .  The Company has taken action to protect its rights.  On information and belief, the license for Lichkvadz-Tei was terminated by Armenian authorities in March 2009 and is still in litigation.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

(4) CHILE PROPERTIES

The Company has a vice-president who operates an office in Santiago, Chile which has been engaged in exploration activities and development of mining projects, and is now engaged in acquisition review. A map showing the location of the property in Chile (below) and other information about the properties are located on the Company's website.

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

The Pureo property is mainly a placer deposit which will be mined using an open pit.  The Company’s claims are National exploitation licenses which carry definitive rights as long as the fees are paid.  The Company is required to pay governmental fees are approximately $30,000 per year.  If gold production is more than the $30,000 in value, then this amount is refunded.  The property is subject to a 17% Net Profits tax on production.  As of December 31, 2011, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2011, the Company has spent approximately $536,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

On December 2, 2011, the closed an amended agreement with Conventus and Amarant Mining Ltd., a BVI Corporation (“Amarant”), originally entered into on October 27, 2010, for the sale of 100% interest in the GGV which holds the Pureo mining assets in Chile.    As part of the amendment and closing, Global Gold also sold 100% interest in its wholly owned subsidiaries Global Oro and Global, both of which are Delaware Limited Liability Corporations, and are each 50% owners of Minera Global in exchange for additional compensation, payable on or before December 15, 2011, of a 1% interest (533,357 shares) in Amarant.  GGV is owned by Minera Globa (51%) and Global Oro (49%). Conventus has assigned its right and obligations from this agreement to Amarant, all as further described in Exhibit 10.3, below.

Key terms include that Amarant shall pay the $4.0 million USD remaining of the $5.0 million USD sale price obligation as follows: $1,000,000 on or before December 15, 2011; $1,000,000 on or before December 15, 2012; $1,000,000 on or before December 15, 2013; and $1,000,000 on or before December 31, 2014 subject to the terms and conditions in the agreement.  The Company has not received the $1,000,000 which was due on December 15, 2011, as of December 31, 2011 and has only received $50,000 as of the date of this filing.  See Subsequent Events for an update on the Amarant transaction.

As additional consideration, if within seven years, Amarant or any of its successors produces 150,000 ounces of gold from the Pureo property then Amarant shall pay the Company a one-off and once only $2,500,000 bonus within 60 days of achieving such production.

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

The Company transferred all of its rights to Santa Candalaria to Amarant as part of the transaction described above which closed on December 2, 2011.

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

See Item 1A “Risk Factors”, below.

(6) ENVIRONMENT AND ETHICAL MATTERS

The Company's policy on environmental matters is stated in its Code of Business Conduct and Ethics (which is posted on the Company’s website), and requires compliance with all relevant laws and regulations and includes a zero tolerance policy on corruption.  The Company’s Insider Trading and Public Information Policy, Charter of the Audit Committee of the Board of Directors, Charter of the Compensation Committee of the Board of Directors, and its Nominating and Governance Charter are also posted on its website and require compliance with all relevant laws and regulations.  Specifically, the Company intends to conduct its business in a manner that is compatible with the balanced environmental and economic needs of the  communities in which it operates.  In 2007, the Company instituted a whistleblower program to encourage reporting of any non compliance with such policies and procedures.

The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental and safety performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. The Company had budgeted approximately $34,700 for environmental compliance in 2011 of which approximately $23,000 remains unexpended as of the date of this filing.  The cost for the Company to maintain environmental compliance has had no substantial limitation or restriction upon our ability to carry out our mining operations.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information contained in this Annual Report, on Form 10-K before making an investment decision with respect to our common stock.  Any of the following risks, as well as other risks and uncertainties described in this Annual Report on Form 10-K, could harm our business, financial condition and results of operations and could adversely affect the value of our Common Stock.

EXPLORATION STAGE COMPANY

The Company did not engage in the active conduct of a trade or business aside from development and exploration activities, it has not generated any revenues to date, with the exception of revenue from the transaction with Iberian Resources at the end of 2006, the sale of Chilean interests in the Amarant/Conventus transaction in 2011, and minimal sales of concentrate from Toukhmanuk.  Although the Company maintains mining licenses in Armenia and has reserves according to the laws of Armenia, the Company has not established proven and probable reserves in accordance per SEC Industry Guide 7 at any of it’s properties (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.  These problems include, but are not limited to, issues interpreting and proving historical mining data, obtaining and maintaining quality equipment, licensing difficulties, and financing problems.

LIQUIDITY RISK – GOING CONCERN

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.   As such, our independent registered public accounting firm has concluded that additional revenue arrangements or financing is needed to enable us to fund our future operations, which raises substantial about our ability to operate as a going concern, and accordingly has included this uncertainty in their report on our December 31, 2011 consolidated financial statements.

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

MANAGEMENT SALARIES

As of December 31, 2011, the Company owes unpaid wages of approximately $518,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2011, the Company had accrued interest of approximately $94,000.  The Company’s failure to remain current in its salary obligations exposes the Company to the potential loss of key personnel.

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

GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian The Company filed for arbitration  under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently still pending.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents.  In addition and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration or litigation involving similar subject matter.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 3,455,786 (4.12%), and 3,925,000 (4.68%) shares, respectively, or a total of 7,380,786 (8.81%) shares, out of the 83,805,475 shares of the Company's Common Stock issued and outstanding as of December 31, 2011.  The two Company officers, director Nicholas J. Aynilian who owns 2,103,873 (2.51%) and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 (1.67%) shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Ian Hague, a Company director and Firebird Mangement, LLC manager, owns a total of 33,831,748 (40.37%) shares, and Firebird Management, LLC owns a total of 16,865,034 (20.12%) shares, out of the 83,805,475 shares, of the Company's Common Stock issued and outstanding as of December 31, 2011.

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

ITEM 3. LEGAL PROCEEDINGS

GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian The Company filed for arbitration  under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently still pending.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents.  In addition and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration or litigation involving similar subject matter.

On June 17, 2010, Global Gold Corporation and its subsidiary GGM, LLC (collectively “Global”) and Caldera Resources, Inc (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008 and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and   the performance of work at the property as submitted and approved in the mining plan which includes mining of 150,000 tonnes of mineralized rock between April 22, 2008 and April 21, 2011, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  See Subsequent Events for an update on the Marjan JV.

The Company was aware that another company was trading shares in the U.S. with the name Global Gold Corp.  The Company’s counsel sent the other company a cease and desist letter for using the similar name and requested that it change its name which it has done.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $175,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $85,000 as of December 31, 2011.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS

ISSUER PURCHASES OF EQUITY SECURITIES

(a) Shares of the Company's Common Stock trade on the OTC Bulletin Board (OTCQB) under the symbol "GBGD." The range of high and low bid information for each quarterly period during 2010 and 2011 were as follows:

	2010		2011

Quarter	High*	Low*	High*	Low*

1st	$0.20	$0.09	$0.25	$0.12
2nd	$0.18	$0.02	$0.20	$0.11
3rd	$0.16	$0.04	$0.25	$0.08
4th	$0.32	$0.09	$0.20	$0.05

* These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.  Source: Yahoo Finance

As of April 13, 2012, the Company had 83,805,475 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of April 13, 2012, there were approximately 1,298 holders of record of shares of the Company's Common Stock.

 (c) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be issued upon exercise of oustanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c ) (#)

Equity compensation plans (1) approved by security holders	2,994,167	$0.52	5,833

Equity compensation plans not approved by security holders	0	0	0

Total:	2,994,167		5,833

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

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2011 AND TWELVE-MONTHS ENDED DECEMBER 31, 2010

During the twelve-month period ended December 31, 2011, the Company's administrative and other expenses were $3,302,010 which represented an increase of $1,539,162 from $1,762,848 in the same period last year. The expense increase was primarily attributable to higher stock compensation expense of $328,092 more than the prior year’s period, compensation expense of $354,161 more than the prior year’s period, rent expense of $50,033 more than the prior year’s period, insurance expense of $23,494 more than the prior year’s period, professional fees of $121,431 higher than the prior year’s period and by legal fees of $608,416 higher than the prior year’s period.

 During the twelve-month period ended December 31, 2011, the Company's mine exploration costs were $1,925,781 which represented an increase of $1,205,958 from $719,823 in the same period last year. The expense increase was primarily attributable to the increased mining activity at the Toukhmanuk property of $1,250,289 offset by decreased mining activity at the Chilean property of $41,439.

During the twelve-month period ended December 31, 2011, the Company's amortization and depreciation expenses were $739,459 which represented a decrease of $296,292 from $1,035,751 in the same period last year. The expense decrease was primarily attributable to the decreased depreciation expense of $171,564 and a decreased amortization expense of $124,728.

During the twelve-month period ended December 31, 2011, the Company had interest expenses of $419,649 which represented a decrease of $243,570 from $663,219 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $350,121 on note payable to directors due to the director loans being converted to stock in October 2010 offset by an increase in interest expense on a secured line of credit in Armenia of $101,659.

During the twelve-month period ended December 31, 2011, the Company had revenue of $81,702 which represented a decrease of $276,765 from $358,467 in the same period last year.  The decrease in revenue is attributable to a decrease in sales of gold concentrate of $276,765 from the Toukhmanuk property because of operational funding delays.

The Company had interest income of $667 in 2011 which represented a decrease of $6,091 from $6,758 from the same period last year.   The decrease is attributable to lower average cash balances in the Armenia bank accounts.

Assets for sale decreased to $0 as of December 31, 2011 due to the closing of the sale, on December 2, 2011, of all assets held for sale as of December 31, 2010.  Deposits on contracts and equipment decreased by $542,048 at December 31, 2011 from $1,002,195 due to the completion of contracts and the receipt of equipment purchased.

Current liabilities increased by $4,834,926 as of December 31, 2011 as a result of the classification of a $5,000,000 amount paid in connection with the formation of a joint venture with Consolidated Resources as a current liability pending closing or termination of the agreement and an increase in secured line of credit - short term portion of $96,000, offset in part by reductions in wages payable of $282,492 and advance from customer of $81,702.  Secured line of credit – long term portion was $1,422,128 as of December 31, 2011 which decreased by $816,308 from $2,238,486 as of December 31, 2010 due to loan repayments made of $561,051, reclassification of $96,000 to short term, and currency changes.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of December 31, 2011, the Company's total assets were $3,721,984, of which $29,132 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2012 is:

(a) To implement the joint venture agreement with Consolidated Resources USA, LLC, to continue to operate expanded mining operations at Toukhmanuk, to generate income from offering services from the ISO certified lab operating at Toukhmanuk, and to continue to explore this property to confirm and develop historical reserve reports, to explore and develop the Getik property in Armenia and to generate cash flow and establish gold, silver and other reserves;

(b) To implement exploration recommendations from the October 17, 2011 Behre Dolbear technical report, as updated, related to the Toukhmanuk and Getik properties;

(c)  To mine, develop, and explore at the Marjan property in Armenia;

(d) To implement the sale agreement, as amended, with Conventus Ltd./Amarant Mining Ltd  in Chile;

(e) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries; and

(f) Pursue additional financing through private placements, debt and/or joint ventures.

The Company retained the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite Gold Ltd. or any of its affiliates in any exploration project undertaken in Armenia. This agreement is governed by New York law and includes New York courts as choice of forum. On October 2, 2006, Vedanta Resources Plc announced that its tender offer to take control of Sterlite Gold Ltd. was successful which made it a successor to the twenty percent participation with Sterlite Gold Ltd. In September 2007, Vedanta (and Sterlite) announced that they had closed a stock sale transaction with GeoProMining Ltd., which made GeoProMining Ltd. and its affiliates the successors to the 20% participation right.  The Company continues to review legal options to enforce the 20% right.

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

The Company also anticipates spending additional funds in Armenia and Chile for further exploration and development of its other properties as well as acquisition of new properties.  The Company is also reviewing new technologies in exploration and processing.  The Company anticipates that it will issue additional equity or debt to finance its planned activities.  The Company anticipates that it might obtain additional financing from the remaining holders of its Warrants to purchase 1,650,000 shares of Common Stock of the Company at an exercise price of $0.10 per share, which will provide for an additional $165,000 but these warrants have not been exercised as of the date of this filing.

The Company may engage in research and development related to exploration and processing during 2012, and is purchasing processing plant and equipment assets to expand production.

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

Besides the funding from agreements with both Amarant Mining Ltd. and Consolidated Resources USA, LLC, there are no firm commitments from third parties to provide additional financing and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

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

For the years ended December 31, 2011 and 2010, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the years ended December 31, 2011 and 2010 was $423,804 and $140,712, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, "Comprehensive Income."  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2011 and 2010.

	Year Ending December 31,

	2011	2010

Net loss	$(6,536,765)	$(3,842,602)
Unrealized gain arising during year	$(529,779)	$(237,430)

Comprehensive loss	$(7,066,544)	$(4,080,032)

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

 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet as of December 31, 2011 at $560,560 and $3,994, respectively, and unprocessed ore and gold concentrate of $537,946 and $7,714, respectively, as of December 31, 2010 with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2011 and December 31, 2010.  As of December 31, 2011 and December 31, 2010, the Company had approximately $30,360 and $9,866, respectively, in Armenian bank deposits and $0 and $859, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2011 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS

The audited consolidated financial statements of the Company, notes thereto and report of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2011 and December 31, 2010, by Sherb & Co, LLP, are attached hereto as a part of, and at the end of, this report.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of December 31, 2011, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company's internal control over financial reporting, have concluded that the Company's internal control over financial reporting was effective as of December 31, 2011.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2012.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2012.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning required by this Item 12 is incorporated by reference from the Company's Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2012.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2012.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company's Proxy Statement relating to the 2012 Annual Meeting of Stockholders scheduled to be held on or around June 15, 2012.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including the report of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2011 and December 31, 2010.

(b) Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor.

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (29)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (30)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (31)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (33)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (34)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (35)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (36)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (37)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (38)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (39)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (40)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (41)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (42)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (43)

Exhibit 10.51	Accountants’ Letter. (44)

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(5) Incorporated herein by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on June 20, 2007.

(6) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on September 7, 2007.

(7) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on November 1, 2007.

(8) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on October 22, 2008.

(9) Incorporated herein by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K filed with the SEC on April 15, 2009.

(10) Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on July 29, 2009.

(11) Incorporated herein by reference to Exhibit 10.10 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(12) Incorporated herein by reference to Exhibit 10.11 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(13) Incorporated herein by reference to Exhibit 10.12 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(14) Incorporated herein by reference to Exhibit 10.13 to the quarterly report on 10-Q for the second quarter ended June 30, 2009, filed with the SEC on August 14, 2009.

(15) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on November 19, 2009.

(16) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on December 22, 2009.

(17) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 2, 2010.

(18) Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on March 2, 2010.

(19) Incorporated herein by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the SEC on March 2, 2010.

(20) Incorporated herein by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the SEC on March 25, 2010.

(21) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 30, 2010.

(22) Incorporated herein by reference to Exhibit 10.16 to the quarterly report on 10-Q for the second quarter ended June 30, 2010, filed with the SEC on August 23, 2010.

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

(26) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on May 2, 2011.

(27) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on December 7, 2011.

(28) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on February 9, 2012.

(29) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(30) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(31) Incorporated herein by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(32) Incorporated herein by reference to Exhibit 10.6 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(33) Incorporated herein by reference to Exhibit 10.7 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(34) Incorporated herein by reference to Exhibit 10.8 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(35) Incorporated herein by reference to Exhibit 10.9 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(36) Incorporated herein by reference to Exhibit 10.10 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(37) Incorporated herein by reference to Exhibit 10.11 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(38) Incorporated herein by reference to Exhibit 10.12 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(39) Incorporated herein by reference to Exhibit 10.13 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(40) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on March 2, 2012.

(41) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on March 29, 2012.

(42) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the SEC on April 13, 2012.

(43) Incorporated herein by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed with the SEC on April 13, 2012.

(44) Incorporated herein by reference to Exhibit 99.3 to the Company's current report on Form 8-K filed with the SEC on April 13, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION (Registrant)

By:	/s/ Van Z. Krikorian
Van Z. Krikorian, Chairman, Chief Executive Officer and Director

April 16, 2012 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	4/16/12	/s/ Van Z. Krikorian	4/16/12
Jan Dulman Chief Financial Officer		Van Z. Krikorian, Chairman, Chief Executive Officer and Director

/s/ Drury J. Gallagher	4/16/12	/s/ Nicholas J. Aynilian	4/16/12
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Ian C. Hague	4/16/12	/s/ Harry Gilmore	4/16/12
Ian C. Hague		Harry Gilmore
Director		Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page

Report of Independent Registered Public Accounting Firm - for the years ended December 31, 2011 and 2010	F-1

Consolidated Balance Sheets - as of December 31, 2011 and 2010	F-2

Consolidated Statements of Operations and Comprehensive Loss - for the years ended December 31, 2011 and 2010 and the development stage period from January 1, 1995 through December 31, 2011	F-3

Consolidated Statements of Changes in Stockholders' Equity (Deficit) - for the development stage period from January 1, 1995 through December 31, 2011	F-4 to F-6

Consolidated Statements of Cash Flows - for the years ended December 31, 2011 and 2010 and the development stage period from January 1, 1995 through December 31, 2011	F-7

Notes to Consolidated Financial Statements	F-8 to F-30

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Global Gold Corporation and Subsidiaries (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Global Gold Corporation and Subsidiaries (An Exploration Stage Company) (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the years then ended. We have also audited the amounts presented for the period January 1, 2006 to December 31, 2011 included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period January 1, 1995 (inception) to December 31, 2011.  We did not audit the financial statements for the period beginning January 1, 1995 through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years then ended December 31, 2011 and 2010, and the amounts presented for the period January 1, 2006 to December 31, 2011included in the statements of stockholders’ equity (deficit) and in the total amounts presented in the statements of operations and cash flows for the period from January 1,1995 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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
April 13, 2012

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2011	2010

CURRENT ASSETS:
Cash	$29,132	$14,083
Inventories	758,435	740,096
Tax refunds receivable	109,133	106,910
Prepaid expenses	7,428	7,705
Receivable from sale, net of impairment of $3,950,000 and $0, respectively	50,000	-
Other current assets	63,964	38,369
TOTAL CURRENT ASSETS	1,018,092	907,163

LICENSES, net of accumulated amortization of $2,140,971 and $1,842,655, respectively	1,068,965	1,367,281
ASSETS HELD FOR SALE, net of accumulated amortization of $498,939	-	1,164,226
DEPOSITS ON CONTRACTS AND EQUIPMENT	460,047	1,002,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,812,304 and $2,442,299, respectively	1,174,880	1,570,241

	$3,721,984	$6,011,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,674,458	$2,263,998
Wages payable	741,932	1,024,423
Employee loans	256,456	286,170
Advance from customer	87,020	168,722
Deposit on sale of property	-	250,000
Minority interest in joint venture pending	5,000,000	-
Secured line of credit - short term portion	684,000	588,000
Current portion of note payable to Directors	-	27,627
TOTAL CURRENT LIABILITIES	9,443,866	4,608,940

SECURED LINE OF CREDIT - LONG TERM PORTION	1,422,178	2,238,486

TOTAL LIABILITIES	10,866,044	6,847,426

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 83,805,475 and 79,190,475 at December 31, 2011 and December 31, 2010, respectively, shares issued and outstanding	83,806	79,191
Additional paid-in-capital	37,819,082	37,064,893
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(44,180,174)	(37,643,409)
Accumulated other comprehensive income	2,040,874	2,570,653

TOTAL STOCKHOLDERS' DEFICIT	(7,144,060)	(836,320)

	$3,721,984	$6,011,106

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount
			from
	Year Ended		January 1, 1995
	December 31,		through
	2011	2010	December 31, 2011
			(Unaudited)

REVENUES	$81,702	$358,467	$632,854

COST OF GOODS SOLD	34,249	126,186	224,247

GROSS PROFIT	47,453	232,281	408,607

(INCOME)/EXPENSES:
General and administrative	3,302,010	1,762,848	24,735,337
Mining and exploration costs	1,925,781	719,823	16,519,770
Amortization and depreciation	739,459	1,035,751	5,844,539
Write-off on investment	-	-	176,605
Loss/(Gain) on sale of investment	47,986	-	(2,731,792)
Loss/(Gain) from investment in joint ventures	150,000	(100,000)	(2,373,701)
Interest expense	419,649	663,219	2,103,283
Bad debt expense	-	-	151,250
Loss on foreign exchange	-	-	193,852
Gain on extinguishment of debt	-	-	(289,766)
Interest income	(667)	(6,758)	(364,818)

TOTAL EXPENSES	6,584,218	4,074,883	43,964,559

Loss from Continuing Operations	(6,536,765)	(3,842,602)	(43,555,952)

Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss Applicable to Common Shareholders	(6,536,765)	(3,842,602)	(44,180,173)

Foreign currency translation adjustment	(529,779)	(237,430)	1,687,400
Unrealized gain/(loss) on investments	-	-	353,475

Comprehensive Net Loss	$(7,066,544)	$(4,080,032)	$(42,139,298)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.08)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	81,319,845	48,447,906

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
( An Exploration Stage Enterprise )

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to and During the Development	Treasury	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Stock	Income (Loss)	Equity

Balance from February 21, 1980 to December 31, 1994 (Note 1) (Unaudited)	898,074	$89,807	$3,147,693	$(2,907,648)	$-	$-	$329,852

Adjustment for the restatement of par value	-	(88,909)	88,909	-	-	-	-
Issuance of stock for acquisition of Eyre Recources, N.L.	1,000,000	1,000	849,000	-	-	-	850,000
Proceeds received from private placement	200,000	200	421,373	-	-	-	421,573
Net loss	-	-	-	(361,345)	-	-	(361,345)

Balance as December 31, 1995 (Unaudited)	2,098,074	2,098	4,506,975	(3,268,993)	-	-	1,240,080

Warrants exercised	40	-	100	-	-	-	100
Net loss	-	-	-	(668,577)	-	-	(668,577)

Balance as of December 31, 1996 (Unaudited)	2,098,114	2,098	4,507,075	(3,937,570)	-	-	571,603

Issuance of common stock	2,250,000	2,250	222,750	-	-	-	225,000
Net loss	-	-	-	(690,747)	-	-	(690,747)

Balance as of December 31, 1997 (Unaudited)	4,348,114	4,348	4,729,825	(4,628,317)	-	-	105,856

Net income	-	-	-	34,944	-	-	34,944

Balance as of December 31, 1998 (Unaudited)	4,348,114	4,348	4,729,825	(4,593,373)	-	-	140,800

Purchase of treasury stock	-	-	-	-	(60,000)	-	(60,000)
Unrealized loss on investment	-	-	-	-	-	(16,000)	(16,000)
Net loss	-	-	-	(93,826)	-	-	(93,826)

Balance as of December 31, 1999 (Unaudited)	4,348,114	4,348	4,729,825	(4,687,199)	(60,000)	(16,000)	(29,026)

Issuance of common stock in connection with settlement	20,000	20	1,980	-	-	-	2,000
Cancellation of treasury stock	(1,000,000)	(1,000)	(59,000)	-	60,000	-	-
Settlement of accrued salary	1,000,000	1,000	161,500	-	-	-	162,500
Sale of warrants	-	-	650	-	-	-	650
Unrealized loss on investment	-	-	-	-	-	(90,000)	(90,000)
Net loss	-	-	-	(33,341)	-	-	(33,341)

Balance as December 31, 2000 (Unaudited)	4,368,114	4,368	4,834,955	(4,720,540)	-	(106,000)	12,783

Net loss	-	-	-	(26,832)	-	-	(26,832)
Unrealized loan on investment	-	-	-	-	-	(15,000)	(15,000)

Balance as of December 31, 2001 (Unaudited)	4,368,114	4,368	4,834,955	(4,747,372)	-	(121,000)	(29,049)

Issuance of common stock for compensation	200,000	200	9,800	-	-	-	10,000
Net loss	-	-	-	(60,113)	-	-	(60,113)
Unrealized gain on investment	-	-	-	-	-	247,406	247,406

Balance as of December 31, 2002 (Unaudited)	4,568,114	4,568	4,844,755	(4,807,485)	-	126,406	168,244

Issuance of common stock for cash:
at $0.25 per share, January	350,000	350	87,150	-	-	-	87,500
at $0.25 per share, July	1,000,000	1,000	231,500	-	-	-	232,500
at $0.50 per share, October	100,000	100	46,400	-	-	-	46,500
at $0.50 per share, October	400,000	400	185,600	-	-	-	186,000
Issuance of common stock for compensation:
at $0.25 per share, February	1,800,000	1,800	(1,800)	-	-	-	-
at $0.25 per share, June	900,000	900	(900)	-	-	-	-
at $0.25 per share, December	90,000	90	(90)	-	-	-	-
Amortization of deferred compensation	-	-	165,802	-	-	-	165,802
Issuance of common stock for services:
at $0.25 per share, January	500,000	500	24,500	-	-	-	25,000
at $0.25 per share, April	250,000	250	62,250	-	-	-	62,500
Shares cancelled in September, which were issued in January	(500,000)	(500)	(24,500)	-	-	-	(25,000)
Shares issued at $0.25 per share for accounts payable in April	100,000	100	24,900	-	-	-	25,000
Fractional share adjustment	20	-	-	-	-	-	-
Unrealized gain on investment	-	-	-	-	-	(95,278)	(95,278)
Net loss	-	-	-	(616,820)	-	-	(616,820)

Balance as of December 31, 2003 (Unaudited)	9,558,134	9,558	5,645,567	(5,424,305)	-	31,128	261,948

Issuance of common stock for compensation	250,000	250	(250)				-
Forfeiture of common stock for compensation	(526,833)	(527)	527				-
Sale of common stock	3,000,000	3,000	1,482,000	-	-	-	1,485,000
Issuance of common stock for services	90,000	90	(90)				-
Issuance of common stock for payable	240,000	240	113,260				113,500
Amortization of unearned compensation			316,756				316,756
Net loss				(688,039)	-		(688,039)
Unrealized gain on investment	-	-	-	-	-	(31,128)	(31,128)

Balance as of December 31, 2004 (Unaudited)	12,611,301	12,611	7,557,770	(6,112,344)	-	-	1,458,037

Issuance of common stock for compensation:
at $0.50 per share, January	850,000	850	(850)	-	-	-	-
at $1.00 per share, June	170,000	170	(170)	-	-	-	-
at $1.50 per share, December	45,000	45	(45)	-	-	-	-
Sale of common stock	4,000,000	4,000	2,996,000	-	-	-	3,000,000
Less: Selling expense for sale of common stock		-	(39,000)				(39,000)
Exercise of warrants	220,000	220	54,780				55,000
Amortization of unearned compensation			292,994				292,994
Net loss				(2,309,187)			(2,309,187)
Foreign currency translation adjustment	-	-	-	-	-	(38,511)	(38,511)

Balance as of December 31, 2005 (Unaudited)	17,896,301	17,896	10,861,479	(8,421,531)	-	(38,511)	2,419,333

Issuance of common stock for compensation:
at $1.50 per share, February	274,000	274	35,726	-	-	-	36,000
at $1.70 per share, June	925,000	925	(925)	-	-	-	-
at $1.25 per share, September	200,000	200	(200)	-	-	-	-
Forfeiture of common stock for compensation	(40,000)	(40)	40				-
Issuance of common stock for payable:
at $1.15 per share, January	100,000	100	114,900				115,000
Sale of common stock	10,400,000	10,400	12,989,588	-	-	-	12,999,988
Less: Selling expense for sale of common stock		-	(764,957)				(764,957)
Issuance of options for compensation			225,894				225,894
Exercise of warrants	3,000,000	3,000	2,247,000				2,250,000
Accrual of stock bonuses issued in 2007			(27,950)				(27,950)
Amortization of unearned compensation			1,017,742				1,017,742
Net loss				(5,296,370)			(5,296,370)
Other comprehensive income	-	-	-	-	-	842,731	842,731

Balance as of December 31, 2006	32,755,301	32,755	26,698,337	(13,717,901)	-	804,220	13,817,411

Issuance of common stock for compensation:
at $0.88 per share, January 1	83,334	83	(83)	-	-	-	-
at $0.86 per share, January 11	50,000	50	(50)	-	-	-	-
at $0.83 per share, June	286,666	287	(287)	-	-	-	-
Forfeiture of common stock for compensation	(172,500)	(173)	(3,786)				(3,958)
Issuance of common stock for payable:
at $2.00 per share, September (2006)	500,000	500	999,500				1,000,000
at $0.86 per share, January	63,250	63	54,332				54,395
at $0.85 per share, April	150,000	150	127,350				127,500
Issuance of options for compensation			481,446				481,446
Exercise of warrants	150,000	150	16,350				16,500
Accrual of stock bonuses issued in 2008			(14,850)				(14,850)
Accrual of interest on note			(26,612)				(26,612)
Amortization of unearned compensation			986,500				986,500
Net loss				(9,716,880)			(9,716,880)
Other comprehensive income	-	-	-	-	-	1,307,480	1,307,480

Balance as of December 31, 2007	33,866,051	33,866	29,318,147	(23,434,781)	-	2,111,700	8,028,932

Issuance of common stock for compensation:
at $0.17 per share, November 11	200,000	200	33,800	-	-	-	34,000
at $0.10 per share, December 10	20,000	20	(20)	-	-	-	-
Issuance of common stock for payable:
at $0.55 per share, February 11	153,750	154	84,409				84,563
at $0.17 per share, November 11	100,000	100	16,900				17,000
Issuance of options for compensation			279,925				279,925
Conversion of note receivable into shares	(152,778)	(153)	(48,750)				(48,903)
Issuance of common stock for acquistion:
at $0.45 per share, April 8	250,000	250	112,250				112,500
Accrual of interest on note			(2,555)				(2,555)
Sale of common stock	4,750,000	4,750	470,250	-	-	-	475,000
Amortization of unearned compensation			717,994				717,994
Net loss				(8,953,113)			(8,953,113)
Other comprehensive income	-	-	-	-	-	1,195,490	1,195,490

Balance as of December 31, 2008	39,187,023	39,187	30,982,350	(32,387,894)	-	3,307,190	1,940,833

Issuance of common stock for compensation:
at $0.20 per share, May 18	333,333	333	(333)	-	-	-	-
at $0.10 per share, July 1	1,387,500	1,388	(1,388)	-	-	-	-
at $0.14 per share, August 1	245,000	245	(245)	-	-	-	-
Issuance of options for compensation			130,273				130,273
Amortization of unearned compensation			288,919				288,919
Net loss				(4,320,561)			(4,320,561)
Other comprehensive income (loss)	-	-	-	-	-	(499,107)	(499,107)

Balance as of December 31, 2009	41,152,856	41,153	31,399,576	(36,708,455)	-	2,808,083	(2,459,643)

Issuance of common stock for compensation:
at $0.10 per share, August 19	120,000	120	9,880	-	-	-	10,000
Conversion of note payable into shares	35,417,619	35,418	5,277,225				5,312,643
Exercise of warrants	2,500,000	2,500	247,500				250,000
Issuance of options for compensation			69,452				69,452
Amortization of unearned compensation			61,260				61,260
Net loss				(3,842,602)			(3,842,602)
Other comprehensive income (loss)	-	-	-		-	(237,430)	(237,430)

Balance as of December 31, 2010	79,190,475	$79,191	$37,064,893	$(40,551,057)	$-	$2,570,653	$(836,320)

Issuance of common stock for compensation:
at $0.19 per share, May 3	250,000	250	47,250	-	-	-	47,500
at $0.15 per share, June 23	1,350,000	1,350	201,150	-	-	-	202,500
at $0.20 per share, Nov 7	500,000	500	99,500	-	-	-	100,000
at $0.19 per share, Nov 29	40,000	40	7,560	-	-	-	7,600
Conversion of wages payable into shares	2,000,000	2,000	298,000				300,000
Exercise of warrants	600,000	600	59,400				60,000
Cancellation of shares from investment	(125,000)	(125)	(24,875)				(25,000)
Issuance of options for compensation			9,452				9,452
Amortization of unearned compensation			56,752				56,752
Net loss				(6,536,765)			(6,536,765)
Other comprehensive income (loss)	-	-	-		-	(529,779)	(529,779)

Balance as of December 31, 2011	83,805,475	$83,806	$37,819,082	$(47,087,822)	$-	$2,040,874	$(7,144,060)

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative amount from January 1, 1995 through
	2011	2010	December 31, 2011
			(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(6,536,765)	$(3,842,602)	$(44,180,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	56,752	61,260	3,904,719
Stock option expense	9,452	69,452	1,196,442
Amortization expense	339,895	464,623	2,907,173
Depreciation expense	399,564	571,128	3,163,274
Stock based compensation	357,600	10,000	424,213
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Loss/(Gain) from investment in joint ventures	150,000	(100,000)	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Loss/(Gain) on sale of investments	47,986	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	446,267	(418,404)	(1,779,325)
Accounts payable and accrued expenses	334,409	427,479	3,354,678
Accrued interest	46,337	387,638	1,120,284
Wages payable	(282,491)	(150,124)	741,932

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(4,630,994)	(2,519,550)	(33,770,813)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(235,308)	(402,638)	(4,773,865)
Proceeds from sale of mining interest	750,000	250,000	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	5,000,000	-	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	5,514,692	(152,638)	3,305,693

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	(81,702)	168,722	87,020
Proceeds from secured line of credit	-	2,534,083	3,189,374
Repayment of secured line of credit	(561,051)	(468,911)	(1,202,388)
Note payable to Directors	(27,627)	138,404	4,375,702
Warrants exercised	60,000	250,000	2,632,250

NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	(610,380)	2,622,298	27,212,062

EFFECT OF EXCHANGE RATE ON CASH	(258,269)	34,422	3,270,838

NET INCREASE IN CASH	15,049	(15,468)	17,780

CASH AND CASH EQUIVALENTS - beginning of period	14,083	29,551	11,352

CASH AND CASH EQUIVALENTS - end of period	$29,132	$14,083	$29,132

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$288,363	$267,610	$631,502

Noncash Transactions:

Stock issued for deferred compensation	$-	$2,000	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$5,312,643	$5,337,643
Stock issued for wages payable	$300,000	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011 AND 2010

1. ORGANIZATION AND BUSINESS

Global Gold is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described below, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

In Armenia, the Company’s focus is on the exploration, development and production of gold at the Toukhmanuk property in the North Central Armenian Belt,  the exploration and development of the Marjan and an expanded Marjan North property.  In addition, the Company is exploring and developing other sites in Armenia, including the Getik property.  The Company also holds royalty and participation rights in other locations in the country through affiliates and subsidiaries.

In Chile, the Company is engaged in identifying gold exploration and production opportunities and has a bonus interest at Puero property.

In Canada, the Company has engaged in uranium exploration activities in the provinces of Newfoundland and Labrador, but has phased out this activity, retaining a royalty interest in the Cochrane Pond property in Newfoundland.

The Company also assesses exploration and production opportunities in other countries.

The subsidiaries of the Company are as follows:

On January 24, 2003, the Company formed Global Oro LLC and Global Plata LLC, as wholly owned subsidiaries, in the State of Delaware. These companies were formed to be equal joint owners of a Chilean limited liability company, Minera Global Chile Limitada ("Minera Global"), formed as of May 6, 2003, for the purpose of conducting operations in Chile.  On December 2, 2011, the Company sold these subsidiaries to Amarant Mining Ltd. (“Amarant”).

On August 18, 2003, the Company formed Global Gold Armenia LLC ("GGA"), as a wholly owned subsidiary, which in turn formed Global Gold Mining, LLC ("GGM"), as a wholly owned subsidiary, both in the State of Delaware. GGM was qualified to do business as a branch operation in Armenia and owns assets, royalty and participation interests, as well as shares of operating companies in Armenia.

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  See Legal Matters and Subsequent Events for an update on the Marjan JV.

On August 1, 2005, GGM acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Toukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, GGM acquired the remaining 49% interest of Mego-Gold, LLC, leaving GGM as the owner of 100% of Mego-Gold, LLC.  See Agreements and Subsequent Events for an update on Mego-Gold, LLC.

On January 31, 2006, GGM closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and it’s approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, GGM acquired the remaining 20% interest in Getik Mining Company, LLC, leaving GGM as the owner of 100% of Getik Mining Company, LLC.  See Agreements and Subsequent Events for an update on Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family (“Quijano”) by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the joint venture company is Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).  On August 14, 2009, the Company amended the above agreement whereby Global Gold Valdivia became wholly owned by the Company and retained only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.  On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in GGV which was amended (with Conventus and Amarant) and was closed on December 2, 2011.  See Agreements Section and Subsequent Events for an update on GGV.

On September 23, 2011 “Global Gold Consolidated Resources Limited” was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  See Agreements Section for more information on Consolidated Resources agreements.

On November 8, 2011 “GGCR Mining, LLC” was formed in Delaware as a 100%, wholly owned, subsidiary of Global Gold Consolidated Resources Limited.

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis for Presentation - The consolidated financial statements at December 31, 2011 and 2010, and for the years then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage enterprise, has generated revenues of $632,854 (other than interest income, the proceeds from the sale of an interest in an Armenian mining venture with Iberian Resources Ltd., and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $44,000,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2011 and 2010 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2011 and December 31, 2010.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2011 and December 31, 2010, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

e. Inventories - Inventories consists of the following at December 31, 2011 and 2010:

	2011	2010

Ore	$537,946	$560,560
Concentrate	7,714	3,994
Materials, supplies and other	212,775	175,542
Total Inventories	$758,435	$740,096

Ore inventory consists of unprocessed ore at the Toukhmanuk mining site in Armenia. The concentrate and unprocessed ore are stated at the lower of cost or market.

f. Deposits on Contracts and Equipment - The Company made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment.

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

h. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants and options that are exercisable at December 31, 2011 and 2010 was 4,569,167 and 5,094,167, respectively.

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

For the years ended December 31, 2011 and 2010, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2011 and 2010 was $357,600 and $140,712, respectively. The expense for stock-based compensation is a non-cash expense item.

j. Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2011 and 2010.

	Year Ending December 31,

	2011	2010

Net loss	$(6,536,765)	$(3,842,602)
Unrealized gain arising during year	$(529,779)	$(237,430)
Comprehensive loss	$(7,066,544)	$(4,080,032)

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

m. Foreign Currency Translation - The Company’s reporting currency is the U.S. Dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830 “Foreign Currency Matters” as follows.

i) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;

ii) non-monetary assets at historical rates; and

iii) revenue and expense items at the average rate of exchange prevailing during the period.

Gains and losses from foreign currency transactions are included in the statement of operations.

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2011 and 2010, the exchange rate for the Armenian Dram (AMD) was $386 AMD and $363 AMD for $1.00 U.S.

The functional currency of the Company's Armenian subsidiaries is the local currency. The financial statements of the subsidiary are translated to U.S. dollars using period-end rates of exchange for assets and liabilities, and the average rate of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations.

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

q. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At December 31, 2011 and 2010, amortization expense totaled $339,895 and $464,623, respectively.  Amortization expense over the next five years will be:

Year	Amount

2012	$298,316
2013	$298,316
2014	$298,316
2015	$174,017
2016	$-
thereafter	$-

r. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has accrued approximately $34,700 as December 31, 2011 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.  The Company mined approximately 21,400 tonnes in 2011 and approximately 21,000 in 2010.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

s. Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  In 2011 and 2010, the Company recognized $81,702 and $358,467, respectively, of sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  In 2011 and 2010, the Company did not recognize any income from royalties.

t. New Accounting Standards:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. We do not expect the adoption of this accounting pronouncement to have any effect on our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The Company believes the adoption of this guidance concerns disclosure only and will not have a material impact on its consolidated financial statements.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2011 and 2010.

	2011	2010
Property, plant and equipment	$3,987,184	$4,012,540
Less accumulated depreciation	(2,812,304)	(2,442,299)
	$1,174,880	$1,570,241

The Company had depreciation expense for the year ended December 31, 2011 and 2010 of $399,564 and $571,128, respectively.

4. OTHER RECEIVABLE

As of December 31, 2011 the Company was owed $4,000,000 from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile, and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company did not receive the $1,000,000 due on December 15, 2011, and has only received $50,000 of that payment as of the date of this filing, the company wrote down the remaining $3,950,000 as impairment as Amarant did not pay.  See subsequent events for an update on Amarant.

On October 27, 2010, the Company entered into an agreement with Conventus for the sale of 100% interest in the GGV which holds the Pureo mining assets in Chile.  The Company will provide Conventus with consulting services and technical assistance for development, production, exploration, and expansion of the GGV mining properties in further consideration of the payment terms below.

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

On December 2, 2011, the Company closed an amended agreement with Conventus and Amarant, originally entered into on October 27, 2010, for the sale of 100% interest in the GGV which held the Pureo mining assets in Chile.    As part of the amendment and closing, Global Gold also sold 100% interest in its wholly owned subsidiaries Global Oro and Global Plata, both of which are Delaware Limited Liability Corporations, and are each 50% owners of Minera Global in exchange for additional compensation, payable on or before December 15, 2011, of a 1% interest in Amarant.  GGV is owned by Minera Global (51%) and Global Oro (49%). Conventus has assigned its right and obligations from this agreement to Amarant.

Key terms include that Amarant shall pay the $4.0 million USD remaining of the $5.0 million USD sale price obligation as follows: $1,000,000 on or before December 15, 2011; $1,000,000 on or before December 15, 2012; $1,000,000 on or before December 15, 2013; and $1,000,000 on or before December 31, 2014 subject to the terms and conditions in the agreement.

As additional consideration, if within seven years, Amarant or any of its successors produces 150,000 ounces of gold from the Pureo property then Amarant shall pay the Company a one-off and once only $2,500,000 bonus within 60 days of achieving such production.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2011 and 2010, the accounts payable and accrued expenses consisted of the following:

	2011	2010
Drilling work payable	$227,573	$313,324
Accounts payable	2,305,609	1,858,991
Accrued expenses	141,276	91,683
	$2,674,458	$2,263,998

6. MINORITY INTEREST IN JOINT VENTURE PENDING

The Company received $5,000,000 from a joint venture, as fully described below, and is carrying this $5,000,000 as a liability pending closing or termination of the joint venture.  Subject to satisfaction of the contractual terms and conditions, the joint venture agreement calls for a closing date of April 26, 2012.

As of  March 17, 2011, the Company entered into an agreement (the “Formation Agreement”) with Consolidated Resources USA, LLC, a Delaware company (“CRU”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”).  Upon payment of the initial consideration as provided below, Global Gold and CRU will work together for twelve months (the “12 Month Period”) to develop the Properties and cause the Properties to be contributed to a new joint venture company, whose identity and terms will be mutually agreed, (the “JVC”).   Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.

Key terms include CRU paying initial consideration of $5,000,000 as a working capital commitment to Global Gold payable by: a $500,000 advance immediately following the execution of the Formation Agreement (the “Advance”); $1,400,000 payable following the satisfactory completion of due diligence by CRU and the execution of definitive documents in 30 days from the date of this Agreement; and $3,100,000 according to a separate schedule in advance and payable within 5 business days of the end of every calendar month as needed.

On April 27, 2011, the Company entered into an agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”); and its affiliate CRU, (hereinafter collectively referred to as “CR”), to fund development and form a joint venture on the Properties (the “JV Agreement”).  The JV Agreement was entered pursuant to the Formation Agreement.

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement has completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.  As of December 31, 2011, the Company has received the full $5,000,000 funding from CR.

Pursuant to the JV Agreement, Global Gold and CR are working together for twelve months (the “12 Month Period”) from the date of the JV Agreement to develop the Properties, improve the financial performance and enhance shareholder value.  The JV Agreement enables Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Global Gold and CR agree to form a new Joint Venture Company (“JVC”) to be established by CR, subject to terms and conditions mutually and reasonably agreed with Global Gold, provided that JVC shall have no liabilities, obligations, contingent or not, or commitments, except pursuant to a shareholders’ agreement.  Global Gold and CR intend to integrate all of Global Gold’s Toukhmanuk and Getik mining and exploration operations into the JVC.

The JVC will (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  The JVC will issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined hereinafter) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing.

7. DEPOSIT ON SALE OF PROPERTY

On October 29, 2010, the Company received an advance of $250,000 from Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) which holds the Pureo mining assets in Chile, as further described in the Agreements section below.   If the sale does not close, the Company is responsible for repayment of payments made prior to closing based on terms contingent upon the reason for the closing to not occur.  As of December 31, 2010, the Company is carrying the $250,000 deposit as a liability since the closing had not occurred until December 2, 2011.  See Agreements for an update on the sale to Conventus/Amarant.

8.  SECURED LINE OF CREDIT

The Company has secured a secured line of credit from Arexim bank in Armenia.  The Company pledged certain mining equipment with an approximate value of $817,550 at its Toukhmanuk property against the line of credit.  The maximum credit was for $656,631.  As of December 31, 2010, the Company had borrowings outstanding of $75,000 all of which is payable in 2011 and bears interest at 16%.  There was no accrued interest owed as of December 31, 2010 and 2011.

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at December 31, 2011 was $2,106,177.  There was no accrued interest owed as of December 31, 2011.  The balance includes principal of $684,000 due in 2012, $684,000 due in 2013, $684,000 due in 2014, and $186,485 due in 2015.

9. SEGMENT REPORTING BY GEOGRAPHIC AREA

The Company has sold its products to various customers primarily in former Soviet Union, but as of March 24, 2009 the Company entered into an agreement to sell the output of gold and silver concentrates from the Toukhmanuk mine to a Swiss based company.  The Company performs ongoing credit evaluations on its customers and generally does not require collateral.  The Company operates in a single industry segment, production of gold and other precious metals including royalties from other non-affiliated companies production of gold and other precious metals.

For the fiscal years end December 31, 2011 and 2010, all of the Company’s revenue was $81,702 and $358,467, respectively, which was all derived from Armenia.

The following summarizes identifiable assets by geographic area:

Assets table:
	Year Ending December 31,

	2011	2010
Armenia	$3,652,703	$4,833,042
Chile	-	1,165,085
United States	69,281	12,979
	$3,721,984	$6,011,106

The following summarizes operating losses before provision for income tax:

Net Loss table:
	Year Ending December 31,

	2011	2010
Armenia	$3,855,923	$1,912,337
Chile	47,986	207,746
United States	2,632,856	1,722,519
	$6,536,765	$3,842,602

10. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2011 and December 31, 2010.  As of December 31, 2011 and December 31, 2010, the Company had approximately $30,360 and $9,867, respectively, in Armenian bank deposits and $0 and $859, respectively, in Chilean bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2011 and as of the date of this filing.

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

On November 28, 2011, Drury Gallagher gave formal notice to the Company of his decision to retire as a salaried employee of the Company effective December 31, 2011 but will remain a Director and maintain his titles of Chairman Emeritus, Treasurer and Secretary.  On November 29, 2011, Mr. Gallagher was granted 40,000 shares of restricted common stock at $0.19 per share for a total value of $7,600 as compensation.

Compensation expense for the years ended December 31, 2011 and 2010 was $1,151,498 and $929,751. The amount of total deferred compensation amortized for the years ended December 31, 2011 and 2010 was $56,752 and $61,260.

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2011.

Year	Amount

2012	187,500
2013	-
2014	-
2015	-
2016	-

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

On December 28, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $23,500 which has been repaid as of December 31, 2011.

As of December 31, 2010, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and has been repaid as of December 31, 2011.

As of December 31, 2011, the Company owes unpaid wages of approximately $518,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2011, the Company had accrued interest of approximately $94,000.

As of December 31, 2011, the Company had loans due to employees in Armenia of approximately $256,000.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of December 31, 2011.

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

At December 31, 2011, the Company had net deferred tax assets of $16,528,000. The Company has provided a valuation allowance, which increased during 2011 by $2,520,000 against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2011.

	2011	2010
Deferred tax assets:
Net operating loss carryforward	$16,049,000	$13,533,000
Stock option expense	479,000	475,000
Net deferred tax asset	16,528,000	14,008,000
Valuation allowance	(16,528,000)	(14,008,000)
	$-	$-

The provision for income taxes for year ended December 31, 2011 and 2010 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

	2011	2010
Income tax benefit computed at statutory rate	$2,288,000	$1,345,000
State tax benefit (net of federal)	327,000	192,000
Permanent differences (book stock comp versus tax stock comp)	(95,000)	(24,000)
Increase in valuation allowance	(2,520,000)	(1,513,000)
Provision for income taxes	$-	$-

The Company had net operating loss carry forwards for tax purposes of approximately $32,200,000 at December 31, 2011 expiring at various dates from 2015 to 2030. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

13. COMMON STOCK

On August 1, 2005, GGM entered into a share purchase agreement to acquire the Armenian limited liability company Mego-Gold, LLC which is the licensee for the Toukhmanuk mining property and surrounding exploration sites as well as the owner of the related processing plant and other assets.  On August 2, 2006, GGM exercised its option to acquire the remaining forty-nine percent (49%) of Mego-Gold, LLC, in exchange for one million dollars ($1,000,000) and five hundred thousand (500,000) restricted shares of the Company's common stock with a contingency allowing the sellers to sell back the 500,000 shares on or before September 15, 2007 for a payment of $1 million if the Company's stock is not traded at or above two dollars and fifty cents ($2.50) at any time between July 1, 2007 and August 31, 2007. On September 12, 2006, GGM loaned two hundred thousand dollars ($200,000) to Karapet Khachatryan ("Maker"), one of the sellers of Mego-Gold LLC, a citizen of the Republic of Armenia, as evidenced by a convertible promissory note payable (“Note”) to GGM, with interest in arrears on the unpaid principal balance at an annual rate equal to ten percent (10%). At any time following September 18, 2006, the Company, at its sole option, had the right to convert all of Maker's debt from the date of the Note to the date of conversion into shares of common stock of the Company at the conversion price of $1.50 per share with all of such shares as security for all obligations. Maker pledged two hundred fifty five thousand (255,000) shares of the Company's common stock as security for his obligations thereunder. On September 16, 2007, the contingency period expired without exercise, extension or amendment. The Company has accounted for this by booking the 500,000 shares, at the fair market value of $1,000,000, into Additional Paid-In Capital.  The Company also booked the $200,000 secured loan into Note Receivable and accrued interest, from inception of Note as per the terms of the Note above, into Additional Paid-In Capital.  On February 12, 2008 the Company exercised its option and converted the Note and accrued interest into one hundred fifty two thousand seven hundred seventy eight shares (152,778), which were then cancelled.  As a result, the Company recorded bad debt expense of $151,250 for the difference in the value of the stock and the amount owed to the Company.

In December 2008, the Company sold 4,750,000 units at $0.10 per share in a private placement. The units included 4,750,000 common shares and 4,750,000 warrants exercisable at $0.15 per share and expire on or before December 9, 2013.

On August 19, 2010, the Company issued 120,000 restricted shares of the Company’s Common Stock at $0.10 per share to employees as Stock Compensation.

On October 22, 2010, the Company issued 35,417,619 restricted shares of the Company’s Common Stock at $0.15 per share to three of the Company’s Directors to extinguish and convert outstanding debt owed to them.

In 2010, the Company issued 2,500,000 restricted shares of the Company’s Common Stock at $0.10 per from the exercise of warrants.

On May 3, 2011, the Company issued 250,000 restricted shares of the Company’s Common Stock at $0.15 per share to Rasia, FZE as partial compensation for advisory services in connection with the joint venture agreement with Consolidated Resources.

On June 23, 2011, the Company issued 300,000 restricted shares of the Company’s Common Stock at $0.15 per share to the Directors of the Company (50,000 shares each) as stock compensation for services as a Director.

On June 23, 2011, the Company issued 800,000 restricted shares of the Company’s Common Stock at $0.15 per share as stock bonus to employees in Armenia and Chile.

On June 23, 2011, the Company issued 250,000 restricted shares of the Company’s Common Stock at $0.15 per share to Rasia, FZE as additional partial compensation for advisory services in connection with the joint venture agreement with Consolidated Resources.

On November 7, 2011, the Company issued 500,000 restricted shares of the Company’s Common Stock at $0.20 per share to Rasia, FZE as the balance of compensation for advisory services in connection with the joint venture agreement with Consolidated Resources.

On November 29, 2011, the Company issued 40,000 restricted shares of the Company’s Common Stock at $0.19 per share to an employee as Stock Compensation.

On December 27, 2011, the Company cancelled 125,000 shares of stock in the Company which it received as payment for used equipment the Company had in Chile.

In 2011, the Company issued 600,000 restricted shares of the Company’s Common Stock at $0.10 per from the exercise of warrants.

14. WARRANTS AND OPTIONS

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

The fair value of options granted at December 31, 2011 and 2010 was $0 and $60,000, respectively.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2011 and December 31, 2010, respectively.

	WARRANTS		OPTIONS		STOCK AWARDS
	Shares	Weighted	Shares	Weighted	Restricted	Weighted
	Underlying	Average	Underlying	Average	Stock	Average
	Warrants	Exercise Price	Warrants	Exercise Price	Awards	Market Price
Outstanding at December 31, 2009	4,750,000	$0.10	2,454,167	$0.61	7,570,501	$0.67
Granted	-	-	640,000	0.11	120,000	0.10
Canceled	-	-	(100,000)	0.20	-	-
Exercised	(2,500,000)	0.10	-	-	-	-
Sold in units	-	-	-	-	-	-
Outstanding at December 31, 2010	2,250,000	$0.10	2,994,167	$0.61	7,690,501	$0.67
Granted	-	-	-	-	4,140,000	0.16
Canceled	-	-	-	-	-	-
Exercised	(600,000)	0.10	-	-	-	-
Sold in units	-	-	-	-	-	-
Outstanding at December 31, 2010	1,650,000	$0.10	2,994,167	$0.52	11,830,501	$0.49
Vested shares and fair value	1,650,000	$0.10	2,919,167	$0.53	11,524,251	$0.50

In the twelve months ended December 31, 2011 and 2010, there were no options exercised.  Pursuant to the decision of the non-interested members of the Board of Directors on October 19, 2010, the Company has amended the outstanding warrant strike price per share from $0.15 to $0.10.  These warrants were part of a capital raise and were never compensatory in nature; no expense was recorded as a result of the modification.  In the twelve months ended December 31, 2011, there were 600,000 warrants exercise and in the twelve months ended December 31, 2010, there were 2,500,000 warrants exercised.  The following is additional information with respect to the Company's options and warrants as of December 31, 2011.

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE
Average Exercise Price	Number of Outstanding Shares Underlying Warrants	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Shares Underlying Warrants	Weighted Average Exercise Price

$0.10	1,650,000	1.94 years	$0.10	1,650,000	$0.10

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Average Exercise Price	Number of Outstanding Shares Underlying Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Exercisable Shares Underlying Options	Weighted Average Exercise Price

$0.48	2,994,167	5.29 years	$0.52	2,919,167	$0.53

The intrinsic value of warrants and options exercisable at December 31, 2011 is $114,000. The intrinsic value of warrants and options outstanding at December 31, 2011 is $114,750.

15. AGREEMENTS AND COMMITMENTS

Quijano Agreements

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

Coventus/Amarant Agreements

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

On December 2, 2011, the Company closed an amended agreement with Conventus and Amarant, originally entered into on October 27, 2010, for the sale of 100% interest in the GGV which held the Pureo mining assets in Chile.    As part of the amendment and closing, Global Gold also sold 100% interest in its wholly owned subsidiaries Global Oro and Global Plata, both of which are Delaware Limited Liability Corporations, and are each 50% owners of Minera Global in exchange for additional compensation, payable on or before December 15, 2011, of a 1% interest in Amarant.  GGV is owned by Minera Global (51%) and Global Oro (49%). Conventus has assigned its right and obligations from this agreement to Amarant.

Key terms include that Amarant shall pay the $4.0 million USD remaining of the $5.0 million USD sale price obligation as follows: $1,000,000 on or before December 15, 2011; $1,000,000 on or before December 15, 2012; $1,000,000 on or before December 15, 2013; and $1,000,000 on or before December 31, 2014 subject to the terms and conditions in the agreement.  The Company did not receive the $1,000,000 due December 15, 2011, and has only received $50,000 of that payment as of the date of this filing.  See Subsequent Events for an update on Amarant.

As additional consideration, if within seven years, Amarant or any of its successors produces 150,000 ounces of gold from the Pureo property then Amarant shall pay the Company a one-off and once only $2,500,000 bonus within 60 days of achieving such production.

Industrial Minerals Agreements

March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 and $168,722 from the Advance as of December 31, 2011 and 2010.

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

Caldera Agreements

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  See Legal Matters and Subsequent Events for an update on the Marjan JV.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

ABB Agreement

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed was $2,106,177 and $2,751,485 at December 31, 2011 and 2010.

Consolidated Resources Agreement

As of  March 17, 2011, the Company entered into an agreement (the “Formation Agreement”) with Consolidated Resources USA, LLC, a Delaware company (“CRU”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”).  Upon payment of the initial consideration as provided below, Global Gold and CRU will work together for twelve months (the “12 Month Period”) to develop the Properties and cause the Properties to be contributed to a new joint venture company, whose identity and terms will be mutually agreed, (the “JVC”).   Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.

Key terms include CRU paying initial consideration of $5,000,000 as a working capital commitment to Global Gold payable by; a $500,000 advance immediately following the execution of the Formation Agreement (the “Advance”); $1,400,000 payable following the satisfactory completion of due diligence by CRU and the execution of definitive documents in 30 days from the date of this Agreement; and $3,100,000 according to a separate schedule in advance and payable within 5 business days of the end of every calendar month as needed.

On April 27, 2011, the Company entered into an agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”); and its affiliate CRU, (hereinafter collectively referred to as “CR”), to fund development and form a joint venture on the Properties (the “JV Agreement”).  The JV Agreement was entered pursuant to the Formation Agreement.

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.  As of December 31, 2011, the Company has received the full $5,000,000 funding from CR.

Pursuant to the JV Agreement, Global Gold and CR are working together for twelve months (the “12 Month Period”) from the date of the JV Agreement to develop the Properties, improve the financial performance and enhance shareholder value.  The JV Agreement enables Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Global Gold and CR agree to form a new Joint Venture Company (“JVC”) to be established by CR, subject to terms and conditions mutually and reasonably agreed with Global Gold, provided that JVC shall have no liabilities, obligations, contingent or not, or commitments, except pursuant to a shareholders’ agreement.  Global Gold and CR intend to integrate all of Global Gold’s Toukhmanuk and Getik mining and exploration operations into the JVC.

The JVC will (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  The JVC will issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined hereinafter) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing.  See Subsequent Events for an update on this agreement.

Rent Agreements

The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less then one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.   The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs.Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.  On April 1, 2011, the Company moved its corporate headquarters from Greenwich, CT to 555 Theodore Fremd Avenue, Rye, NY 10580.  The new lease had annual costs of; $63,045 in year 1, $64,212.50 in year 2, $65,380 in year 3, $66,547.50 in year 4, and $67,715 in year 5.

16. LEGAL PROCEEDINGS

GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses are valid and remain in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian The Company filed for arbitration  under the rules under the International Chamber of Commerce, headquartered in Paris, France, ("ICC") on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently still pending.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents.  In addition and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C., ("ICSID") on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted an illegal and competing license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008 GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings. This agreement does not affect the pending ICC arbitration or litigation involving similar subject matter.

On June 17, 2010, Global Gold Corporation and its subsidiary GGM, LLC (collectively “Global”) and Caldera Resources, Inc (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008 and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and   the performance of work at the property as submitted and approved in the mining plan which includes mining of 150,000 tonnes of mineralized rock between April 22, 2008 and April 21, 2011, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  See Legal Matters and Subsequent Events for an update on the Marjan JV.

The Company was aware that another company was trading shares in the U.S. with the name Global Gold Corp.  The Company’s counsel sent the other company a cease and desist letter for using the similar name and requested that it change its name which it has done.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $175,000 and $350,000 at December 31, 2011 and 2010, respectively.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $85,000 and $130,000 at December 31, 2011 and 2010, respectively.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

17. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2011 through the date of this filing.

On February 6, 2012, the Company received consent from shareholders representing a majority over 65% of its outstanding Common Stock to transfer the 100% interest in Mego-Gold, LLC and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company, owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA“). The JVC will issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing, all as further described in exhibit 10.34 below.  The Board of Directors of Global Gold Corporation previously approved the same transaction, discussed above, on January 5, 2012.

Based on the approval of the Board of Directors of Global Gold Corporation (“GGC” and “the Company”) received on January 5, 2012 and on receiving consent from its shareholders representing over a 65% majority of its outstanding Common Stock on February 6, 2012, as the Company reported on Form 8-K dated February 9, 2012, to transfer the 100% interest in Mego-Gold, LLC (“Mego” and “MG”) and Getik Mining Company, LLC (“Getik”) into GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”).  The Company entered into the following agreements on or about February 19, 2012 updating previous agreements, all as further described in the exhibits attached, on the following dates:

●	Shareholders Agreement for GGCR dated February 18, 2012 (Exhibit 10.36)
●	Supplemental Letter dated February 19, 2012 (Exhibit 10.37)
●	Getik Assignment and Assumption Agreement dated February 19, 2012 (Exhibit 10.38)
●	MG Assignment and Assumption Agreement dated February 19, 2012 (Exhibit 10.39)
●	Guaranty dated February 19, 2012 (by GGC to CRA) (Exhibit 10.40)
●	Guaranty dated February 19, 2012 (by GGCR Mining to CRA) (Exhibit 10.41)
●	Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA) (Exhibit 10.42)
●	Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012 (Exhibit 10.43)
●	Certificate of Global Gold Corporation dated February 19, 2012 (Exhibit 10.44)
●	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company (Exhibit 10.45)
●	Action by Written Consent of the Board of Managers of GGCR Mining, LLC (Exhibit 10.46)

Key terms include that Global Gold Corporation will retain 51% of the shares of GGCR, which will be a subsidiary of the Company, per the terms of the April 27, 2011 Joint Venture Agreement as approved and described above.  The Board of Directors of GGCR Mining will be comprised of Van Krikorian, from GGC, Caralapati Premraj, from CRA, and three non-executive independent directors to be selected in the future.  Management of the Joint Venture shall consist of: Van Krikorian, Executive Chairman; Jan Dulman, Chief Financial Officer; Joseph Borkowski, Executive Vice President; Ashot Boghossian, Managing Director Armenia; and a Chief Operating Officer for Armenia to be named.

In a final, non-appealable decision issued and effective February 8, 2012, the Armenian Court of Cassation affirmed the July 29, 2011 Armenian trial court and December 12, 2012 Court of Appeals decisions which ruled that Caldera Resources, Inc.'s ("Caldera") registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with Global Gold Mining, LLC (a wholly owned subsidiary of Global Gold Corporation).  The official versions of the Armenian Court decisions are available through http://www.datalex.am/.

Based on Caldera's report of TSX-V approval, on June 17, 2010, Global Gold and Caldera announced they were proceeding with their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production. In late August 2010, Global learned that Caldera had circumvented the agreement by unilaterally and illegally registering changes to the Armenian project company's charter to Global's detriment. Such changes could only have been properly made with the signature of one of three authorized Global officers. However, Caldera was somehow able to register changes without Global's consent or knowledge. Without even advising Global that it had made those changes to take control, Caldera tried to have Global sign a resolution that would have authorized Caldera's illegal acts. Global refused. In addition, Caldera advised that it would not be performing the mining license requirements, failed to perform, and materially breached the agreements in other ways.

After a detailed notice sent on September 2, 2010 and attempts to work out a solution failed, Global filed an action in the appropriate Armenian court to rescind the illegal registration on September 22, 2010, and terminated the joint venture with Caldera on October 7, 2010. Global had agreed to keep the termination notice confidential until October 15, 2010, all as previously reported in Global's SEC filings.

On October 10, 2010 Caldera wrote to Global that "any claims of illegal registrations and request for changes must be addressed to Administrative Court in Armenia." Later, Caldera intervened in the Armenian case as a third party. After trial, court examination, and a 22 page opinion, the July 29 verdict reinstated Global as the sole shareholder of Marjan Mining Company. The lower court specifically identified both Caldera's President Vasilios (Bill) Mavridis and its country representative Azat Vartanian as responsible for Caldera's actions in this case.

Caldera appealed the Armenian Administrative Court decision.  In a December 12, 2011 decision, the 54 page opinion concluded that the "Court of Appeals found that all material evidence necessary for the resolution of this case have already been duly examined and evaluated by the Administrative Court." Further, the "Court of Appeals found that the conclusion made by the Administrative Court that the application by Marjan Caldera Mining, LLC to make changes of the ownership of shares of Marjan Mining Company, LLC was made by the person not having such authorities is valid," and that the appeal filed by Caldera Resources, Inc aimed at revoking the Administrative Court's decision "is not substantiated and shall be rejected."

Caldera appealed again to the highest court with jurisdiction in Armenia, and the February 8, 2012  Court of Cassation decision recited its standards for accepting appeals-- when the case is important to uniform application of law in Armenia or is one that involves a material violation of substantive or procedural rights. Caldera had actually filed three separate appeals in the names of Caldera Resources, Inc., Marjan Caldera Mining, LLC and the Marjan Mining Company, LLC. None of the Caldera arguments were meritorious, and the Court of Cassation decision concluded that "the decision becomes effective as of the moment of its passing [February 8, 2012], and is not subject to being appealed."

On March 2, 2012, in accordance with the time limit imposed by Armenian law, the State Registry of the Republic of Armenia issued a new certificate reinstating Global Gold Mining, LLC, a wholly owned subsidiary of Global Gold Corporation, as the 100% owner of the Marjan Mining Company and Mr. Ashot Boghossian as the General Director of Marjan Mining. The online summaries of the Registry's corrected records are available at www.e-register.am/en/companies/73713 .

On March 29, 2012, in the independent New York City arbitration case Global Gold received a favorable ruling in its arbitration proceeding in New York with Caldera, see Exhibit 10.48. The arbitrator issued a Partial Final Award which orders the Marjan Property in Armenia to revert to Global Gold Mining based on the two failures to meet conditions precedent to the March 24, 2010 agreement.  First, Caldera failed and refused to deliver the 500,000 shares to Global. Second, Caldera did not submit the final joint venture agreement to the TSX-V for approval until the middle of the arbitration proceedings, instead relying on superseded versions in its regulatory submissions and submitting “Form 5Cs” to the TSX-V which were false representations of Caldera’s obligations to Global.    The Partial Award states “By misrepresenting its payment obligations to the TSX-V, Caldera painted a false financial picture to the TSX-V and the investing public.”  In addition, the arbitrator found that had he not come to the conclusions above, “Caldera and its officers effectively breached the JV Agreement and the terms of the Limited Liability Agreement” in multiple ways, including Caldera’s failure to make quarterly payments to Global.  The award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with a preliminary hearing set for April 25, 2011.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.

As of the filing date of this report, Global has reestablished control of Marjan Mining Company and the Marjan property, is proceeding with plans to mine in compliance with the mining license, and is implementing additional exploration.

On February 24, 2012, Jeffrey Marvin resigned as a Director from the Global Gold Corporation for personal reasons.  Mr. Marvin did not hold any positions on any committee of the board of directors for Global Gold Corporation.

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant Mining Ltd. ("Amarant") to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.

On April 13, 2012, the Company also received a guaranty from Contender Kapital of Stockholm Sweden that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender Kapital will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.