Form 10-Q
period 2012-03-31
GLOBAL GOLD CORP
filed 2012-05-21
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of May 18, 2012 there were 83,805,475 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of March 31, 2012 and as of December 31, 2011 (Audited)	3

	Consolidated Statements of Operations for the three months ended March 31, 2012 and March 31, 2011 and for the exploration stage period from January 1, 1995 (inception) through March 31, 2012	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011 and for the exploration stage period from January 1, 1995 (inception) through March 31, 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash	$72,622	$29,132
Inventories	649,092	758,435
Tax refunds receivable	108,550	109,133
Prepaid expenses	692	7,428
Receivable from sale, net of impairment of $3,800,000 and $3,950,000 respectively	150,000	50,000
Other current assets	62,041	63,964
TOTAL CURRENT ASSETS	1,042,997	1,018,092

LICENSES, net of accumulated amortization of $2,215,550 and $2,140,971, respectively	994,386	1,068,965
DEPOSITS ON CONTRACTS AND EQUIPMENT	398,737	460,047
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,856,469 and $2,812,304, respectively	1,298,661	1,174,880
	$3,734,781	$3,721,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,823,190	$2,674,458
Wages payable	806,635	741,932
Employee loans	205,091	256,456
Advance from customer	87,020	87,020
Minority interest in joint venture pending	5,000,000	5,000,000
Secured line of credit - short term portion	684,000	684,000
Convertible note payable	1,549,324	-
Current portion of note payable to Directors	30,000	-
TOTAL CURRENT LIABILITIES	11,185,260	9,443,866

SECURED LINE OF CREDIT - LONG TERM PORTION	1,236,172	1,422,178

TOTAL LIABILITIES	12,421,432	10,866,044

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 83,805,475 at March 31, 2012 and December 31, 2011, shares issued and outstanding	83,806	83,806
Additional paid-in-capital	37,835,633	37,819,082
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(46,326,693)	(44,180,174)
Accumulated other comprehensive income	2,628,251	2,040,874
TOTAL STOCKHOLDERS' DEFICIT	(8,686,651)	(7,144,060)
	$3,734,781	$3,721,984

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Cumulative amount
			from
	January 1, 2012	January 1, 2011	January 1, 1995
	through	through	through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$632,854

COST OF GOODS SOLD	-	-	224,247

GROSS PROFIT	-	-	408,607

(INCOME)/EXPENSES:
General and administrative	1,468,846	417,807	26,204,183
Mining and exploration costs	598,830	71,627	17,118,600
Amortization and depreciation	147,539	235,347	5,992,078
Write-off on investment	-	-	176,605
Gain on sale of investment	(150,000)	-	(2,881,792)
Gain from investment in joint ventures	-	-	(2,373,701)
Interest expense	81,456	114,339	2,184,739
Bad debt expense	-	-	151,250
Loss on foreign exchange	-	-	193,852
Gain on extinguishment of debt	-	-	(289,766)
Interest income	(152)	(27)	(364,970)

TOTAL EXPENSES	2,146,519	839,093	46,111,078

Loss from Continuing Operations	(2,146,519)	(839,093)	(45,702,471)

Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss Applicable to Common Shareholders	(2,146,519)	(839,093)	(46,326,692)

Foreign currency translation adjustment	(529,779)	42,099	1,157,622
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	$(2,676,298)	$(796,994)	$(44,815,595)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	83,805,475	79,190,475

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	January 1, 2012	January 1, 2011	January 1, 1995
	through	through	through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,146,519)	$(839,093)	$(46,326,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	56,752	14,188	3,961,471
Stock option expense	9,452	2,363	1,205,894
Amortization expense	74,579	116,158	2,981,752
Depreciation expense	72,960	119,189	3,236,234
Stock based compensation	-	-	424,213
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Loss/(Gain) from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	79,895	95,002	(1,699,430)
Accounts payable and accrued expenses	97,367	(175,341)	3,452,045
Accrued interest	8,643	11,411	1,128,927
Wages payable	64,703	(2,814)	806,635

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,682,168)	(658,937)	(35,452,981)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(220,497)	(1,645)	(4,994,362)
Proceeds from sale of mining interest	-	750,000	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	250,000	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	(220,497)	998,355	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(160,012)	(75,000)	(1,362,400)
Proceeds from convertible note payable	1,549,324	-	1,549,324
Note payable to Directors	30,000	1,500	4,405,702
Warrants exercised	-	-	2,632,250

NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	1,419,312	(73,500)	28,631,374

EFFECT OF EXCHANGE RATE ON CASH	526,843	24,929	3,797,681

NET INCREASE IN CASH	43,490	290,847	61,270

CASH AND CASH EQUIVALENTS - beginning of period	29,132	14,083	11,352

CASH AND CASH EQUIVALENTS - end of period	$72,622	$304,930	$72,622

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$71,228	$-	$702,730

Noncash Transactions:

Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

March 31, 2012

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through March 31, 2012.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2011 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2012. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at March 31, 2012, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $632,854 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses in excess of $46 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at March 31, 2012 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Global Gold is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. From 2003 until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described below, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves, in accordance with SEC Industry Guide 7, at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

In Armenia, the Company’s focus is on the exploration, development and production of gold at the Toukhmanuk property in the North Central Armenian Belt, the exploration and development of the Marjan and an expanded Marjan North property in the South.  In addition, the Company is exploring and developing other sites in Armenia, including the Getik property.  The Company also holds royalty and participation rights in other locations in the country through affiliates and subsidiaries.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012, and later extended to be effective May 22, 2012.  See Legal Proceedings and Subsequent Events for an update on the Marjan JV.

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

On September 23, 2011 “Global Gold Consolidated Resources Limited” was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources which became defunct as of April 27, 2012.  See Agreements Section for more information on Consolidated Resources agreements.

On November 8, 2011 “GGCR Mining, LLC” was formed in Delaware as a 100%, wholly owned, subsidiary of Global Gold Consolidated Resources Limited.

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through March 31, 2012.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2012 and March 31, 2011.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2012 and March 31, 2011, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011

Ore	$531,408	$537,946
Concentrate	11,342	7,714
Materials, supplies and other	106,342	212,775

Total Inventories	$649,092	$758,435

Ore inventories consist of unprocessed ore at the Toukhmanuk mining site in Armenia. The unprocessed ore and concentrate are stated at the lower of cost or market.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at March 31, 2012 and March 31, 2011 was 4,606,667 and 5,131,667, respectively.

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

For the three months ended March 31, 2012 and 2011, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2012 and 2011 was $16,551 and $16,551, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the three months ended March 31, 2012 and 2011.

	Three Months Ending March 31,

	2012	2011

Net loss	$(2,146,519)	$(839,093)
Unrealized (loss)/gain arising during year	$(529,779)	$42,099

Comprehensive loss	$(2,676,298)	$(796,994)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2012 and 2011, the exchange rate for the Armenian Dram (AMD) was $391 AMD and $369 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At March 31, 2012 and 2011, amortization expense totaled $74,579 and $116,158, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has accrued approximately $34,000 as of March 31, 2012 and December 31, 2011 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company did not recognize any revenue for the three months ended March 31, 2012 and 2011from sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the three months ended March 31, 2012 and 2011.

New Accounting Standards:

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this accounting pronouncement did not have any effect on our financial position and results of operations.

In June 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The adoption of this guidance concerns disclosure only and did not have a material impact on its consolidated financial statements.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
	2012	2011

Property, plant and equipment	$4,155,130	$3,987,184
Less accumulated depreciation	(2,856,469)	(2,812,304)

	$1,298,661	$1,174,880

The Company had depreciation expense for the three months ended March 31, 2012 and 2011 of $72,960 and $119,189, respectively.

4. OTHER RECEIVABLE

As of March 31, 2012 and December 31, 2011, the Company was owed $3,950,000 and $4,000,000, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile, and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company did not receive the $1,000,000 due on December 15, 2011, and has only received $200,000 of that payment as of May 18, 2012.  The company wrote down the remaining $3,800,000 and $3,950,000 as of March 31, 2012 and December 31, 2011, respectively, as impairment as Amarant did not pay.  See Subsequent Events for an update on Amarant, and the amended payment terms.

On October 27, 2010, the Company entered into an agreement with Conventus for the sale of 100% interest in the GGV which holds the Pureo mining assets in Chile.  Until December 31, 2011, the Company provided Conventus with consulting services and technical assistance for development, production, exploration, and expansion of the GGV mining properties in further consideration of the payment terms below.

Key terms included that Conventus shall pay $5.0 million USD over four years and two months  payable as follows: $250,000 on or before October 31, 2010; $250,000 on or before November 30, 2010; $500,000 at the closing on or before March 31, 2011; $1,000,000 on or before December 31, 2011; $1,000,000 on or before December 31, 2012; $1,000,000 on or before December 31, 2013; and $1,000,000 on or before December 31, 2014 until $5,000,000 in total has been paid.  If the sale did not close, the Company is responsible for repayment of the $500,000 in payments made prior to closing based on terms contingent upon the reason for the closing to not occur.  Payments to the Company will be secured. As of October 27, 2010, Conventus Ltd shall be solely responsible, at its own expense for all expenses and other matters required by contract or law to comply with conditions related to the Pureo property, and in particular with the July 24, 2009 contractual condition to commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement on or before August 15, 2011(subject to any time taken for permitting purposes).

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

Key terms included that Amarant shall pay the $4.0 million USD remaining of the $5.0 million USD sale price obligation as follows: $1,000,000 on or before December 15, 2011; $1,000,000 on or before December 15, 2012; $1,000,000 on or before December 15, 2013; and $1,000,000 on or before December 31, 2014 subject to the terms and conditions in the agreement.

As additional consideration, if within seven years, Amarant or any of its successors produces 150,000 ounces of gold from the Pureo property then Amarant shall pay the Company a one-off and once only $2,500,000 bonus within 60 days of achieving such production.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2012 and December 31, 2011, the accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2012	2011

Drilling work payable	$224,766	$227,573
Accounts payable	2,440,397	2,305,609
Accrued expenses	158,027	141,276

	$2,823,190	$2,674,458

6. MINORITY INTEREST IN JOINT VENTURE PENDING

The Company received $5,000,000 from a joint venture, as fully described below, and is carrying this $5,000,000 as a liability pending closing or termination of the joint venture.  Subject to satisfaction of the contractual terms and conditions, the joint venture agreement called for a closing date of April 26, 2012.  See Subsequent Events for an update of this transaction and the currently defunct joint venture.

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

Key terms included CRU paying initial consideration of $5,000,000 as a working capital commitment to Global Gold payable by: a $500,000 advance immediately following the execution of the Formation Agreement (the “Advance”); $1,400,000 payable following the satisfactory completion of due diligence by CRU and the execution of definitive documents in 30 days from the date of this Agreement; and $3,100,000 according to a separate schedule in advance and payable within 5 business days of the end of every calendar month as needed.

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

Pursuant to the JV Agreement, Global Gold and CR were working together for twelve months (the “12 Month Period”) from the date of the JV Agreement to develop the Properties, improve the financial performance and enhance shareholder value.  Global Gold and CR agreed to form a new Joint Venture Company (“JVC”) to be established by CR, subject to terms and conditions mutually and reasonably agreed with Global Gold, provided that JVC shall have no liabilities, obligations, contingent or not, or commitments, except pursuant to a shareholders’ agreement.  Global Gold and CR intended to integrate all of Global Gold’s Toukhmanuk and Getik mining and exploration operations into the JVC.

The JVC would (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  The JVC will issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined hereinafter) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing.

7. CONVERTIBLE NOTE PAYABLE

On January 17, 2012, the Company, through its joint venture company Global Gold Consolidated Resources Limited (“GGCRL”) signed a convertible note payable for up to $2,000,000 (“Notes”) in conjuction with the binding term sheet signed with Consolidated Resources Armenia and affiliates (“CRA”) which was guaranteed by the Company.  GGCRL received $1,549,324 as of March 31, 2012 and the Company is carrying its guaranty as a liability.  The Notes carries 3% per annum Cash Coupon/Guaranteed Minimum Annual IRR of 15% at a liquidity event (“Liquidity Event”).  At the Liquidity Event, the principal amount of the Notes will be repaid in full based on the value of the Notes at market (the “Market Value”) assuming a conversion value into new common shares of GGCRL representing a value agreed to in section 2.5 of the Joint Venture agreement (for avoidance of doubt, the value is 1% of the existing shares of JVC then held by GGC for each $784,314 of the Notes based on a GGCRL valuation of $78.4314 million).  Except as provided for under the Cash Election in Section 2.5 of the Joint Venture agreement, the Notes may not be voluntarily converted by CRA into GGCRL except by the unanimous consent of the Board of Directors of GGCRL and otherwise will become due at the earlier of the Liquidity Event or Maturity, subject to Section 2.5 of the Joint Venture agreement.  Maturity is the first anniversary date of each note.  The Notes may be prepaid without any penalty.

8.  SECURED LINE OF CREDIT

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at March 31, 2012 was $1,920,172.  There was no accrued interest owed as of March 31, 2012.

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

For the three months ending March 31, 2012 and 2011, the Company did not have any sales.

The following summarizes identifiable assets by geographic area:

	March 31,	December 31,
	2012	2011

Armenia	$3,706,994	$3,652,703
United States	27,787	69,281

	$3,734,781	$3,721,984

The following summarizes operating losses before provision for income tax:
	March 31,	March 31,
	2012	2011

Armenia	$1,747,785	$513,553
Chile	-	41,579
United States	398,734	283,961

	$2,146,519	$839,093

10. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2012 and December 31, 2011.  As of March 31, 2012 and December 31, 2011, the Company had approximately $63,400 and $16,300, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2012 and as of the date of this filing.

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

Compensation expense for the three months ended March 31, 2012 and 2011 was $288,327 and $191,813.  The amount of total deferred compensation amortized for the three months ended March 31, 2012 and 2011 was $14,188 and $14,188.

On February 6, 2012 and February 27, 2012, one of the Company's Directors, Drury Gallagher, made interest free loans of $20,000 and $10,000, respectively, which remain unpaid as of the date of this filing.

As of March 31, 2012, the Company owes unpaid wages of approximately $549,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of March 31, 2012, the Company had accrued interest of approximately $103,000.

As of March 31, 2012, the Company had loans due to employees in Armenia of approximately $205,000.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of March 31, 2012.

12. AGREEMENTS AND COMMITMENTS

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

Quijano shall be entitled a 3% NSR royalty interest in all metals produced from the properties retained in GGV up to a maximum of 27 million Euros, subject to Quijano’s initial repayment of $200,000 to Global Gold. For three years,  GGV or its designee shall have a right of first refusal on any bona fide offers for all or any part of the properties transferred to Quijano (to be exercised within five (5) days).  For three years, Quijano shall also have a right of first refusal on any bona fide offers for all or any part of the properties retained by GGV or its designee (to be exercised within twenty (20) days).  The Company's obligations, as amended, were transferred to Amarant.

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

Key terms include that Conventus shall pay $5.0 million USD over four years and two months  payable as follows: $250,000 on or before October 31, 2010; $250,000 on or before November 30, 2010; $500,000 at the closing on or before March 31, 2011; $1,000,000 on or before December 31, 2011; $1,000,000 on or before December 31, 2012; $1,000,000 on or before December 31, 2013; and $1,000,000 on or before December 31, 2014 until $5,000,000 in total has been paid.  If the sale does not close, the Company is responsible for repayment of the $500,000 in payments made prior to closing based on terms contingent upon the reason for the closing to not occur.  Payments to the Company will be secured. As of October 27, 2010, Conventus Ltd is solely responsible, at its own expense for all expenses and other matters required by contract or law to comply with conditions related to the Pureo property, and in particular with the July 24, 2009 contractual condition to commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement on or before August 15, 2011(subject to any time taken for permitting purposes).

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

On December 2, 2011, the Company closed an amended agreement with Conventus and Amarant, originally entered into on October 27, 2010, for the sale of 100% interest in the GGV which held the Pureo mining assets in Chile.    As part of the amendment and closing, Global Gold also sold 100% interest in its wholly owned subsidiaries Global Oro and Global Plata, both of which are Delaware Limited Liability Corporations, and are each 50% owners of Minera Global in exchange for additional compensation, payable on or before December 15, 2011, of a 1% interest (533,856 shares) in Amarant.  GGV is owned by Minera Global (51%) and Global Oro (49%). Conventus has assigned its right and obligations from this agreement to Amarant.

Key terms include that Amarant shall pay the $4.0 million USD remaining of the $5.0 million USD sale price obligation as follows: $1,000,000 on or before December 15, 2011; $1,000,000 on or before December 15, 2012; $1,000,000 on or before December 15, 2013; and $1,000,000 on or before December 31, 2014 subject to the terms and conditions in the agreement.  The Company did not receive the $1,000,000 due December 15, 2011, and has only received $200,000 of that payment as of May 18, 2012.  See Subsequent Events for an update on Amarant, and amendments to the payment terms.

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

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of March 31, 2012 and December 31, 2011.

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

Key terms included that Caldera shall, subject to terms and conditions, earn a 55% interest in the Marjan Gold-Silver-Polymetallic Project after completing a bankable feasibility study on the project or spending US$3.0M on the property.

As additional consideration, Caldera made a non-refundable US$50,000 deposit by December 30, 2009 and issued 500,000 shares of the company on a post-consolidated basis. Caldera was also to make a payment of US$100,000 no later than March 30, 2010. A definitive agreement will be signed as soon as possible, upon completion of due diligence review, respective board approvals and any regulatory approval that may be required.  The Company received the US$50,000 deposit on December 29, 2009, and (after March 31, 2010) the $100,000 payment.

On March 24, 2010, the Company entered into an agreement with Caldera establishing the terms for a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”) which amends the terms of the December 18, 2009 agreement.

Key terms included that Caldera would own 55% of the shares of a newly created joint venture company, become the operator of the project, and be responsible for all expenses.  To maintain its 55% interest, Caldera was obligated to spend up to US$ 3,000,000 on the Property, and issue 500,000 shares of Caldera to the Company.  The joint venture board would have two Caldera representatives and one Global Gold representative.  However, certain actions including adoption of the annual operating and capital budgets require unanimous consent.  Should Caldera not perform in accordance with the terms of the Marjan JV, then Global Gold would have 100% interest of the Marjan JV transferred back and Caldera will receive an NSR on the Marjan property equal to .5% for each tranche of US$ 1,000,000 up to a maximum NSR of 3% without any prorating.

Also under the terminated joint venture agreement Caldera would own 100% in the Marjan Gold-Silver Project by making quarterly payments totaling US$ 2,850,000, starting September 30, 2010.  If Caldera missed one of its quarterly payments based on its failure to raise funds from capital markets, it was entitled to an automatic 30 day extension from each quarterly payment; if Caldera defaulted on an extended payment then Caldera would forfeit its shares of the Marjan JV, be relieved of its investment commitment, but still be liable for the payments to Global Gold which would accrue interest at 10%, and possibly retain a royalty interest as described above.  If Caldera made its payments and completed its obligations, Global Gold would retain a 1.5% NSR on all production on the Central zone and a 2.5% NSR on all production on the Northern zone.  Caldera could prepay the payments, fulfill the investment commitment, and take 100% interest of the JV at any time.

The terminated agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $150,000 pursuant to the December 2009 agreement.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  The arbitration is still open with respect to Global Gold’s costs, attorney fees, and counterclaims for damages against Caldera with hearings currently scheduled to resume on July 11, 2012.  See Legal Matters for an update on the Marjan JV.

ABB Agreement

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed was $1,920,172 and $2,106,177 at March 31, 2012 and December 31, 2011.

Consolidated Resources Agreement

As of  March 17, 2011, the Company entered into an agreement (the “Formation Agreement”) with Consolidated Resources USA, LLC, a Delaware limited liability company (“CRU”) for a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia (the “Properties”).  Upon payment of the initial consideration as provided below, Global Gold and CRU agreed to work together for twelve months (the “12 Month Period”) to develop the Properties and cause the Properties to be contributed to a new joint venture company, whose identity and terms will be mutually agreed, (the “JVC”).   Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.

Key terms included CRU paying initial consideration of $5,000,000 as a working capital commitment to Global Gold payable by; a $500,000 advance immediately following the execution of the Formation Agreement (the “Advance”); $1,400,000 payable following the satisfactory completion of due diligence by CRU and the execution of definitive documents in 30 days from the date of this Agreement; and $3,100,000 according to a separate schedule in advance and payable within 5 business days of the end of every calendar month as needed.

On April 27, 2011, the Company entered into an agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”); and its affiliate CRU, (hereinafter collectively referred to as “CR”), to fund development and form a joint venture on the Properties (the “JV Agreement”).  The JV Agreement was entered pursuant to the Formation Agreement.

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR agreed to complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which included $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  As of December 31, 2011, the Company has received the full $5,000,000 funding from CR.  Mr. Marvin resigned from the Global Gold board on February 24, 2012 for personal reasons.

Pursuant to the JV Agreement, Global Gold and CR agreed to work together for twelve months (the “12 Month Period”) from the date of the JV Agreement to develop the Properties, improve the financial performance and enhance shareholder value.  The JV Agreement was intended to enable Global Gold to complete its current Toukhmanuk production expansion to 300,000 tonnes per year and advance exploration in Armenia.  Global Gold and CR agreed to form a new Joint Venture Company (“JVC”) to be established by CR, subject to terms and conditions mutually and reasonably agreed with Global Gold, provided that JVC shall have no liabilities, obligations, contingent or not, or commitments, except pursuant to a shareholders’ agreement.  Global Gold and CR intended to integrate all of Global Gold’s Toukhmanuk and Getik mining and exploration operations into the JVC.

The JVC was to (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange with mutually agreed terms and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  The JVC will issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined hereinafter) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing.  Closing of the transaction was explicitly subject to acquiring all necessary consents, including from ABB.  See Subsequent Events for an update on this agreement.

On February 6, 2012, the Company received consent from shareholders representing a majority over 65% of its outstanding Common Stock to transfer the 100% interests in Mego-Gold, LLC and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company, owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA“). The JVC was to issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing, all as further described in exhibit 10.34 below.  The Board of Directors of Global Gold Corporation previously approved the same transaction, discussed above, on January 5, 2012.

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

Key terms included that Global Gold Corporation will retain 51% of the shares of GGCR, which will be a subsidiary of the Company, per the terms of the April 27, 2011 Joint Venture Agreement as approved and described above.  The Board of Directors of GGCR Mining would be comprised of Van Krikorian, from GGC, Caralapati Premraj, from CRA, and three non-executive independent directors to be selected in the future.  Management of the Joint Venture was to consist of: Van Krikorian, Executive Chairman; Jan Dulman, Chief Financial Officer; Joseph Borkowski, Executive Vice President; Ashot Boghossian, Managing Director Armenia; and a Chief Operating Officer for Armenia to be named, each of whom would have mutually agreed employment agreements.  Consolidated failed to meet several of its obligations, the required consent of ABB Bank was not issued, GGCR was not capitalized sufficiently to meet project companies’ obligations, and a mutually agreed public listing offering terms and other requirements were not met.   As of March 31, 2012, despite Global Gold’s desire to expedite closing, the closing had not occurred.  See Subsequent Events for an update on this agreement.

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

13. LEGAL PROCEEDINGS

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration  under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently still pending.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and a certificate of default has been entered in favor of the Company.  In addition, and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C. ("ICSID"), on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted alicense for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008, GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, which were discontinued as of May 2, 2008. This agreement does not affect the pending ICC arbitration or litigation involving similar subject matter.

Based on a representation by Caldera, on June 17, 2010, Global Gold Corporation and its subsidiary, GGM, LLC (collectively “Global”) and Caldera Resources, Inc. (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008, and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and the performance of work at the property as submitted and approved in the mining plan, which includes mining of 50,000 tonnes of mineralized rock per year, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

The joint venture agreement provided that Caldera would be solely responsible for license compliance and conducting the approved mining plan, and that “[i]n the event that Caldera does not, or is otherwise unable to, pursue this project and pay to Global Gold the amounts provided for hereunder, Caldera’s rights to the Property and the shares of Marjan-Caldera Mining LLC shall be forfeited and replaced by a Net Smelter Royalty (the “NSR”).” Caldera did not meet the threshold to earn any NSR under the agreement, and its notice of license non-compliance as well as its failure to pay resulted in an automatic termination of its rights by operation of the agreement.  The agreement provided that Caldera would deliver 500,000 of its shares to Global, “subject to final approvals of this agreement by the TSX Venture Exchange.” Caldera advised that the TSX Venture Exchange approval was issued in June and Caldera failed to deliver the shares.  Subject to a 30 day extension if it could not raise the funds in capital markets, Caldera agreed to make a $300,000 payment to the Company on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, June 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, June 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.  Caldera raised sufficient funds, but did not make these payments.

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

In a final, non-appealable decision issued and effective February 8, 2012, the Armenian Court of Cassation affirmed the July 29, 2011 Armenian trial court and December 12, 2012 Court of Appeals decisions which ruled that Caldera's registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with GGM.  The official versions of the Armenian Court decisions are available through http://www.datalex.am/ .

On March 29, 2012, in the independent New York City arbitration case Global Gold received a favorable ruling in its arbitration proceeding in New York with Caldera, see Exhibit 10.48. The arbitrator issued a Partial Final Award which orders the Marjan Property in Armenia to revert to GGM based on the two failures to meet conditions precedent to the March 24, 2010 agreement.  First, Caldera failed and refused to deliver the 500,000 shares to Global. Second, Caldera did not submit the final joint venture agreement to the TSX-V for approval until the middle of the arbitration proceedings, instead relying on superseded versions in its regulatory submissions and submitting “Form 5Cs” to the TSX-V which were false representations of Caldera’s obligations to Global.    The Partial Award states “By misrepresenting its payment obligations to the TSX-V, Caldera painted a false financial picture to the TSX-V and the investing public.”  In addition, the arbitrator found that had he not come to the conclusions above, “Caldera and its officers effectively breached the JV Agreement and the terms of the Limited Liability Agreement” in multiple ways, including Caldera’s failure to make quarterly payments to Global.  The award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.

As of the filing date of this report, Global has reestablished control of Marjan Mining Company and the Marjan property, is proceeding with plans to mine in compliance with the mining license, and is implementing additional exploration.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $175,000 at March 31, 2012 and December 31, 2011.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $85,000 at March 31, 2012 and December 31, 2011.  The Company is currently, and will continue to, vigorously defend its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

See Subsequent Events for updates on legal proceedings.

14. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of March 31, 2012 through the date of this filing.

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant Mining Ltd. ("Amarant") to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.  On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 penalty payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  On May 18, 2012, Amarant offered to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.  As of the date of this filing, Amarant has agreed to pay $400,000 on May 21, 2012, $500,000 on or before May 25, 2012, and $3 million on May 31, 2012 in accordance with the May 10, 2012 agreement.

The Consolidated Resources joint venture is operationally defunct. The April 26, 2012 deadline set in the April 2011 JV Agreement to close the transaction has passed without a closing for several reasons including, but not limited to, the following. First, ABB bank whose consent was required did not provide its consent after failed to transfer funds to cover the April loan payment to ABB from Mego Gold as required of CR and GGCRL. The ABB Bank also requested the financial statements of the JV Companies (GGCRL and GGCR Mining) which were to replace Global Gold; those financial statements could not be delivered. (Global Gold arranged to cure the default occasioned by CR's and GGCRL's failure to make the agreed, budgeted loan payment.) Second, CR never submitted or had executed the complete resolutions and transfer documents necessary to close. Third, CR took the position that Global should transfer the shares of the companies holding the Toukhmanuk and Getik property assets without regard to the other JV Agreement contractual terms and without the JV Company being capitalized; Global Gold and its attorneys considered that to be a demand outside the contracts and potentially fraudulent as substantial agreed and budgeted costs associated with the properties needed to be and still need to be covered.

Subsequent to April 26, 2012, Global engaged in clarification of the unresolved issues and settlement discussions with CR and its outside counsel. Settlement discussions reached a deadlock and stopped upon notice from CR's outside counsel, without any resumption on May 11, 2012. CR has repeatedly acknowledged that its $5 million in payments under the April 2011 JV Agreement were at risk if the April 26, 2012 closing did not occur; Global has guaranteed approximately $1.5 million of convertible debt obligations from the JV company to CR, which are due in 2013 and on which Global has not taken a position in light of CR's failure to perform its obligations. Global Gold remains in full control and the 100% owner of the properties and companies which were to be the subject of the joint venture and remains open to amicable settlement with CR. But, in light of the factors noted above and especially the lack of capital to meet the Joint Venture companies' obligations, Global Gold is forced to look at other options to meet the properties' obligations and is actively doing so.

On April 20, 2012, Lester Caesar was appointed as a Director of Global.  Mr. Caesar is a Certified Public Accountant with over twenty five years of experience and has also previously served as Global’s CFO and Controller which served as the basis for him being appointed a Director.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 AND THREE MONTHS ENDED MARCH 31, 2011

During the three month period ended March 31, 2012 and 2011 the Company did not have any sales.

During the three month period ended March 31, 2012, the Company's administrative and other expenses were $1,468,846 which represented an increase of $1,051,039 from $417,807 in the same period last year. The expense increase was primarily attributable increased legal expenses of $327,176, payroll expense of $96,514, travel expense of $38,538 and consulting expense of $251,064.

During the three month period ended March 31, 2012, the Company's mine exploration costs were $598,830 which represented an increase of $527,203 from $71,627 in the same period last year.  The expense increase was attributable to the increased activity at the Toukhmanuk Property of $527,203.

During the three month period ended March 31, 2012, the Company's amortization and depreciation expenses were $147,539 which represented a decrease of $87,808 from $235,347 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $46,229 and a decrease in amortization expense of $41,579.

During the three month period ended March 31, 2012, the Company had interest expense of $81,456 which represented a decrease of $32,883 from $114,339 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $30,035 on a secured line of credit due principal payments made and a decrease of interest expense of $2,768 on wages payable.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, the Company's total assets were $3,734,781, of which $72,622 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2012 is:

(a) To continue to operate expanded mining operations at Toukhmanuk, to generate income from offering services from the ISO certified lab operating at Toukhmanuk, and to continue to explore this property to confirm and develop historical reserve reports, to explore and develop the Getik property in Armenia and to generate cash flow and establish gold, silver and other reserves;

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

(g) While the Company has engaged in settlement discussions with Consolidated Resources over the failure to finance, perform, and close the joint venture, those discussions have been unsuccessful; the Company retains title and operational control over the Toukhmanuk and Getik properties it will continue to consider proceeding with CR or otherwise developing the properties.

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

Besides the funding from agreements with Amarant Mining Ltd. and Contender Kapital, AB there are no firm commitments from third parties to provide additional financing and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

New Accounting Standards

Please see Note 2 of the Notes to Financial Statements in this quarterly report concerning new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $542,750 and $545,660, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2012 and December 31, 2011.  As of March 31, 2012 and December 31, 2011, the Company had approximately $63,400 and $16,300, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2012 and as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration  under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006. The forum for this arbitration is New York City, and the hearing is currently still pending.  On June 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on June 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and a certificate of default has been entered in favor of the Company.  In addition, and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C. ("ICSID"), on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted alicense for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008, GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, which were discontinued as of May 2, 2008. This agreement does not affect the pending ICC arbitration or litigation involving similar subject matter.

Based on a  representation by Caldera, on June 17, 2010, Global Gold Corporation and its subsidiary, GGM, LLC (collectively “Global”) and Caldera Resources, Inc. (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008, and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and the performance of work at the property as submitted and approved in the mining plan, which includes mining of 50,000 tonnes of mineralized rock per year, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

The joint venture agreement provided that Caldera would be solely responsible for license compliance and conducting the approved mining plan, and that “[i]n the event that Caldera does not, or is otherwise unable to, pursue this project and pay to Global Gold the amounts provided for hereunder, Caldera’s rights to the Property and the shares of Marjan-Caldera Mining LLC shall be forfeited and replaced by a Net Smelter Royalty (the “NSR”).” Caldera did not meet the threshold to earn any NSR under the agreement, and its notice of license non-compliance as well as its failure to pay resulted in an automatic termination of its rights by operation of the agreement.  The agreement provided that Caldera would deliver 500,000 of its shares to Global, “subject to final approvals of this agreement by the TSX Venture Exchange.” Caldera advised that the TSX Venture Exchange approval was issued in June and Caldera failed to deliver the shares.  Subject to a 30 day extension if it could not raise the funds in capital markets, Caldera agreed to make a $300,000 payment to the Company on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, June 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, June 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.  Caldera raised sufficient funds, but did not make these payments.

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

In a final, non-appealable decision issued and effective February 8, 2012, the Armenian Court of Cassation affirmed the July 29, 2011 Armenian trial court and December 12, 2012 Court of Appeals decisions which ruled that Caldera's registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with GGM.  The official versions of the Armenian Court decisions are available through http://www.datalex.am/ .

On March 29, 2012, in the independent New York City arbitration case Global Gold received a favorable ruling in its arbitration proceeding in New York with Caldera, see Exhibit 10.48. The arbitrator issued a Partial Final Award which orders the Marjan Property in Armenia to revert to GGM based on the two failures to meet conditions precedent to the March 24, 2010 agreement.  First, Caldera failed and refused to deliver the 500,000 shares to Global. Second, Caldera did not submit the final joint venture agreement to the TSX-V for approval until the middle of the arbitration proceedings, instead relying on superseded versions in its regulatory submissions and submitting “Form 5Cs” to the TSX-V which were false representations of Caldera’s obligations to Global.    The Partial Award states “By misrepresenting its payment obligations to the TSX-V, Caldera painted a false financial picture to the TSX-V and the investing public.”  In addition, the arbitrator found that had he not come to the conclusions above, “Caldera and its officers effectively breached the JV Agreement and the terms of the Limited Liability Agreement” in multiple ways, including Caldera’s failure to make quarterly payments to Global.  The award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currenlty set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.

As of the filing date of this report, Global has reestablished control of Marjan Mining Company and the Marjan property, is proceeding with plans to mine in compliance with the mining license, and is implementing additional exploration.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $175,000 at March 31, 2012 and December 31, 2011.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $85,000 at March 31, 2012 and December 31, 2011.  The Company is currently, and will continue to, vigorously defend its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

On February 6, 2012, the Company received consent from shareholders representing a majority over 65% of its outstanding Common Stock to transfer the 100% interest in Mego-Gold, LLC and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company, owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”). Global Gold Corporation will retain 51% of the shares of GGCR, which will be a subsidiary of the Company, with cash contributions being made by CRA, which will hold a minority interest in GGCR.

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  March 31, 2012 and as of December 31, 2012; Statements of Operations and Comprehensive Loss for the three months ended March 31, 2012 and March 31, 2011, and for the exploration stage period from January 1, 1995 through March 31, 2012, and Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011, and for the exploration stage period from January 1, 1995 through March 31, 2012 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(29) Incorporated herein by reference to Exhibit 10.35 to the Company's annual report on 10-K for the year ended December 31, 2011 filed with the SEC on April 16, 2012.

(30) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(31) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(32) Incorporated herein by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(33) Incorporated herein by reference to Exhibit 10.6 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(34) Incorporated herein by reference to Exhibit 10.7 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(35) Incorporated herein by reference to Exhibit 10.8 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(36) Incorporated herein by reference to Exhibit 10.9 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(37) Incorporated herein by reference to Exhibit 10.10 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(38) Incorporated herein by reference to Exhibit 10.11 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(39) Incorporated herein by reference to Exhibit 10.12 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(40) Incorporated herein by reference to Exhibit 10.13 to the Company's current report on Form 8-K filed with the SEC on February 23, 2012.

(41) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on March 2, 2012.

(42) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on March 29, 2012.

(43) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the SEC on April 13, 2012.

(44) Incorporated herein by reference to Exhibit 99.2 to the Company's current report on Form 8-K filed with the SEC on April 13, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: May 21, 2012	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer