Form 10-Q/A
period 2011-06-30
GLOBAL GOLD CORP
filed 2012-06-22
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
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
(Issuer’s telephone number)

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

As of August 18, 2011 there were 83,040,475 shares of the issuer’s Common Stock outstanding.

GLOBAL GOLD CORPORATION

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amended Filing") amends Global Gold Corporation's (the "Company") Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, originally filed on August 22, 2011 (the "Original Filing").

As disclosed in the Company's Report on Form 8-K, dated April 13, 2012, the Company is required to amend its financial statements for the fiscal quarters ended June 30, 2011 and September 30, 2011 to reflect amounts received pursuant to various agreements relating to the Company's joint venture with Consolidated Resources USA LLC and affiliates as liabilities pending the closing or termination of the contemplated joint venture.  The purpose of this filing is to reclassify such amount, $2,047,460 as of June 30, 2011, as a liability.  See Note 2 and Note 8 of the Company's Unaudited Consolidated Notes to Financial Statements.  As a result of this reclassification, Other Income in the financial statements decreased by $1,972,460, General and Administrative expense increased by $75,000, and the Net Loss and Comprehensive Loss increased by $2,047,460.  The Net Loss Per Share increased to $0.03. The adjustments for the three months ended June 30, 2011 also includes a $250,000 correction for presentation purposes to reflect the proper classification for Other Income of the original accounting. This has no effect on the restated financials since these amended financials reflect the entire amount reclassified as a liability.

In accordance with Rule 12b-15 under the Exchange Act, each item of the Original Filing that is amended by this Amended Filing is also restated in its entirety, and this Amended Filing is accompanied by currently dated certifications on Exhibits 31.1, 31.2, and 32.1 by the Company’s Chief Executive Officer and Chief Financial Officer.  Except as described above, this Amended Filing does not amend, update, or change any items, financial statements, or other disclosures in the Original Filing, and does not reflect events occurring after the filing of the Original Filing.  Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with the Original Filing and our other SEC filings subsequent to the filing of the Original Filing.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2011 and as of December 31, 2010 (Audited)	3

	Consolidated Statements of Operations for the three months and six months ended June 30, 2011 and June 30, 2010 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2011	4

	Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2011 and June 30, 2010 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2011	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	33

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(As Restated - See Note 2)
CURRENT ASSETS:
Cash	$334,446	$14,083
Inventories	826,652	740,096
Tax refunds receivable	123,531	106,910
Prepaid expenses	13,975	7,705
Other current assets	98,165	38,369
TOTAL CURRENT ASSETS	1,396,769	907,163

LICENSES, net of accumulated amortization of $1,991,813 and $1,842,655, respectively	1,218,123	1,367,281
ASSETS HELD FOR SALE, net of accumulated amortization of $540,518 and $498,939, respectively	1,123,127	1,164,226
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,089,143	1,002,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,641,676 and $2,442,299, respectively	1,206,055	1,570,241
	$6,033,217	$6,011,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,013,050	$2,263,998
Wages payable	765,445	1,024,423
Employee loans	273,645	286,170
Advance from customer	168,722	168,722
Deposit on sale of property	1,000,000	250,000
Minority interest in joint venture pending	2,047,460	-
Secured line of credit - short term portion	684,000	588,000
Current portion of note payable to Directors	4,127	27,627
TOTAL CURRENT LIABILITIES	6,956,449	4,608,940

SECURED LINE OF CREDIT - LONG TERM PORTION	1,857,615	2,238,486

TOTAL LIABILITIES	8,814,064	6,847,426

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 83,040,475 and 79,190,475 at June 30, 2011 and December 31, 2010, respectively, shares issued and outstanding	83,041	79,191
Additional paid-in-capital	37,659,145	37,064,893
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(40,123,194)	(37,643,409)
Accumulated other comprehensive income	2,507,809	2,570,653
TOTAL STOCKHOLDERS' DEFICIT	(2,780,847)	(836,320)
	$6,033,217	$6,011,106

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative amount
					from
	Three Months Ended		Six Months Ended		January 1, 1995
	June 30,		June 30,		through
	2011	2010	2011	2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated - See Note 2)		(As Restated - See Note 2)		(As Restated - See Note 2)
REVENUES	$-	$-	$-	$94,943	$551,152

COST OF GOODS SOLD	-	-	-	32,855	189,998

GROSS PROFIT	-	-	-	62,088	361,154

(INCOME)/EXPENSES:
General and administrative	932,465	420,766	1,350,272	823,070	22,783,599
Mining and exploration costs	404,949	129,283	476,576	215,714	15,070,565
Amortization and depreciation	193,680	274,337	429,027	544,861	5,534,107
Write-off on investment	-	-	-	-	176,605
Gain on sale of investment	-	-	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	(192,977)	-	(192,977)	(2,523,701)
Interest expense	109,977	156,044	224,316	289,609	1,907,950
Bad debt expense	-	-	-	-	151,250
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest income	(379)	(1,751)	(406)	(1,833)	(364,557)
TOTAL (INCOME)/EXPENSES	1,640,692	785,702	2,479,785	1,678,444	39,860,126

Income/(Loss) from Continuing Operations	(1,640,692)	(785,702)	(2,479,785)	(1,616,356)	(39,498,972)

Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Income/(Loss) Applicable to Common Shareholders	(1,640,692)	(785,702)	(2,479,785)	(1,616,356)	(40,123,193)

Foreign currency translation adjustment	(104,943)	34,995	(62,844)	178,590	2,154,335
Unrealized gain/(loss) on investments	-	(5,477)	-	(5,477)	353,475

Comprehensive Net Income/(Loss)	$(1,745,635)	$(756,184)	$(2,542,629)	$(1,443,243)	$(37,615,383)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)	$(0.03)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING -BASIC AND DILUTED	79,613,002	41,152,856	79,402,906	41,152,856

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	January 1, 2011	January 1, 2010	January 1, 1995
	through	through	through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated - See Note 2)		(As Restated - See Note 2)
OPERATING ACTIVITIES:
Net loss	$(2,479,785)	$(1,616,356)	$(40,123,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	28,376	30,526	3,876,343
Stock option expense	4,726	4,726	1,191,716
Amortization expense	190,737	232,307	2,758,015
Depreciation expense	238,290	312,554	3,002,000
Stock based compensation	240,000	-	306,613
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	(192,977)	(2,473,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	(256,191)	16,582	(2,481,783)
Accounts payable and accrued expenses	(289,228)	344,340	2,731,041
Accrued interest	25,755	247,314	1,099,702
Wages payable	41,022	151,623	1,065,445
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,256,298)	(469,361)	(31,396,117)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,156)	(104,855)	(4,541,713)
Proceeds from sale of mining interest	750,000	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	2,047,460	-	2,047,460
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)
NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	2,794,304	(104,855)	585,305

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	432,246	168,722
Proceeds from secured line of credit	-	2,500,000	3,189,374
Repayment of secured line of credit	(244,441)	-	(885,778)
Note payable to Directors	(23,500)	32,500	4,379,829
Warrants exercised	25,000	-	2,597,250
NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	(242,941)	2,964,746	27,579,501

EFFECT OF EXCHANGE RATE ON CASH	25,298	84,654	3,554,405

NET INCREASE IN CASH	320,363	2,475,184	323,094

CASH AND CASH EQUIVALENTS - beginning of period	14,083	29,551	11,352

CASH AND CASH EQUIVALENTS - end of period	$334,446	$2,504,735	$334,446

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$197,396	$6,237	$540,535

Noncash Transactions:

Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$300,000	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

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

The consolidated financial statements at June 30, 2011, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $551,152 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses of approximately $40 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at June 30, 2011 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

2. RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENT

The Company is hereby restating its quarterly financial statements as of June 30, 2011, originally filed on August 22, 2011.  The purpose of this filing is to reflect amounts received pursuant to various agreements relating to the Company's joint venture with Consolidated Resources USA LLC and affiliates as liabilities pending the closing or termination of the contemplated joint venture.  The Company has reclassified the related amounts, $2,047,460 as of June 30, 2011, as a liability (see Note 8).  As a result of this reclassification, Other Income in the financial statements decreased by $1,972,460, General and Administrative expense increased by $75,000, and the Net Loss and Comprehensive Loss increased by $2,047,460.  The Net Loss Per Share increased to $0.03. The adjustments for the three months ended June 30, 2011 also includes a $250,000 correction for presentation purposes to reflect the proper classification for Other Income of the original accounting. This has no effect on the restated financials since these amended financials reflect the entire amount reclassified as a liability.

The following tables present the reclassifications made herein of the Companys previously issued condensed consolidated balance sheet, consolidated statement of operations and comprehensive loss, and consolidated statement of cash flows as of June 30, 2011.

	CONSOLIDATED BALANCE SHEET
	June 30, 2011
	(Unaudited)

	Previously
	Reported	Adjustments	As Restated
ASSETS

CURRENT ASSETS:
Cash	$334,446	$-	$334,446
Inventories	826,652	-	826,652
Tax refunds receivable	123,531	-	123,531
Prepaid expenses	13,975	-	13,975
Other current assets	98,165	-	98,165
TOTAL CURRENT ASSETS	1,396,769	-	1,396,769

LICENSES, net of accumulated amortization of $1,991,813 and $1,842,655, respectively	1,218,123	-	1,218,123
ASSETS HELD FOR SALE, net of accumulated amortization of $540,518 and $498,939, respectively	1,123,127	-	1,123,127
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,089,143	-	1,089,143
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,641,676 and $2,442,299, respectively	1,206,055	-	1,206,055

	$6,033,217	$-	$6,033,217

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,013,050	$-	$2,013,050
Wages payable	765,445	-	765,445
Employee loans	273,645	-	273,645
Advance from customer	168,722	-	168,722
Deposit on sale of property	1,000,000	-	1,000,000
Minority interest in joint venture pending	-	2,047,460	2,047,460
Secured line of credit - short term portion	684,000	-	684,000
Current portion of note payable to Directors	4,127	-	4,127
TOTAL CURRENT LIABILITIES	4,908,989	2,047,460	6,956,449

SECURED LINE OF CREDIT - LONG TERM PORTION	1,857,615	-	1,857,615

TOTAL LIABILITIES	6,766,604	2,047,460	8,814,064

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 83,040,475 and 79,190,475 at June 30, 2011 and December 31, 2010, respectively, shares issued and outstanding	83,041	-	83,041
Additional paid-in-capital	37,659,145	-	37,659,145
Accumulated deficit prior to development stage	(2,907,648)	-	(2,907,648)
Deficit accumulated during the development stage	(38,075,734)	(2,047,460)	(40,123,194)
Accumulated other comprehensive income	2,507,809	-	2,507,809
TOTAL STOCKHOLDERS' DEFICIT	(733,387)	(2,047,460)	(2,780,847)
	$6,033,217	$-	$6,033,217

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

(INCOME)/EXPENSES:
General and administrative	857,465	75,000	932,465
Mining and exploration costs	404,949	-	404,949
Amortization and depreciation	193,680	-	193,680
Write-off on investment	-	-	-
Gain on sale of investment	-	-	-
Loss/(Gain) from investment in joint ventures	-	-	-
Interest expense	109,977	-	109,977
Bad debt expense	-	-	-
Loss on foreign exchange	-	-	-
Gain on extinguishment of debt	-	-	-
Other income	(1,722,460)	1,972,460	-
		(250,000)
Interest income	(379)	-	(379)

TOTAL (INCOME)/EXPENSES	(156,768)	1,797,460	1,640,692

Income/(Loss) from Continuing Operations	156,768	(1,797,460)	(1,640,692)

Discontinued Operations:
Loss from discontinued operations	-	-	-
Loss on disposal of discontinued operations	-	-	-

Net Income/(Loss) Applicable to Common Shareholders	156,768	(1,797,460)	(1,640,692)

Foreign currency translation adjustment	(104,943)	-	(104,943)
Unrealized gain/(loss) on investments	-	-	-

Comprehensive Net Income/(Loss)	$51,825	$(1,797,460)	$(1,745,634)

NET LOSS PER SHARE:
BASIC	$0.00		$(0.02)
DILUTED	$0.00		$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	79,613,002		79,613,002
DILUTED	82,213,002		79,613,002

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated

REVENUES	$-	$-		$-

COST OF GOODS SOLD	-	-		-

GROSS PROFIT	-	-		-

(INCOME)/EXPENSES:
General and administrative	1,275,272	75,000		1,350,272
Mining and exploration costs	476,576	-		476,576
Amortization and depreciation	429,027	-		429,027
Write-off on investment	-	-		-
Gain on sale of investment	-	-		-
Loss/(Gain) from investment in joint ventures	-	-		-
Interest expense	224,316	-		224,316
Bad debt expense	-	-		-
Loss on foreign exchange	-	-		-
Gain on extinguishment of debt	-	-		-
Other income	(1,972,460)	1,972,460		-
Interest income	(406)	-		(406)

TOTAL (INCOME)/EXPENSES	432,325	2,047,460		2,479,785

Income/(Loss) from Continuing Operations	(432,325)	(2,047,460)		(2,479,785)

Discontinued Operations:
Loss from discontinued operations	-	-		-
Loss on disposal of discontinued operations	-	-		-

Net Income/(Loss) Applicable to Common Shareholders	(432,325)	(2,047,460)		(2,479,785)

Foreign currency translation adjustment	(62,844)	-		(62,844)
Unrealized gain/(loss) on investments	-	-		-
			$
Comprehensive Net Income/(Loss)	(495,169)	$(2,047,460)		$(2,542,629)

NET LOSS PER SHARE:			$
BASIC	$(0.01)			$(0.03)
DILUTED	(0.01)			$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING
BASIC	79,613,002			79,613,002
DILUTED	79,613,002			79,613,002

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CUMULATIVE AMOUNT FROM JANUARY 1, 1995 THROUGH JUNE 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated

REVENUES	$551,152	$-	$551,152

COST OF GOODS SOLD	189,998	-	189,998

GROSS PROFIT	361,154	-	361,154

(INCOME)/EXPENSES:
General and administrative	22,708,599	75,000	22,783,599
Mining and exploration costs	15,070,565	-	15,070,565
Amortization and depreciation	5,534,107	-	5,534,107
Write-off on investment	176,605	-	176,605
Gain on sale of investment	(2,779,778)	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	(2,523,701)	-	(2,523,701)
Interest expense	1,907,950	-	1,907,950
Bad debt expense	151,250	-	151,250
Loss on foreign exchange	193,852	-	193,852
Gain on extinguishment of debt	(289,766)	-	(289,766)
Other income	(1,972,460)	1,972,460	-
Interest income	(364,557)	-	(364,557)

TOTAL (INCOME)/EXPENSES	37,812,666	2,047,460	39,860,126

Income/(Loss) from Continuing Operations	(37,451,512)	(2,047,460)	(39,498,972)

Discontinued Operations:
Loss from discontinued operations	386,413	-	386,413
Loss on disposal of discontinued operations	237,808	-	237,808

Net Income/(Loss) Applicable to Common Shareholders	(38,075,733)	(2,047,460)	(40,123,193)

Foreign currency translation adjustment	2,154,335	-	2,154,335
Unrealized gain/(loss) on investments	353,475	-	353,475

Comprehensive Net Income/(Loss)	$(35,567,923)	$(2,047,460)	$(37,615,383)

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net loss	$(432,325)	$(2,047,460)	$(2,479,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	28,376	-	28,376
Stock option expense	4,726	-	4,726
Amortization expense	190,737	-	190,737
Depreciation expense	238,290	-	238,290
Stock based compensation	240,000	-	240,000
Write-off of investment	-	-	-
Loss on disposal of discontinued operations	-	-	-
Gain from investment in joint ventures	-	-	-
Gain on extinguishment of debt	-	-	-
Gain on sale of investments	-	-	-
Bad debt expense	-	-	-
Other non-cash expenses	-	-	-
Changes in assets and liabilities:
Other current and non current assets	(256,191)	-	(256,191)
Accounts payable and accrued expenses	(289,228)	-	(289,228)
Accrued interest	25,755	-	25,755
Wages payable	41,022	-	41,022

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(208,838)	(2,047,460)	(2,256,298)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,156)	-	(3,156)
Proceeds from sale of mining interest	750,000	-	750,000
Proceeds from sale of Tamaya Common Stock	-	-	-
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	-
Proceeds from the sale of minority interest in joint venture pending	-	2,047,460	2,047,460
Investment in joint ventures	-	-	-
Investment in mining licenses	-	-	-

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	746,844	2,047,460	2,794,304

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	-
Repurchase of common stock	-	-	-
Advance from customer	-	-	-
Proceeds from secured line of credit	-	-	-
Repayment of secured line of credit	(244,441)	-	(244,441)
Note payable to Directors	(23,500)	-	(23,500)
Warrants exercised	25,000	-	25,000

NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	(242,941)	-	(242,941)

EFFECT OF EXCHANGE RATE ON CASH	25,298	-	25,298

NET INCREASE IN CASH	320,363	-	320,363

CASH AND CASH EQUIVALENTS - beginning of period	14,083	-	14,083

CASH AND CASH EQUIVALENTS - end of period	$334,446	$-	$334,446

CONSOLIDATED STATEMENTS OF CASH FLOWS
CUMULATIVE AMOUNT FROM JANUARY 1, 1995 THROUGH JUNE 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net loss	$(38,075,734)	$(2,047,460)	$(40,123,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	3,876,343	-	3,876,343
Stock option expense	1,191,716	-	1,191,716
Amortization expense	2,758,015	-	2,758,015
Depreciation expense	3,002,000	-	3,002,000
Stock based compensation	306,613	-	306,613
Write-off of investment	176,605	-	176,605
Loss on disposal of discontinued operations	237,808	-	237,808
Gain from investment in joint ventures	(2,473,701)	-	(2,473,701)
Gain on extinguishment of debt	(289,766)	-	(289,766)
Gain on sale of investments	(2,779,778)	-	(2,779,778)
Bad debt expense	151,250	-	151,250
Other non-cash expenses	155,567	-	155,567
Changes in assets and liabilities:
Other current and non current assets	(2,481,783)	-	(2,481,783)
Accounts payable and accrued expenses	2,731,041	-	2,731,041
Accrued interest	1,099,702	-	1,099,702
Wages payable	1,065,445	-	1,065,445

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(29,348,657)	(2,047,460)	(31,396,117)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,541,713)	-	(4,541,713)
Proceeds from sale of mining interest	3,891,155	-	3,891,155
Proceeds from sale of Tamaya Common Stock	4,957,737	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	246,767	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	2,047,460	2,047,460
Investment in joint ventures	(260,000)	-	(260,000)
Investment in mining licenses	(5,756,101)	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	(1,462,155)	2,047,460	585,305

FINANCING ACTIVITIES:
Net proceeds from private placement offering	18,155,104	-	18,155,104
Repurchase of common stock	(25,000)	-	(25,000)
Advance from customer	168,722	-	168,722
Proceeds from secured line of credit	3,189,374	-	3,189,374
Repayment of secured line of credit	(885,778)	-	(885,778)
Note payable to Directors	4,379,829	-	4,379,829
Warrants exercised	2,597,250	-	2,597,250

NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	27,579,501	-	27,579,501

EFFECT OF EXCHANGE RATE ON CASH	3,554,405	-	3,554,405

NET INCREASE IN CASH	323,094	-	323,094

CASH AND CASH EQUIVALENTS - beginning of period	11,352	-	11,352

CASH AND CASH EQUIVALENTS - end of period	$334,446	$-	$334,446

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The following table summarizes the computations reconciling net loss to comprehensive loss for the six months ended June 30, 2011 and 2010.

	Six Months Ending June 30,
	2011	2010
	(As Restated - See Note 2)
Net loss	$(2,479,785)	$(1,616,356)

Foreign currency translation adjustment	(62,844)	178,590

Unrealized gain arising	-	(5,477)

Comprehensive loss	$(2,542,629)	$(1,443,243)

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

4. PROPERTY, PLANT AND EQUIPMENT

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

5. OTHER RECEIVABLE

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

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

8. MINORITY INTEREST IN JOINT VENTURE PENDING

The Company received $2,047,460 from a joint venture of the $5,000,000 total commitment, as fully described below, and is carrying this $2,047,460 as a liability pending closing or termination of the joint venture.  Subject to satisfaction of the contractual terms and conditions, the joint venture agreement calls for a closing date of April 26, 2012.

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

9.  SECURED LINE OF CREDIT

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

10. SEGMENT REPORTING BY GEOGRAPHIC AREA

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

11. CONCENTRATION RISK

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

12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

13. AGREEMENTS

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

15. SUBSEQUENT EVENTS

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

During the six month period ended June 30, 2011, the Company's administrative and other expenses were $1,350,272 which represented an increase of $527,202 from $823,070 in the same period last year. The expense increase was primarily attributable increased stock compensation expense of $292,850, legal expense of $90,244 and professional fees of $56,500.

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

GLOBAL GOLD CORPORATION

Date: June 22, 2012	By:	/s/ Van Z. Krikorian
Van Z. Krikorian
Chairman and Chief Executive Officer