Form 10-Q/A
period 2011-09-30
GLOBAL GOLD CORP
filed 2012-07-02
CIK 319671

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

GLOBAL GOLD CORPORATION

Amendment No. 1 to the Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2011

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the "Amended Filing") amends Global Gold Corporation's (the "Company") Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, originally filed on November 21, 2011 (the "Original Filing").

As disclosed in the Company's Report on Form 8-K, dated April 13, 2012, the Company is required to amend its financial statements for the fiscal quarters ended June 30, 2011 and September 30, 2011 to reflect amounts received pursuant to various agreements relating to the Company's joint venture with Consolidated Resources USA LLC and affiliates as liabilities pending the closing or termination of the contemplated joint venture.  The purpose of this filing is to reclassify such amount, $3,687,460 as of September 30, 2011, as a liability under Minority Interest in Joint Venture Pending.  See Note 2 and Note 8 of the Company's Unaudited Consolidated Notes to Financial Statements.  As a result of this reclassification, Deficit Accumulated During the Development Stage increased by a like amount as did Total Stockholders’ Deficit.  In addition, Other Income in the financial statements decreased by $3,612,460 to $0, General and Administrative expense increased by $75,000, Total (Income)Expense increased by the total of $3,687,460, and the Net Loss and Comprehensive Loss increased by $3,687,460.  The Net Loss Per Share increased to $0.06.

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

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2011 and as of December 31, 2010 (Audited)	4

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2011 and September 30, 2010 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2011	5

	Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2011 and September 30, 2010 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2011	6

	Notes to Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis or Plan of Operation	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
	(As Restated - See Note 2)
CURRENT ASSETS:
Cash	$226,660	$14,083
Inventories	901,572	740,096
Tax refunds receivable	134,084	106,910
Prepaid expenses	13,907	7,705
Other current assets	68,548	38,369
TOTAL CURRENT ASSETS	1,344,771	907,163

LICENSES, net of accumulated amortization of $2,066,392 and $1,842,655, respectively	1,143,544	1,367,281
ASSETS HELD FOR SALE, net of accumulated amortization of $540,518 and $498,939, respectively	1,123,127	1,164,226
DEPOSITS ON CONTRACTS AND EQUIPMENT	590,878	1,002,195
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,710,009 and $2,442,299, respectively	1,288,041	1,570,241

	$5,490,361	$6,011,106

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,320,205	$2,263,998
Wages payable	796,284	1,024,423
Employee loans	259,400	286,170
Advance from customer	168,722	168,722
Deposit on sale of property	1,000,000	250,000
Minority interest in joint venture pending	3,687,460	-
Secured line of credit - short term portion	684,000	588,000
Current portion of note payable to Directors	11,673	27,627
TOTAL CURRENT LIABILITIES	8,927,744	4,608,940

SECURED LINE OF CREDIT - LONG TERM PORTION	1,667,835	2,238,486

TOTAL LIABILITIES	10,595,579	6,847,426

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 83,040,475 and 79,190,475 at September 30, 2011 and December 31, 2010, respectively, shares issued and outstanding	83,041	79,191
Additional paid-in-capital	37,675,696	37,064,893
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(42,304,356)	(37,643,409)
Accumulated other comprehensive income	2,348,049	2,570,653

TOTAL STOCKHOLDERS' DEFICIT	(5,105,218)	(836,320)

	$5,490,361	$6,011,106

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

					Cumulative amount from
					January 1, 1995
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated - See Note 2)		(As Restated - See Note 2)		(As Restated - See Note 2)

REVENUES	$-	$-	$-	$94,943	$551,152

COST OF GOODS SOLD	-	-	-	32,855	189,998

GROSS PROFIT	-	-	-	62,088	361,154

(INCOME)/EXPENSES:
General and administrative	846,431	519,914	2,196,703	1,342,984	23,630,030
Mining and exploration costs	1,067,263	139,599	1,543,839	355,312	16,137,828
Amortization and depreciation	162,931	228,405	591,958	773,266	5,697,038
Write-off on investment	-	-	-	-	176,605
Gain on sale of investment	-	-	-	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	-	-	-	(192,977)	(2,523,701)
Interest expense	104,805	236,546	329,121	526,155	2,012,755
Bad debt expense	-	-	-	-	151,250
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest income	(268)	-	(674)	(1,833)	(364,825)

TOTAL (INCOME)/EXPENSES	2,181,163	1,124,464	4,660,947	2,802,907	42,041,289

Income/(Loss) from Continuing Operations	(2,181,163)	(1,124,464)	(4,660,947)	(2,740,819)	(41,680,135)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Income/(Loss) Applicable to Common Shareholders	(2,181,163)	(1,124,464)	(4,660,947)	(2,740,819)	(42,304,356)

Foreign currency translation adjustment	(159,760)	(336,510)	(222,604)	(157,920)	1,994,575
Unrealized gain/(loss) on investments	-	(25,636)	-	(31,113)	353,475

Comprehensive Net Income/(Loss)	$(2,340,923)	$(1,486,610)	$(4,883,551)	$(2,929,852)	$(39,956,306)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.03)	$(0.06)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	83,040,475	41,206,334	80,487,911	41,170,878

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative amount
			from
	January 1, 2011	January 1, 2010	January 1, 1995
	through	through	through
	September 30, 2011	September 30, 2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated - See Note 2)		(As Restated - See Note 2)
OPERATING ACTIVITIES:
Net loss	$(4,660,947)	$(2,740,819)	$(42,304,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	42,564	46,822	3,890,531
Stock option expense	7,089	59,589	1,194,079
Amortization expense	265,316	348,465	2,832,594
Depreciation expense	326,642	424,801	3,090,352
Stock based compensation	240,000	-	306,613
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	(192,977)	(2,473,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,779,778)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	186,285	(1,496,714)	(2,039,307)
Accounts payable and accrued expenses	(7,731)	433,430	3,012,538
Accrued interest	37,168	349,981	1,111,115
Wages payable	71,861	389,482	1,096,284
NET CASH FLOWS USED IN OPERATING ACTIVITIES	(3,491,753)	(2,377,940)	(32,631,572)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(186,914)	-	(4,725,471)
Proceeds from sale of mining interest	750,000	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	3,687,460	-	3,687,460
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)
NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	4,250,546	-	2,041,547

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	432,246	168,722
Proceeds from secured line of credit	-	2,167,523	3,189,374
Repayment of secured line of credit	(410,976)	-	(1,052,313)
Note payable to Directors	(15,954)	92,500	4,387,375
Warrants exercised	25,000	-	2,597,250
NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	(401,930)	2,692,269	27,420,512

EFFECT OF EXCHANGE RATE ON CASH	(144,286)	85,033	3,384,821

NET INCREASE IN CASH	212,577	399,362	215,308

CASH AND CASH EQUIVALENTS - beginning of period	14,083	29,551	11,352

CASH AND CASH EQUIVALENTS - end of period	$226,660	$428,913	$226,660

SUPPLEMENTAL CASH FLOW INFORMATION
Income taxes paid	$-	$-	$2,683
Interest paid	$197,396	$124,345	$540,535

Noncash Transactions:
Stock issued for deferred compensation	$-	$2,000	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$300,000	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

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

The consolidated financial statements at September 30, 2011, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $551,152 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses of approximately $42 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at September 30, 2011 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

2. RESTATEMENT OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENT

The Company is hereby restating its quarterly financial statements as of September 30, 2011, originally filed on November 21, 2011.  The purpose of this filing is to reflect amounts received pursuant to various agreements relating to the Company's joint venture with Consolidated Resources USA LLC and affiliates as liabilities pending the closing or termination of the contemplated joint venture.  The Company has reclassified the related amounts, $3,687,460 as of September 30, 2011, as a liability (see Note 8).  As a result of this reclassification, Other Income in the financial statements decreased by $3,612,460, General and Administrative expense increased by $75,000, and the Net Loss and Comprehensive Loss increased by $3,687,460.  The Net Loss Per Share increased to $0.03.

The following tables present the reclassifications made herein of the Company’s previously issued consolidated balance sheet, consolidated statement of operations and comprehensive loss, and consolidated statement of cash flows as of September 30, 2011.

CONSOLIDATED BALANCE SHEET
September 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated
ASSETS

CURRENT ASSETS:
Cash	$226,660	$-	$226,660
Inventories	901,572	-	901,572
Tax refunds receivable	134,084	-	134,084
Prepaid expenses	13,907	-	13,907
Other current assets	68,548	-	68,548
TOTAL CURRENT ASSETS	1,344,771	-	1,344,771

LICENSES, net of accumulated amortization of $2,066,392	1,143,544	-	1,143,544
ASSETS HELD FOR SALE, net of accumulated amortization of $540,518	1,123,127	-	1,123,127
DEPOSITS ON CONTRACTS AND EQUIPMENT	590,878	-	590,878
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,710,009	1,288,041	-	1,288,041

	$5,490,361	$-	$5,490,361

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,320,205	$-	$2,320,205
Wages payable	796,284	-	796,284
Employee loans	259,400	-	259,400
Advance from customer	168,722	-	168,722
Deposit on sale of property	1,000,000	-	1,000,000
Minority interest in joint venture pending	-	3,687,460	3,687,460
Secured line of credit - short term portion	684,000	-	684,000
Current portion of note payable to Directors	11,673	-	11,673
TOTAL CURRENT LIABILITIES	5,240,284	3,687,460	8,927,744

SECURED LINE OF CREDIT - LONG TERM PORTION	1,667,835	-	1,667,835

TOTAL LIABILITIES	6,908,119	3,687,460	10,595,579

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 83,040,475 at June 30, 2011 shares issued and outstanding	83,041	-	83,041
Additional paid-in-capital	37,675,696	-	37,675,696
Accumulated deficit prior to development stage	(2,907,648)	-	(2,907,648)
Deficit accumulated during the development stage	(38,616,896)	(3,687,460)	(42,304,356)
Accumulated other comprehensive income	2,348,049	-	2,348,049

TOTAL STOCKHOLDERS' DEFICIT	(1,417,758)	(3,687,460)	(5,105,218)

	$5,490,361	$-	$5,490,361

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated

REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

(INCOME)/EXPENSES:
General and administrative	846,431	-	846,431
Mining and exploration costs	1,067,263	-	1,067,263
Amortization and depreciation	162,931	-	162,931
Write-off on investment	-	-	-
Gain on sale of investment	-	-	-
Loss/(Gain) from investment in joint ventures	-	-	-
Interest expense	104,805	-	104,805
Bad debt expense	-	-	-
Loss on foreign exchange	-	-	-
Gain on extinguishment of debt	-	-	-
Other income	(1,640,000)	1,640,000	-
Interest income	(268)	-	(268)

TOTAL (INCOME)/EXPENSES	541,162	1,640,000	2,181,163

Income/(Loss) from Continuing Operations	(541,162)	(1,640,000)	(2,181,163)

Discontinued Operations:
Loss from discontinued operations	-	-	-
Loss on disposal of discontinued operations	-	-	-

Net Income/(Loss) Applicable to Common Shareholders	(541,162)	(1,640,000)	(2,181,163)

Foreign currency translation adjustment	(159,760)	-	(159,760)
Unrealized gain/(loss) on investments	-	-	-

Comprehensive Net Income/(Loss)	$(700,922)	$(1,640,000)	$(2,340,923)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)		$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	83,040,475		83,040,475

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated

REVENUES	$-	$-		$-

COST OF GOODS SOLD	-	-		-

GROSS PROFIT	-	-		-

(INCOME)/EXPENSES:
General and administrative	2,121,703	75,000		2,196,703
Mining and exploration costs	1,543,839	-		1,543,839
Amortization and depreciation	591,958	-		591,958
Write-off on investment	-	-		-
Gain on sale of investment	-	-		-
Loss/(Gain) from investment in joint ventures	-	-		-
Interest expense	329,121	-		329,121
Bad debt expense	-	-		-
Loss on foreign exchange	-	-		-
Gain on extinguishment of debt	-	-		-
Other income	(3,612,460)	3,612,460		-
Interest income	(674)	-		(674)

TOTAL (INCOME)/EXPENSES	973,487	3,687,460		4,660,947

Income/(Loss) from Continuing Operations	(973,487)	(3,687,460)		(4,660,947)

Discontinued Operations:
Loss from discontinued operations	-	-		-
Loss on disposal of discontinued operations	-	-		-

Net Income/(Loss) Applicable to Common Shareholders	(973,487)	(3,687,460)		(4,660,947)

Foreign currency translation adjustment	(222,604)	-		(222,604)
Unrealized gain/(loss) on investments	-	-		-
			$
Comprehensive Net Income/(Loss)	(1,196,091)	$(3,687,460)		$(4,883,551)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)			$(0.06)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	80,487,911			80,487,911

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
CUMULATIVE AMOUNT FROM JANUARY 1, 1995 THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated

REVENUES	$551,152	$-	$551,152

COST OF GOODS SOLD	189,998	-	189,998

GROSS PROFIT	361,154	-	361,154

(INCOME)/EXPENSES:
General and administrative	23,555,030	75,000	23,630,030
Mining and exploration costs	16,137,828	-	16,137,828
Amortization and depreciation	5,697,038	-	5,697,038
Write-off on investment	176,605	-	176,605
Gain on sale of investment	(2,779,778)	-	(2,779,778)
Loss/(Gain) from investment in joint ventures	(2,523,701)	-	(2,523,701)
Interest expense	2,012,755	-	2,012,755
Bad debt expense	151,250	-	151,250
Loss on foreign exchange	193,852	-	193,852
Gain on extinguishment of debt	(289,766)	-	(289,766)
Other income	(3,612,460)	3,612,460	-
Interest income	(364,825)	-	(364,825)

TOTAL (INCOME)/EXPENSES	38,353,828	3,687,460	42,041,289

Income/(Loss) from Continuing Operations	(37,992,674)	(3,687,460)	(41,680,135)
	`	`	`
Discontinued Operations:
Loss from discontinued operations	386,413	-	386,413
Loss on disposal of discontinued operations	237,808	-	237,808

Net Income/(Loss) Applicable to Common Shareholders	(38,616,895)	(3,687,460)	(42,304,356)

Foreign currency translation adjustment	1,994,575	-	1,994,575
Unrealized gain/(loss) on investments	353,475	-	353,475

Comprehensive Net Income/(Loss)	$(36,268,845)	$(3,687,460)	$(39,956,306)

CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net loss	$(973,487)	$(3,687,460)	$(4,660,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	42,564	-	42,564
Stock option expense	7,089	-	7,089
Amortization expense	265,316	-	265,316
Depreciation expense	326,642	-	326,642
Stock based compensation	240,000	-	240,000
Write-off of investment	-	-	-
Loss on disposal of discontinued operations	-	-	-
Gain from investment in joint ventures	-	-	-
Gain on extinguishment of debt	-	-	-
Gain on sale of investments	-	-	-
Bad debt expense	-	-	-
Other non-cash expenses	-	-	-
Changes in assets and liabilities:
Other current and non current assets	186,285	-	186,285
Accounts payable and accrued expenses	(7,731)	-	(7,731)
Accrued interest	37,168	-	37,168
Wages payable	71,861	-	71,861

NET CASH FLOWS PROVIDED BY/(USED) IN OPERATING ACTIVITIES	195,707	(3,687,460)	(3,491,753)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(186,914)	-	(186,914)
Proceeds from sale of mining interest	750,000	-	750,000
Proceeds from sale of Tamaya Common Stock	-	-	-
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	-
Proceeds from the sale of minority interest in joint venture pending	-	3,687,460	3,687,460
Investment in joint ventures	-	-	-
Investment in mining licenses	-	-	-

NET CASH PROVIDED BY INVESTING ACTIVITIES	563,086	3,687,460	4,250,546

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	-
Repurchase of common stock	-	-	-
Advance from customer	-	-	-
Proceeds from secured line of credit	-	-	-
Repayment of secured line of credit	(410,976)	-	(410,976)
Note payable to Directors	(15,954)	-	(15,954)
Warrants exercised	25,000	-	25,000

NET CASH FLOWS USED IN FINANCING ACTIVITIES	(401,930)	-	(401,930)

EFFECT OF EXCHANGE RATE ON CASH	(144,286)	-	(144,286)

NET INCREASE IN CASH	212,577	-	212,577

CASH AND CASH EQUIVALENTS - beginning of period	14,083	-	14,083

CASH AND CASH EQUIVALENTS - end of period	$226,660	$-	$226,660

CONSOLIDATED STATEMENTS OF CASH FLOWS
CUMULATIVE AMOUNT FROM JANUARY 1, 1995 THROUGH SEPTEMBER 30, 2011
(Unaudited)

	Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net loss	$(38,616,896)	$(3,687,460)	$(42,304,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	3,890,531	-	3,890,531
Stock option expense	1,194,079	-	1,194,079
Amortization expense	2,832,594	-	2,832,594
Depreciation expense	3,090,352	-	3,090,352
Stock based compensation	306,613	-	306,613
Write-off of investment	176,605	-	176,605
Loss on disposal of discontinued operations	237,808	-	237,808
Gain from investment in joint ventures	(2,473,701)	-	(2,473,701)
Gain on extinguishment of debt	(289,766)	-	(289,766)
Gain on sale of investments	(2,779,778)	-	(2,779,778)
Bad debt expense	151,250	-	151,250
Other non-cash expenses	155,567	-	155,567
Changes in assets and liabilities:
Other current and non current assets	(2,039,307)	-	(2,039,307)
Accounts payable and accrued expenses	3,012,538	-	3,012,538
Accrued interest	1,111,115	-	1,111,115
Wages payable	1,096,284	-	1,096,284

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(28,944,112)	(3,687,460)	(32,631,572)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(4,725,471)	-	(4,725,471)
Proceeds from sale of mining interest	3,891,155	-	3,891,155
Proceeds from sale of Tamaya Common Stock	4,957,737	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	246,767	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	3,687,460	3,687,460
Investment in joint ventures	(260,000)	-	(260,000)
Investment in mining licenses	(5,756,101)	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	(1,645,913)	3,687,460	2,041,547

FINANCING ACTIVITIES:
Net proceeds from private placement offering	18,155,104	-	18,155,104
Repurchase of common stock	(25,000)	-	(25,000)
Advance from customer	168,722	-	168,722
Proceeds from secured line of credit	3,189,374	-	3,189,374
Repayment of secured line of credit	(1,052,313)	-	(1,052,313)
Note payable to Directors	4,387,375	-	4,387,375
Warrants exercised	2,597,250	-	2,597,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,420,512	-	27,420,512

EFFECT OF EXCHANGE RATE ON CASH	3,384,821	-	3,384,821

NET INCREASE IN CASH	215,308	-	215,308

CASH AND CASH EQUIVALENTS - beginning of period	11,352	-	11,352

CASH AND CASH EQUIVALENTS - end of period	$226,660	$-	$226,660

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

The following table summarizes the computations reconciling net loss to comprehensive loss for the nine months ended September 30, 2011 and 2010.

	Nine Months Ending September 30,
	2011	2010

Net loss	$(4,660,947)	$(2,740,819)

Foreign currency translation adjustment	(222,604)	(157,920)

Unrealized gain arising	-	(31,113)

Comprehensive loss	$(4,883,551)	$(2,929,852)

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

5. OTHER RECEIVABLE

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

8. MINORITY INTEREST IN JOINT VENTURE PENDING

The Company received $3,687,460 from a joint venture of the $5,000,000 total commitment, as fully described below, and is carrying this $3,687,460 as a liability pending closing or termination of the joint venture.  Subject to satisfaction of the contractual terms and conditions, the joint venture agreement calls for a closing date of April 26, 2012.

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

The following summarizes identifiable assets by geographic area:

Assets table:

	September 30,	December 31,
	2011	2010

Armenia	$4,300,185	$4,833,042
Chile	1,123,986	1,165,085
United States	66,190	12,979

	$5,490,361	$6,011,106

The following summarizes operating losses before provision for income tax:

Net Loss table:

	September 30,	September 30,
	2011	2010

Armenia	$3,730,281	$1,569,068
Chile	62,701	165,172
United States	867,965	1,006,579

	$4,660,947	$2,740,819

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

GLOBAL GOLD CORPORATION

Date: July 2, 2012	By:	/s/ Van Z. Krikorian
Van Z. Krikorian
Chairman and Chief Executive Officer