Form 10-Q
period 2012-06-30
GLOBAL GOLD CORP
filed 2012-08-20
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 17, 2012 there were 86,542,975 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of June 30, 2012 and as of December 31, 2011 (Audited)	3

	Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and June 30, 2011 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2012	4

	Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2012 and June 30, 2011 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$152,712	$29,132
Inventories	635,272	758,435
Tax refunds receivable	108,550	109,133
Prepaid expenses	658	7,428
Receivable from sale, net of impairment of $3,250,000 and $3,950,000 respectively	-	50,000
Other current assets	59,914	63,964
TOTAL CURRENT ASSETS	957,106	1,018,092

LICENSES, net of accumulated amortization of $2,290,129 and $2,140,971, respectively	919,807	1,068,965
DEPOSITS ON CONTRACTS AND EQUIPMENT	398,614	460,047
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,757,805 and $2,812,304, respectively	1,122,105	1,174,880

	$3,397,632	$3,721,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,163,057	$2,674,458
Wages payable	795,309	741,932
Employee loans	170,101	256,456
Advance from customer	87,020	87,020
Minority interest in joint venture pending	5,000,000	5,000,000
Secured line of credit - short term portion	684,000	684,000
Convertible note payable	1,549,324	-
Current portion of note payable to Directors	66,500	-
TOTAL CURRENT LIABILITIES	11,515,311	9,443,866

SECURED LINE OF CREDIT - LONG TERM PORTION	960,697	1,422,178

TOTAL LIABILITIES	12,476,008	10,866,044

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 84,105,475 at June 30, 2012 and December 31, 2011, shares issued and outstanding	84,106	83,806
Additional paid-in-capital	37,911,884	37,819,082
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(46,691,702)	(44,180,174)
Accumulated other comprehensive income	2,524,984	2,040,874

TOTAL STOCKHOLDERS' DEFICIT	(9,078,376)	(7,144,060)

	$3,397,632	$3,721,984

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative amount from January 1, 1995 through
	2012	2011	2012	2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$632,854

COST OF GOODS SOLD	-	-	-	-	224,247

GROSS PROFIT	-	-	-	-	408,607

(INCOME)/EXPENSES:
General and administrative	748,525	932,465	2,217,371	1,350,272	26,952,708
Mining and exploration costs	102,681	404,949	701,511	476,576	17,221,281
Amortization and depreciation	142,415	193,680	289,954	429,027	6,134,493
Write-off on investment	-	-	-	-	176,605
Gain on sale of investment	(700,000)	-	(850,000)	-	(3,581,792)
Gain from investment in joint ventures	-	-	-	-	(2,373,701)
Interest expense	71,527	109,977	152,983	224,316	2,256,266
Bad debt expense	-	-	-	-	151,250
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest income	(139)	(379)	(291)	(406)	(365,109)

TOTAL EXPENSES	365,009	1,640,692	2,511,528	2,479,785	46,476,087

Loss from Continuing Operations	(365,009)	(1,640,692)	(2,511,528)	(2,479,785)	(46,067,480)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss Applicable to Common Shareholders	(365,009)	(1,640,692)	(2,511,528)	(2,479,785)	(46,691,701)

Foreign currency translation adjustment	(103,267)	(104,943)	484,110	(62,844)	2,171,511
Unrealized gain on investments	-	-	-	-	353,475

Comprehensive Net Loss	$(468,276)	$(1,745,635)	$(2,027,418)	$(2,542,629)	$(44,166,715)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.02)	$(0.03)	$(0.03)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	84,039,541	79,613,002	83,922,508	79,402,906

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	January 1, 2012 through June 30, 2012	January 1, 2011 through June 30, 2011	Cumulative amount from January 1, 1995 through June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(2,511,528)	$(2,479,785)	$(46,691,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	28,376	28,376	3,933,095
Stock option expense	4,726	4,726	1,201,168
Amortization expense	149,158	190,737	3,056,331
Depreciation expense	140,796	238,290	3,304,070
Stock based compensation	60,000	240,000	484,213
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	245,998	(256,191)	(1,533,327)
Accounts payable and accrued expenses	384,619	(289,228)	3,739,297
Accrued interest	17,625	25,755	1,137,909
Wages payable	53,377	41,022	795,309

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,426,853)	(2,256,298)	(35,197,666)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(220,497)	(3,156)	(4,994,362)
Proceeds from sale of mining interest	-	750,000	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	2,047,460	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	(220,497)	2,794,304	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(309,530)	(244,441)	(1,511,918)
Proceeds from convertible note payable	1,549,324	-	1,549,324
Note payable to Directors	66,500	(23,500)	4,442,202
Warrants exercised	-	25,000	2,632,250

NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	1,306,294	(242,941)	28,518,356

EFFECT OF EXCHANGE RATE ON CASH	464,636	25,298	3,735,474

NET INCREASE IN CASH	123,580	320,363	141,360

CASH AND CASH EQUIVALENTS - beginning of period	29,132	14,083	11,352

CASH AND CASH EQUIVALENTS - end of period	$152,712	$334,446	$152,712

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$132,038	$197,396	$763,540

Noncash Transactions:

Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$300,000	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697
The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

June 30, 2012

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through June 30, 2012.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2011 annual report on Form 10-K. The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2012. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at June 30, 2012, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $632,854 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses in excess of $46 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at June 30, 2012 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Global Gold is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. From 2003 until June 30, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as further described below, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves, in accordance with SEC Industry Guide 7, at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

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

In Chile, the Company is engaged in identifying gold exploration and production opportunities and has a bonus interest tied to gold production at the Pureo property.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012, and later extended to be effective May 22, 2012.  See Legal Proceedings for more information on the Marjan JV.

On August 1, 2005, GGM acquired 51% of the Armenian limited liability company Mego-Gold, LLC, which is the licensee for the Toukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, GGM acquired the remaining 49% interest of Mego-Gold, LLC, leaving GGM as the owner of 100% of Mego-Gold, LLC.  See Agreements for more information on Mego-Gold, LLC.

On January 31, 2006, GGM closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, GGM acquired the remaining 20% interest in Getik Mining Company, LLC, leaving GGM as the owner of 100% of Getik Mining Company, LLC.  See Agreements for more information on Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada.

On August 9, 2007 and August 19, 2007, the Company, through Minera Global, entered agreements to form a joint venture and on October 29, 2007, the Company closed its joint venture agreement with members of the Quijano family (“Quijano”) by which Minera Global assumed a 51% interest in the placer and hard rock gold Madre de Dios and Pureo properties in south central Chile, near Valdivia. The name of the joint venture company was Compania Minera Global Gold Valdivia S.C.M. (“Global Gold Valdivia” or “GGV”).  On August 14, 2009, the Company amended the above agreement whereby Global Gold Valdivia became wholly owned by the Company and retained only the Pureo Claims Block (approximately 8,200 hectares), transferring the Madre De Dios claims block to the sole ownership to members of the Quijano family.  On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in GGV which was amended (with Conventus and Amarant) and was closed on December 2, 2011.  See Agreements for more information on GGV.

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

On November 8, 2011 “GGCR Mining, LLC” was formed in Delaware as a 100%, wholly owned, subsidiary of Global Gold Consolidated Resources Limited.

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through June 30, 2012.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2012 and June 30, 2011.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2012 and June 30, 2011, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Ore	$531,408	$537,946
Concentrate	11,342	7,714
Materials, supplies and other	92,522	212,775
Total Inventories	$635,272	$758,435

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at June 30, 2012 and June 30, 2011 was 4,606,667 and 4,900,417, respectively.

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

For the six months ended June 30, 2012 and 2011, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2012 and 2011 was $93,102 and $273,102, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the six months ended June 30, 2012 and 2011.

	Six Months Ending June 30,
	2012	2011
Net loss	$(2,511,528)	$(2,479,785)
Unrealized loss arising during year	$484,110	$(62,844)
Comprehensive loss	$(2,027,418)	$(2,542,629)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2012 and 2011, the exchange rate for the Armenian Dram (AMD) was $418 AMD and $369 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At June 30, 2012 and 2011, amortization expense totaled $149,158 and $116,158, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has accrued approximately $34,000 as of June 30, 2012 and December 31, 2011 which it needs to pay towards it environmental costs which remain unpaid as of the date of this filing.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company did not recognize any revenue for the six months ended June 30, 2012 and 2011from sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the six months ended June 30, 2012 and 2011.

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

 3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Property, plant and equipment	$3,879,910	$3,987,184
Less accumulated depreciation	(2,757,805)	(2,812,304)
	$1,122,105	$1,174,880

The Company had depreciation expense for the six months ended June 30, 2012 and 2011 of $140,796 and $238,290, respectively.

4. OTHER RECEIVABLE

As of June 30, 2012 and December 31, 2011, the Company was owed $3,250,000 and $4,000,000, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile, and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company did not receive the $1,000,000 due on December 15, 2011, and has only received $850,000 of that payment as of August 17, 2012.  From April 1, 2012 through June 30, 2012, the Company was promised $150,000 from Amarant and its principal, Mr. Johan Ulander, of additional compensation in exchange for concessions given to Amarant and its principal, Mr. Johan Ulander, as more fully described below.  The Company wrote down the remaining $3,250,000 and $3,950,000 as of June 30, 2012 and December 31, 2011, respectively, as impairment as Amarant has yet to pay.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of June 30, 2012, the conditions have not been met by any of Amarant or Mr. Ulander.

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

Key terms included that Conventus shall pay $5.0 million USD over four years and two months  payable as follows: $250,000 on or before October 31, 2010; $250,000 on or before November 30, 2010; $500,000 at the closing on or before March 31, 2011; $1,000,000 on or before December 31, 2011; $1,000,000 on or before December 31, 2012; $1,000,000 on or before December 31, 2013; and $1,000,000 on or before December 31, 2014 until $5,000,000 in total has been paid.  If the sale did not close, the Company was responsible for repayment of the $500,000 in payments made prior to closing based on terms contingent upon the reason for the closing to not occur.  Payments to the Company will be secured. As of October 27, 2010, Conventus Ltd was solely responsible, at its own expense for all expenses and other matters required by contract or law to comply with conditions related to the Pureo property, and in particular with the July 24, 2009 contractual condition to commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement on or before August 15, 2011(subject to any time taken for permitting purposes).

As additional consideration, if within seven years, Conventus or any of its successors produces 150,000 ounces of gold from the GGV property or property in Chile which the Company assists GGV or Conventus in acquiring, then Conventus shall or shall cause GGV to pay the Company a one-off and once only $2,500,000 bonus within 60 days of achieving such production. The closing of the transaction was subject to a definitive agreement and agreement being reached with Mr. Ian Hague, with respect to his royalty to the satisfaction of Conventus.

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

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.  On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  Contender defaulted on its guaranty.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 additional compensation payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  On May 18, 2012, Amarant and its principal, Mr. Ulander, agreed to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.   On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source.  Also, the Company agreed to waive its right of first refusal with respect to transfer of GGV shares as part of this revision.  As a condition of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. These shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is no active trading market to value these shares, b) Amarant is a private company, c) we do not have access to the financials of Amarant to aid in calculating a value, and d) these shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain provisions of this sale agreement with Amarant.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2012 and December 31, 2011, the accounts payable and accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Drilling work payable	$210,021	$227,573
Accounts payable	2,817,887	2,305,609
Accrued expenses	135,149	141,276
	$3,163,057	$2,674,458

6. MINORITY INTEREST IN JOINT VENTURE PENDING

The Company received $5,000,000 from a joint venture, as more fully described below, and is carrying this $5,000,000 as a liability pending closing or termination of the joint venture.  Subject to satisfaction of the contractual terms and conditions, the joint venture agreement called for a closing date of April 26, 2012.  The Consolidated Resources joint venture is operationally defunct. The April 26, 2012 deadline set in the April 2011 JV Agreement to close the transaction has passed without a closing for several reasons including, but not limited to, the following. First, ABB bank whose consent was required did not provide its consent after CR and GGCRL failed to transfer funds to cover the April loan payment to ABB from Mego Gold as required of CR and GGCRL. The ABB Bank also requested the financial statements of the JV Companies (GGCRL and GGCR Mining) which were to replace Global Gold; those financial statements could not be delivered. (Global Gold arranged to cure the default occasioned by CR's and GGCRL's failure to make the agreed, budgeted loan payment.) Second, CR never submitted or had executed the complete resolutions and transfer documents necessary to close. Third, CR took the position that Global should transfer the shares of the companies holding the Toukhmanuk and Getik property assets without regard to the other JV Agreement contractual terms and without the JV Company being capitalized; Global Gold and its attorneys considered that to be a demand outside the contracts and potentially fraudulent as substantial agreed and budgeted costs associated with the properties needed to be and still need to be covered.

Subsequent to April 26, 2012, Global engaged in clarification of the unresolved issues and settlement discussions with CR and its outside counsel. Settlement discussions reached a deadlock and stopped upon notice from CR's outside counsel, without any resumption on May 11, 2012. Settlement discussions recommended and are ongoing with the purported majority owner of CR and GGCRL director, Mr. Prem (Caralapati) Premraj.  CR repeatedly acknowledged that its $5 million in payments under the April 2011 JV Agreement were at risk if the April 26, 2012 closing did not occur; Global has guaranteed approximately $1.5 million of convertible debt obligations from the JV company to CR, which are due in 2013 and on which Global has not taken a position in light of CR's failure to perform its obligations. Global Gold remains in full control and the 100% owner of the properties and companies which were to be the subject of the joint venture and remains open to amicable settlement with CR. But, in light of the factors noted above and especially the lack of capital to meet the Joint Venture companies' obligations, Global Gold is forced to look at other options to meet the properties' obligations and is actively doing so while working toward settlement.

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

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR was to complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which included $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.  As of December 31, 2011, the Company received the full $5,000,000 funding from CR, although not on the agreed schedule which interfered with the Toukhmanuk production program.  Mr. Marvin resigned from the Global Gold board on February 24, 2012 for personal reasons.

Pursuant to the JV Agreement, Global Gold and CR were to work together for twelve months (the “12 Month Period”) from the date of the JV Agreement to develop the Properties, improve the financial performance and enhance shareholder value.  Global Gold and CR agreed to form a new Joint Venture Company (“JVC”) to be established by CR, subject to terms and conditions mutually and reasonably agreed with Global Gold, provided that JVC shall have no liabilities, obligations, contingent or not, or commitments, except pursuant to a shareholders’ agreement.  Global Gold and CR intended to integrate all of Global Gold’s Toukhmanuk and Getik mining and exploration operations into the JVC.

The JVC was to (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  The JVC was to issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined hereinafter) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing.  See Agreement for more information on Consolidated Resource Agreement.

7. CONVERTIBLE NOTE PAYABLE

On January 17, 2012, the Company, through its joint venture company Global Gold Consolidated Resources Limited (“GGCRL”) signed a convertible note payable for up to $2,000,000 (“Notes”) in conjuction with the binding term sheet signed with Consolidated Resources Armenia and affiliates (“CRA”) which was guaranteed by the Company.  GGCRL received $1,549,324 as of June 30, 2012 and the Company is carrying its guaranty as a liability.  The Notes carries 3% per annum Cash Coupon/Guaranteed Minimum Annual IRR of 15% at a liquidity event, if any (“Liquidity Event”).  At a Liquidity Event, if any, the principal amount of the Notes will be repaid in full based on the value of the Notes at market (the “Market Value”) assuming a conversion value into new common shares of GGCRL representing a value agreed to in section 2.5 of the Joint Venture agreement (for avoidance of doubt, the value is 1% of the existing shares of JVC then held by GGC for each $784,314 of the Notes based on a GGCRL valuation of $78.4314 million).  Except as provided for under the Cash Election in Section 2.5 of the Joint Venture agreement, the Notes may not be voluntarily converted by CRA into GGCRL except by the unanimous consent of the Board of Directors of GGCRL and otherwise will become due at the earlier of the Liquidity Event or Maturity, subject to Section 2.5 of the Joint Venture agreement.  Maturity is the first anniversary date of each note.  The Notes may be prepaid without any penalty.

8.  SECURED LINE OF CREDIT

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line included a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at June 30, 2012 was $1,644,697.  There was no accrued interest owed as of June 30, 2012.

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

For the six months ending June 30, 2012 and 2011, the Company did not have any sales.

The following summarizes identifiable assets by geographic area:

Assets table:
	June 30, 2012	December 31, 2011
Armenia	$3,371,394	$3,652,703
United States	26,238	69,281
Total	$3,397,632	$3,721,984

The following summarizes operating losses before provision for income tax:

Net Loss table:
	June 30, 2012	June 30, 2011
Armenia	$2,187,481	$1,385,517
Chile	-	62,701
United States	324,047	1,031,567
Total	$2,511,528	$2,479,785

10. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2012 and December 31, 2011.  As of June 30, 2012 and December 31, 2011, the Company had approximately $145,000 and $16,300, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2012 and as of the date of this filing.

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

On April 20, 2012, the Company authorized as directors’ fees to each of the six directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, Lester Caesar and Van Z. Krikorian) 50,000 restricted shares of the Company’s Common Stock at $0.20 per share for a total value of $60,000.

The amount of total deferred equity compensation amortized for the six months ended June 30, 2012 and 2011 was $28,376 and $28,376.

As of June 30, 2012, one of the Company's Directors, Drury Gallagher, was owed $66,500 from interest free loans made to the Company which remain unpaid as of the date of this filing.

As of June 30, 2012, the Company owes unpaid wages of approximately $568,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of June 30, 2012, the Company had accrued interest of approximately $113,000.

As of June 30, 2012, the Company had loans due to employees in Armenia of approximately $190,000.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of June 30, 2012.

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

Coventus/Amarant Agreements

On October 27, 2010, the Company entered into an agreement with Conventus Ltd. a BVI corporation (“Conventus”) for the sale of 100% interest in the GGV which holds the Pureo mining assets in Chile.  The Company agreed to provide Conventus with consulting services and technical assistance for development, production, exploration, and expansion of the GGV mining properties in further consideration of the payment terms below.

Key terms included that Conventus shall pay $5.0 million USD over four years and two months  payable as follows: $250,000 on or before October 31, 2010; $250,000 on or before November 30, 2010; $500,000 at the closing on or before March 31, 2011; $1,000,000 on or before December 31, 2011; $1,000,000 on or before December 31, 2012; $1,000,000 on or before December 31, 2013; and $1,000,000 on or before December 31, 2014 until $5,000,000 in total has been paid.  If the sale did not close, the Company was responsible for repayment of the $500,000 in payments made prior to closing based on terms contingent upon the reason for the closing to not occur.  Payments to the Company will be secured. As of October 27, 2010, Conventus Ltd was solely responsible, at its own expense for all expenses and other matters required by contract or law to comply with conditions related to the Pureo property, and in particular with the July 24, 2009 contractual condition to commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement on or before August 15, 2011(subject to any time taken for permitting purposes).

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

Key terms included that Amarant would pay the $4.0 million USD remaining of the $5.0 million USD sale price obligation as follows: $1,000,000 on or before December 15, 2011; $1,000,000 on or before December 15, 2012; $1,000,000 on or before December 15, 2013; and $1,000,000 on or before December 31, 2014 subject to the terms and conditions in the agreement.  The Company did not receive the $1,000,000 due December 15, 2011, and has only received $900,000 of that payment as of August 15, 2012.

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.  On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  Contender defaulted on its guaranty.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 additional compensation payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  On May 18, 2012, Amarant and its principal, Mr. Ulander, agreed to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.   On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source.  Also, the Company agreed to waive its right of first refusal with respect to transfer of GGV shares as part of this revision.  As a condition of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. These shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is no active trading market to value these shares, b) Amarant is a private company, c) we do not have access to the financials of Amarant to aid in calculating a value, and d) these shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain provisions of this sale agreement with Amarant.

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

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of June 30, 2012 and December 31, 2011.

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

On March 24, 2010, the Company entered into an agreement with Caldera establishing the terms for a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”) which amended the terms of the December 18, 2009 agreement.

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

The terminated agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $150,000 pursuant to the December 2009 agreement.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  The arbitration is still open with respect to Global Gold’s costs, attorney fees, and counterclaims for damages against Caldera.  See Legal Matters for an update on the Marjan JV.

ABB Agreement

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Closed Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed was $1,644,697 and $2,106,177 at June 30, 2012 and December 31, 2011.

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

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR was to complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which included $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  As of December 31, 2011, the Company received the full $5,000,000 funding from CR, although not on the agreed schedule which interfered with the Toukhmanuk production program.  Mr. Marvin resigned from the Global Gold board on February 24, 2012 for personal reasons.

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

Key terms included that Global Gold Corporation will retain 51% of the shares of GGCR, which will be a subsidiary of the Company, per the terms of the April 27, 2011 Joint Venture Agreement as approved and described above.  The Board of Directors of GGCR Mining would be comprised of Van Krikorian, from GGC, Prem Premraj, from CRA, and three non-executive independent directors to be selected in the future.   Pending the closing, if any, GGM was designated as the manager of the Toukhmanuk and Getik properties, with reasonable costs incurred by GGM with respect thereto being passed through to GGCRL and GGCR Mining, as applicable, for reimbursement.  Consolidated failed to meet several of its obligations, the required consent of ABB Bank was not issued, GGCR was not capitalized sufficiently to meet project companies’ obligations, and a mutually agreed public listing offering terms and other requirements were not met including the failure to reimburse GGM.   As of June 30, 2012, despite Global Gold’s desire to expedite closing, the closing has not occurred, but settlement discussions are ongoing.

Rent Agreements

The Company rented office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less then one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.   The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.  On April 1, 2011, the Company moved its corporate headquarters from Greenwich, CT to 555 Theodore Fremd Avenue, Rye, NY 10580.  The new lease had annual costs of; $63,045 in year 1, $64,212.50 in year 2, $65,380 in year 3, $66,547 in year 4, and $67,715 in year 5.

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

The Partial Award ordered reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.

As of the filing date of this report, Global has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  The Company's control has not been established over certain property, records, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  Global is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” which Caldera has publicly claimed to have a license in but according to public, on-line government records, the company holding the license is 100% owned by another person.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $175,000 at June 30, 2012 and December 31, 2011.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $85,000 at June 30, 2012 and December 31, 2011.  The Company is currently, and will continue to, vigorously defend its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

14. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2012 through August 17, 2012.

Effective July 1, 2012, the Company entered employment agreement extensions with Ashot Boghossian and Van Krikorian, and effective August 1, 2012, with Jan Dulman as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 15, 2012.  The agreements are extended for an additional three years under the same terms except for Mr. Dulman who will receive an annual salary of $165,000, which constitutes a $15,000 raise per year, and an additional 25,000 restricted shares of the Company’s Common Stock annually in lieu of the option grants in his prior contract beginning August 1, 2012 when the extension begins for Mr. Dulman.  All shares issued under these extensions will vest in equal semi-annual installments over the term of the employment agreements.

On July 1, 2012 the Company granted performance and retention bonus awards of restricted shares of the Company’s Common Stock to Van Krikorian (500,000 shares) and Jan Dulman (250,000 shares) as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 15, 2012.   All shares issued under this bonus award will vest in equal semi-annual installments over the next two years through June 30, 2014.

In July and August 2012, one of the Company's Directors, Drury Gallagher, made $18,000 of interest free loans to the Company which remain unpaid as of the date of this filing.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012 AND SIX MONTHS ENDED JUNE 30, 2011

During the six month period ended June 30, 2012 and 2011 the Company did not have any sales because it has not constructed a new tailings dam which is necessary to re-commence production.

During the six month period ended June 30, 2012, the Company's administrative and other expenses were $2,217,371 which represented an increase of $867,099 from $1,350,272 in the same period last year. The expense increase was primarily attributable increased legal expenses of $484,414, payroll expense of $52,187, travel expense of $18,241 and consulting expense of $251,064.

During the six month period ended June 30, 2012, the Company's mine exploration costs were $701,511 which represented an increase of $224,935 from $476,576 in the same period last year.  The expense increase was attributable to the increased activity at the Toukhmanuk Property of $224,935.

During the six month period ended June 30, 2012, the Company's amortization and depreciation expenses were $289,954 which represented a decrease of $139,073 from $429,027 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $97,494 and a decrease in amortization expense of $41,579.

During the six month period ended June 30, 2012, the Company had interest expense of $152,983 which represented a decrease of $71,333 from $224,316 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $66,358 on a secured line of credit due principal payments made and a decrease of interest expense of $8,130 on wages payable.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, the Company's total assets were $3,397,632, of which $152,712 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2012 is:

(a) To build a new tailings dam and recommence operating expanded mining operations at Toukhmanuk, to generate income from offering services from the ISO certified lab operating at Toukhmanuk, and to continue to explore this property to confirm and develop historical reserve reports, to explore and develop the Getik property in Armenia and to generate cash flow and establish gold, silver and other reserves;

(b) To implement exploration recommendations from the October 17, 2011 Behre Dolbear technical report, as updated, related to the Toukhmanuk and Getik properties;

(c)  To mine, develop, and explore at the Marjan property in Armenia;

(d) To implement the sale agreement, as amended, with Conventus/Amarant Mining/Alluvia/Ulander in Chile;

(e) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries; and

(f) Pursue additional financing through private placements, debt and/or joint ventures.

(g) While the Company has engaged in settlement discussions with Consolidated Resources over the failure to finance, perform, and close the joint venture, those discussions have been unsuccessful; the Company retains title and operational control over the Toukhmanuk and Getik properties it will continue to consider proceeding with CR or otherwise developing the properties while pursuing a settlement that will allow the joint venture to proceed.

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

The Company retains the right to participate up to 20% in any new projects undertaken by the Armenian company Sipan 1, LLC and successors to and affiliates of Iberian Resources Limited, which merged with Tamaya Resources Limited, in Armenia, until August 15, 2015.  In addition, the Company has a 2.5% NSR royalty on production from the Lichkvaz-Tei and Terterasar mines as well as from any mining properties in a 20 T kilometer radius of the town of Aigedzor in southern Armenia.  On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited.  However, as of December 31, 2008, Iberian Resources and Tamaya filed for bankruptcy in Australia and the Company has taken action to protect its rights.  In 2009, the bankruptcy administrators sold the shares of Sipan 1, LLC to Terranova Overseas company organized in the United Arab Emirates which, on information and belief, includes local and foreign investors and which also assumes the continuing obligations of Sipan 1, LLC to Global Gold.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2012 and December 31, 2011.  As of June 30, 2012 and December 31, 2011, the Company had approximately $145,000 and $16,300, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2012 and as of the date of this filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The partial award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.

As of the filing date of this report, Global has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  The Company's control has not been established over certain property, records, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  Global is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” which Caldera has publicly claimed to have a license in but according to public, on-line government records, the company holding the license is 100% owned by another person.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $175,000 at June 30, 2012 and December 31, 2011.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $85,000 at June 30, 2012 and December 31, 2011.  The Company is currently, and will continue to, vigorously defend its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

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

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  June 30, 2012 and as of December 31, 2012; Statements of Operations and Comprehensive Loss for the three months ended June 30, 2012 and June 30, 2011, and for the exploration stage period from January 1, 1995 through June 30, 2012, and Statements of Cash Flows for the three months ended June 30, 2012 and June 30, 2011, and for the exploration stage period from January 1, 1995 through June 30, 2012 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian.

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian.

Exhibit 10.53	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman.

Exhibit 10.54	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian.

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(21) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 30, 2010.(

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

GLOBAL GOLD CORPORATION

Date: August 20, 2012	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)