Form 10-Q
period 2012-09-30
GLOBAL GOLD CORP
filed 2012-11-27
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes  ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☒

As of November 26, 2012 there were 86,542,975 shares of the issuer's Common Stock outstanding.

Explanatory Note

Global Gold Corporation (the “Company”) is filing this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Report”) in reliance upon the order issued by the Securities and Exchange Commission on November 14, 2012 (the “Order”) conditionally exempting reporting persons affected by Hurricane Sandy and its aftermath from certain filing requirements imposed by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for the period from October 29, 2012 to November 20, 2012.

The Company was unable to file this Report on or before November 14, 2012 due to disruptions caused by Hurricane Sandy.  Specifically, the Company’s key personnel, responsible for preparing and filing the Report, were unable to access the Company’s office or its accounting records due to power outages, disabled internet and computer systems, extensive damage, and other adverse circumstances caused by Hurricane Sandy.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets as of September 30, 2012 and as of December 31, 2011 (Audited)	3

	Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and September 30, 2011 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2012	4

	Consolidated Statements of Cash Flows for the three months and nine months ended September 30, 2012 and September 30, 2011 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2012	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis or Plan of Operation	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	29

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$67,159	$29,132
Inventories	642,748	758,435
Tax refunds receivable	108,550	109,133
Prepaid expenses	673	7,428
Receivable from sale, net of impairment of $2,954,891 and $3,950,000 respectively	-	50,000
Other current assets	23,643	63,964
TOTAL CURRENT ASSETS	842,773	1,018,092

LICENSES, net of accumulated amortization of $2,364,708 and $2,140,971, respectively	845,228	1,068,965
DEPOSITS ON CONTRACTS AND EQUIPMENT	376,176	460,047
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,898,361 and $2,812,304, respectively	1,103,477	1,174,880

	$3,167,654	$3,721,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,483,293	$2,674,458
Wages payable	983,123	741,932
Employee loans	175,366	256,456
Advance from customer	87,020	87,020
Noncontrolling interest in joint venture	-	5,000,000
Secured line of credit - short term portion	684,000	684,000
Convertible note payable	1,549,324	-
Current portion of note payable to Directors	88,627	-
TOTAL CURRENT LIABILITIES	7,050,753	9,443,866

SECURED LINE OF CREDIT - LONG TERM PORTION	857,497	1,422,178

TOTAL LIABILITIES	7,908,250	10,866,044

DEFICIT:
Global Gold Corporation Stockholders' Deficit
Common stock $0.001 par, 100,000,000 shares authorized; 86,542,975 at September 30, 2012 and December 31, 2011, shares issued and outstanding	86,543	83,806
Additional paid-in-capital	44,407,339	37,819,082
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(47,349,779)	(44,180,174)
Accumulated other comprehensive income	1,423,918	2,040,874

GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(4,339,627)	(7,144,060)

NONCONTROLLING INTEREST	(400,969)	-

TOTAL DEFICIT	(4,740,596)	(7,144,060)

	$3,167,654	$3,721,984

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative amount from January 1, 1995 through
	2012	2011	2012	2011	September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES	$-	$-	$-	$-	$632,854

COST OF GOODS SOLD	-	-	-	-	224,247

GROSS PROFIT	-	-	-	-	408,607

(INCOME)/EXPENSES:
General and administrative	689,511	846,431	2,906,882	2,196,703	27,642,219
Mining and exploration costs	72,363	1,067,263	773,874	1,543,839	17,293,644
Amortization and depreciation	135,630	162,931	425,584	591,958	6,270,123
Write-off on investment	-	-	-	-	176,605
Gain on sale of investment	(305,099)	-	(1,155,099)	-	(3,886,891)
Gain from investment in joint ventures	-	-	-	-	(2,373,701)
Interest expense	65,748	104,805	218,731	329,121	2,322,014
Bad debt expense	-	-	-	-	151,250
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest income	(75)	(268)	(367)	(674)	(365,185)

TOTAL EXPENSES	658,078	2,181,162	3,169,606	4,660,947	47,134,165

Loss from Continuing Operations	(658,078)	(2,181,162)	(3,169,606)	(4,660,947)	(46,725,558)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss	(658,078)	(2,181,162)	(3,169,606)	(4,660,947)	(47,349,779)
Less: Net loss applicable to noncontrolling interest	-	-	-	-	-
Net loss applicable to Global Gold Corporation Common Shareholders	(658,078)	(2,181,162)	(3,169,606)	(4,660,947)	(47,349,779)

Foreign currency translation adjustment	468,942	(159,760)	435,749	(222,604)	2,123,148
Unrealized gain on investments	-	-	-	-	353,475

Comprehensive Net Loss	(189,136)	(2,340,922)	(2,733,857)	(4,883,551)	(44,873,156)
Less: Comprehensive net loss applicable to noncontrolling interest	-	-	-	-	(1,052,705)
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(189,136)	$(2,340,922)	$(2,733,857)	$(4,883,551)	$(45,925,861)

NET LOSS PER SHARE - BASIC AND DILUTED
	$(0.01)	$(0.03)	$(0.04)	$(0.06)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED
	86,441,888	83,040,475	84,768,431	80,487,911

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	January 1, 2012 through September 30, 2012	January 1, 2011 through September 30, 2011	Cumulative amount from January 1, 1995 through September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(3,169,606)	$(4,660,947)	$(47,349,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	56,752	42,564	3,961,471
Stock option expense	9,452	7,089	1,205,894
Amortization expense	223,737	265,316	3,130,910
Depreciation expense	201,847	326,642	3,365,121
Stock based compensation	60,000	240,000	484,213
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Loss/(Gain) from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	297,216	186,285	(1,482,109)
Accounts payable and accrued expenses	700,521	(7,731)	4,055,199
Accrued interest	27,224	37,168	1,147,508
Wages payable	241,191	71,861	983,123

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,351,665)	(3,491,753)	(35,122,478)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(220,497)	(186,914)	(4,994,362)
Proceeds from sale of mining interest	-	750,000	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	3,687,460	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	(220,469)	4,250,546	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(463,680)	(410,976)	(1,666,068)
Proceeds from convertible note payable	1,549,324	-	1,549,324
Note payable to Directors	88,627	(15,954)	4,464,329
Warrants exercised	-	25,000	2,632,250

NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	1,174,271	(401,930)	28,386,333

EFFECT OF EXCHANGE RATE ON CASH	435,918	(144,286)	3,706,756

NET INCREASE IN CASH	38,027	212,577	55,807

CASH AND CASH EQUIVALENTS - beginning of period	29,132	14,083	11,352

CASH AND CASH EQUIVALENTS - end of period	$67,159	$226,660	$67,159

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$218,731	$197,396	$850,233

Noncash Transactions:

Stock issued for deferred compensation	$451,125	$-	$4,322,342
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$300,000	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Consolidated Financial Statements

September 30, 2012

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through September 30, 2012.

The accompanying consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2011 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 2012 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2012. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The consolidated financial statements at September 30, 2012, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $632,854 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses in excess of $47 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at September 30, 2012 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Global Gold is currently in the exploration stage. It is engaged in exploration for, and development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. From 2003 until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries maintain offices and staff in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and, as reported previously, conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves, in accordance with SEC Industry Guide 7, at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

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

On August 1, 2005, GGM acquired 51% of the Armenian limited liability company Mego-Gold, LLC ("Mego"), which is the licensee for the Toukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, GGM acquired the remaining 49% interest of Mego-Gold, LLC, leaving GGM as the owner of 100% of Mego-Gold, LLC.  On September 26, 2012, the company transferred 100% of the shares of Mego-Gold, LLC to GGCR Mining, LLC.  See Agreements for more information on Mego-Gold, LLC.

On January 31, 2006, GGM closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, GGM acquired the remaining 20% interest in Getik Mining Company, LLC, leaving GGM as the owner of 100% of Getik Mining Company, LLC.  On September 26, 2012, the Company transferred 100% of the shares of Getik Mining Company, LLC to GGCR Mining, LLC.  On September 26, 2012, the Company transferred 100% of the shares of Getik Mining Company, LLC to GGCR Mining, LLC joint venture company.  See Agreements for more information on Getik Mining Company, LLC.

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

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  See Agreements Section for more information on Consolidated Resources agreements.

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through September 30, 2012.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2012 and September 30, 2011.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2012 and September 30, 2011, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011

Ore	$531,408	$537,946
Concentrate	11,342	7,714
Materials, supplies and other	99,998	212,775

Total Inventories	$642,748	$758,435

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at September 30, 2012 and September 30, 2011 was 4,644,167 and 4,919,167, respectively.

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

For the nine months ended September 30, 2012 and 2011, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2012 and 2011 was $126,204 and $289,653, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the nine months ended September 30, 2012 and 2011.

	Nine Months Ending September 30,

	2012	2011

Net loss	$(3,169,606)	$(4,660,947)
Foreign currency translation adjustment	$435,749	(222,604)

Comprehensive loss	$(2,733,857)	$(4,883,551)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2012 and 2011, the exchange rate for the Armenian Dram (AMD) was $405 AMD and $371 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At September 30, 2012 and 2011, amortization expense totaled $223,737 and $265,316, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has accrued approximately $34,000 as of September 30, 2012 and December 31, 2011 which it needs to pay towards environmental costs which remain unpaid as of the date of this filing.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Noncontrolling Interests - Noncontrolling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810, “Consolidation” and are reported as a component of equity, separate from the parent company’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the noncontrolling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company did not recognize any revenue for the nine months ended September 30, 2012 and 2011from sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the nine months ended September 30, 2012 and 2011.

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

In September 2011, the FASB issued ASU 2011-05, "Comprehensive Income: Presentation of Comprehensive Income." ASU 2011-05 will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders' equity. ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU 2011-05 will be effective for the first interim and annual periods beginning after December 15, 2011. Further, in December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05." The adoption of this guidance concerns disclosure only and did not have a material impact on its consolidated financial statements.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011

Property, plant and equipment	$4,001,838	$3,987,184
Less accumulated depreciation	(2,898,361)	(2,812,304)

	$1,103,477	$1,174,880

The Company had depreciation expense for the nine months ended September 30, 2012 and 2011 of $201,847 and $326,642, respectively.

4. RECEIVABLE FROM SALE

As of September 30, 2012 and December 31, 2011, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $2,954,891 and $4,000,000, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company did not receive the $1,000,000 due on December 15, 2011.  From April 1, 2012 through September 30, 2012, the Company was promised additional compensation from Amarant and its principal, Mr. Johan Ulander, of additional compensation in exchange for concessions given to Amarant and its principal, Mr. Johan Ulander, as more fully described below.  The Company wrote down the remaining principal amounts of $2,954,891 and $3,950,000 as of September 30, 2012 and December 31, 2011, respectively, as impairment as Amarant has yet to pay.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of September 30, 2012, the conditions have not been met by any of Amarant or Mr. Ulander.

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

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.  On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 additional compensation payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  Contender defaulted on its guaranty.  On May 18, 2012, Amarant and its principal, Mr. Ulander, agreed to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.   On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive; a) 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source; b) a $250,000 payment, and c) an additional $200,000 payment to the company.  Also, the Company agreed to conditionally waive its right of first refusal with respect to transfer of GGV shares as part of this revision, but these conditions were not met and the Company has advised that the purported assignment to Alluvia is invalid.   As one provision of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. These shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is no active trading market to value these shares, b) Amarant is a private company, c) we do not have access to the financials of Amarant to aid in calculating a value, and d) these shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain material provisions of this sale agreement with Amarant.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2012 and December 31, 2011, the accounts payable and accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011

Drilling work payable	$216,527	$227,573
Accounts payable	3,122,018	2,305,609
Accrued expenses	144,748	141,276

	$3,483,293	$2,674,458

6. NONCONTROLLING INTEREST IN JOINT VENTURE

On September 26, 2012, GGM entered into two Share Transfer Agreements with GGCR Mining covering the transfer of all the shares of the Armenian companies Mego and the Getik Mining Company, LLC which respectively hold the Toukhmanuk and Getik mining properties in Armenia.  The Share Transfer Agreements were concluded in accordance with the previously disclosed agreements with Consolidated Resources Armenia and Consolidated Resources USA, LLC, a Delaware limited liability company to fund development and form a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia.  GGCR Mining will (i) own, develop and operate Toukhmanuk and Getik gold mining properties, and (ii) be a company listed on an exchange fully admitted to trading. As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.   The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and  Mr. Ashot Boghossian Armenia Managing Director, with Ogier Corporate Services (Jersey) Limited continuing as secretary of the Company

The Company received $5,000,000 from a joint venture, as more fully described below, and, as of December 31, 2011, had carried this $5,000,000 as a liability pending closing or termination of the joint venture.

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

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR was to complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which included $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on September 10, 2011.  Rasia, a Dubai-based principal advisory company, acted as sole advisor on the transaction.  As of December 31, 2011, the Company received the full $5,000,000 funding from CR, although not on the agreed schedule which interfered with the Toukhmanuk production program.  Mr. Marvin resigned from the Global Gold board on February 24, 2012 for personal reasons.

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

The JVC was to (i) own, develop and operate Toukhmanuk and Getik, (ii) be a company listed on an exchange fully admitted to trading or be in the process of being listed on such exchange and (iii) have no liabilities, obligations, contingent or not, or commitments except pursuant to the shareholders agreement.  The JVC was to issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management shares and conversion of the Notes issued under the Instrument (as defined hereinafter) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing.  See Agreements for more information on Consolidated Resources Agreement.

7. CONVERTIBLE NOTE PAYABLE

On January 17, 2012, the Company, through its joint venture company GGCRL signed a convertible note payable for up to $2,000,000 (“Notes”) in conjuction with the binding term sheet signed with CRA and affiliates which was guaranteed by the Company until September 27, 2012 when the guarantee terminated with the execution of the share transfer agreements.  GGCRL received $1,549,324 as of September 30, 2012 and the Company is carrying this as a liability.  The Notes carries 3% per annum Cash Coupon/Guaranteed Minimum Annual IRR of 15% at a liquidity event, if any (“Liquidity Event”).  At a Liquidity Event, if any, the principal amount of the Notes will be repaid in full based on the value of the Notes at market (the “Market Value”) assuming a conversion value into new common shares of GGCRL representing a value agreed to in section 2.5 of the Joint Venture agreement (for avoidance of doubt, the value is 1% of the existing shares of JVC then held by GGC for each $784,314 of the Notes based on a GGCRL valuation of $78.4314 million).  Except as provided for under the Cash Election in Section 2.5 of the Joint Venture agreement, the Notes may not be voluntarily converted by CRA into GGCRL except by the unanimous consent of the Board of Directors of GGCRL and otherwise will become due at the earlier of the Liquidity Event or Maturity, subject to Section 2.5 of the Joint Venture agreement.  Maturity is the first anniversary date of each note.  The Notes may be prepaid without any penalty.

8.  SECURED LINE OF CREDIT

On March 26, 2010, the Company, through its wholly owned subsidiary Mego, entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line included a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, the Company provided a lien against 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at September 30, 2012 was $1,541,497.  There was no accrued interest owed as of September 30, 2012.

9. NONCONTROLLING INTEREST IN JOINT VENTURE

Formation of joint venture

On April 27, 2011, the Company entered into a Joint Venture Agreement with CR. Pursuant to the agreement, the Company received $5,000,000 and agreed to transfer 100% interests in Mego and Getik Mining Company, LLC into the Joint Venture Company. The Company recorded this transaction in accordance with the provisions of ASC 810, “Consolidation”

Transfer of interest

On September 26, 2012, the Company transferred 100% interests in Mego and Getik Mining Company, LLC at carrying value into the voint venture in accordance with ASC 805-50-30. According to ASC 805-50-30, when accounting for a transfer of assets between entities under common control, the entity that receives the net assets shall initially measure assets and liabilities transferred at their carrying amounts at the date of transfer.

Consolidation of Joint Venture Company

The Company consolidates the Joint Venture Company in accordance with ASC 810 based on the determination that it controls the Joint Venture Company due to its 51% ownership interest and including the following characteristics:

•	The noncontrolling interest lacks participation rights in significant decisions made in the ordinary course of business; and

•	The noncontrolling interest does not have the ability to dissolve the Joint Venture Company

Recognize and measure noncontrolling interest

Changes in a parent’s ownership interest while retaining its controlling financial interest are accounted for as an equity transactions. The carrying amount of the noncontrolling interest is adjusted to reflect the change in its ownership interest in the subsidiary. The difference between the fair value of the consideration received and the amount by which the noncontrolling interest is adjusted is recognized as equity attributable to the parent. Further, the carrying amount of the accumulated other comprehensive income is adjusted to reflect the change in the ownership interest in the subsidiary through a corresponding charge to equity attributable to the parent.

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

For the nine months ending September 30, 2012 and 2011, the Company did not have any sales.

The following summarizes identifiable assets by geographic area:

Assets table:

	September 30, 2012	December 31, 2011

Armenia	$3,149,299	$3,652,703
United States	18,355	69,281

	$3,167,654	$3,721,984

The following summarizes operating losses before provision for income tax:

Net Loss table:

	September 30, 2012	September 30, 2011

Armenia	$2,640,201	$3,730,281
Chile	-	62,701
United States	529,405	867,965

	$3,169,606	$4,660,947

11. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2012 and December 31, 2011.  As of September 30, 2012 and December 31, 2011, the Company had approximately $67,000 and $16,300, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2012 and as of the date of this filing.

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

On September 19, 2009, the Company’s independent compensation committee and the board of directors authorized employment amendments and extensions to Messrs. Krikorian, Boghossian, Dulman, and Caesar under the same terms of their prior agreements.

On August 12, 2009, the Company finalized employment agreement amendments and extensions under the same terms of their current contracts which were approved on September 19, 2009 by the Company’s independent compensation committee of the board of director’s to retain key employees, for Messrs. Krikorian, Boghossian, Dulman and Caesar.  Annual compensation terms were not increased.

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

On June 10, 2011, the Company’s non-interested members of the Board of Directors approved an offering of up to 2,000,000 restricted shares of the Company’s Common Stock, at the current fair market value of $0.15 per share, in aid of settlement of up to $300,000 of this debt to extinguish and convert some of the outstanding debt.  As of September 23, 2011, the Company has been given acceptance for the entire conversion.  The transaction will benefit the Company by reducing the current debt by $300,000 and eliminating the interest from continuing to accrue on these debts.  On June 23, 2011, the Company issued a total of 2,000,000 shares of the Company’s common stock which will be restricted in exchange for the debt cancellation.

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

The amount of total deferred equity compensation amortized for the nine months ended September 30, 2012 and 2011 was $56,752 and $42,564.

As of September 30, 2012, one of the Company's Directors, Drury Gallagher, was owed $88,627 from interest free loans made to the Company which remain unpaid as of the date of this filing.

As of September 30, 2012, the Company owes unpaid wages of approximately $618,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of September 30, 2012, the Company had accrued interest of approximately $122,000.

As of September 30, 2012, the Company had loans due to employees in Armenia of approximately $175,000.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of September 30, 2012.

13. AGREEMENTS AND COMMITMENTS

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

Conventus/Amarant Agreements

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

On December 2, 2011, the Company closed an amended agreement with Conventus and Amarant, originally entered into on October 27, 2010, for the sale of 100% interest in GGV which held the Pureo mining assets in Chile.    As part of the amendment and closing, Global Gold also sold 100% interest in its wholly owned subsidiaries Global Oro and Global Plata, both of which are Delaware limited liability companies, and are each 50% owners of Minera Global in exchange for additional compensation, payable on or before December 15, 2011, of a 1% interest (533,856 shares) in Amarant.  GGV is owned by Minera Global (51%) and Global Oro (49%). Conventus has assigned its right and obligations from this agreement to Amarant.

Key terms included that Amarant would pay the $4.0 million USD remaining of the $5.0 million USD sale price obligation as follows: $1,000,000 on or before December 15, 2011; $1,000,000 on or before December 15, 2012; $1,000,000 on or before December 15, 2013; and $1,000,000 on or before December 31, 2014 subject to the terms and conditions in the agreement.  The Company did not receive the $1,000,000 due December 15, 2011.

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.  On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 additional compensation payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  Contender defaulted on its guaranty.  On May 18, 2012, Amarant and its principal, Mr. Ulander, agreed to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.   On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive; a) 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source; b) a $250,000 payment, and c) an additional $200,000 payment to the company.  Also, the Company agreed to conditionally waive its right of first refusal with respect to transfer of GGV shares as part of this revision, but these conditions were not met and the Company has advised that the purported assignment to Alluvia is invalid.  As one provision of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. These shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is no active trading market to value these shares, b) Amarant is a private company, c) we do not have access to the financials of Amarant to aid in calculating a value, and d) these shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain material provisions of this sale agreement with Amarant.

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

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of September 30, 2012 and December 31, 2011.

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

ABB Agreement

On March 26, 2010, the Company, through its wholly owned subsidiary Mego, entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Closed Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed was $1,644,697 and $2,106,177 at September 30, 2012 and December 31, 2011.

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

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR was to complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which included $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on September 10, 2011.  As of December 31, 2011, the Company received the full $5,000,000 funding from CR, although not on the agreed schedule which interfered with the Toukhmanuk production program.  Mr. Marvin resigned from the Global Gold board on February 24, 2012 for personal reasons.

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

On February 6, 2012, the Company received consent from shareholders representing a majority over 65% of its outstanding Common Stock to transfer the 100% interests in Mego and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company, owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA“). The JVC was to issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management  shares and conversion of the Notes issued under the Instrument (as defined) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing, all as further described in exhibit 10.34 below.  The Board of Directors of Global Gold Corporation previously approved the same transaction, discussed above, on January 5, 2012.

Based on the approval of the Board of Directors of Global Gold received on January 5, 2012 and on receiving consent from its shareholders representing over a 65% majority of its outstanding Common Stock on February 6, 2012, as the Company reported on Form 8-K dated February 9, 2012, to transfer the 100% interest in Mego and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”).  The Company entered into the following agreements on or about February 19, 2012 updating previous agreements, all as further described in the exhibits attached, on the following dates:

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

Key terms included that Global Gold will retain 51% of the shares of GGCR, which will be a subsidiary of the Company, per the terms of the April 27, 2011 Joint Venture Agreement as approved and described above.  The Board of Directors of GGCR Mining would be comprised of Van Krikorian, from GGC, Prem Premraj, from CRA, and three non-executive independent directors to be selected in the future.   Pending the closing, if any, GGM was designated as the manager of the Toukhmanuk and Getik properties, with reasonable costs incurred by GGM with respect thereto being passed through to GGCRL and GGCR Mining, as applicable, for reimbursement.  The April 26, 2012 deadline set in the April 2011 JV Agreement to close the transaction passed without a closing for several reasons, as previously reported, clarification and settlement efforts followed.

On September 26, 2012, GGM entered into two Share Transfer Agreements with GGCR Mining covering the transfer of all the shares of the Armenian companies Mego and the Getik Mining Company, LLC which respectively hold the Toukhmanuk and Getik mining properties in Armenia.  The Share Transfer Agreements were concluded in accordance with the previously disclosed agreements with Consolidated Resources Armenia and Consolidated Resources USA, LLC, a Delaware limited liability company to fund development and form a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia.  GGCR Mining will (i) own, develop and operate Toukhmanuk and Getik gold mining properties, and be a (ii) be a company listed on an exchange fully admitted to trading. As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.   The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and  Mr. Ashot Boghossian Armenia Managing Director, with Ogier -Corporate Services (Jersey) Limited continuing as secretary of the Company.  See Subsequent Events for an update on this transaction..

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

14. LEGAL PROCEEDINGS

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006. The forum for this arbitration is New York City.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260), without appeal.   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below.

In addition, and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C. ("ICSID"), on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted alicense for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008, GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, which were discontinued as of May 2, 2008. This agreement does not affect the ICC arbitration or litigation involving similar subject matter.

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

The joint venture agreement provided that Caldera would be solely responsible for license compliance and conducting the approved mining plan, and that “[i]n the event that Caldera does not, or is otherwise unable to, pursue this project and pay to Global Gold the amounts provided for hereunder, Caldera’s rights to the Property and the shares of Marjan-Caldera Mining LLC shall be forfeited and replaced by a Net Smelter Royalty (the “NSR”).” Caldera did not meet the threshold to earn any NSR under the agreement, and its notice of license non-compliance as well as its failure to pay resulted in an automatic termination of its rights by operation of the agreement.  The agreement provided that Caldera would deliver 500,000 of its shares to Global, “subject to final approvals of this agreement by the TSX Venture Exchange.” Caldera advised that the TSX Venture Exchange approval was issued in June 2010 and Caldera failed to deliver the shares.  Subject to a 30 day extension if it could not raise the funds in capital markets, Caldera agreed to make a $300,000 payment to the Company on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, June 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, June 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.  Caldera raised sufficient funds, but did not make these payments.

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

On March 29, 2012, in the independent New York City arbitration case Global Gold received a favorable ruling in its arbitration proceeding in New York with Caldera which is available on the Company's website, see Exhibit 10.48. The arbitrator issued a Partial Final Award which orders the Marjan Property in Armenia to revert to GGM based on the two failures to meet conditions precedent to the March 24, 2010 agreement.  First, Caldera failed and refused to deliver the 500,000 shares to Global. Second, Caldera did not submit the final joint venture agreement to the TSX-V for approval until the middle of the arbitration proceedings, instead relying on superseded versions in its regulatory submissions and submitting “Form 5Cs” to the TSX-V which were false representations of Caldera’s obligations to Global.

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

As of the filing date of this report, and subject to the Federal Court's decision on confirming the Partial Final Award, Global has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  Global is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” which Caldera has publicly claimed to have a license in but according to public, on-line government records, the company holding the license is 100% owned by another person.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $175,000 at September 30, 2012 and December 31, 2011.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $85,000 at September 30, 2012 and December 31, 2011.  The Company is currently, and will continue to, vigorously defend its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of September 30, 2012 through November 23, 2012.

On October 26, 2012, the shares of Mego and Getik were registered, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payable.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2012 AND NINE MONTHS ENDED SEPTEMBER 30, 2011

During the nine month period ended September 30, 2012 and 2011 the Company did not have any sales because it has not constructed a new tailings dam which is necessary to re-commence production.

During the nine month period ended September 30, 2012, the Company's administrative and other expenses were $2,906,882 which represented an increase of $710,179 from $2,196,703 in the same period last year. The expense increase was primarily attributable increased legal expenses of $416,425, payroll expense of $20,228, travel expense of $15,785 and consulting expense of $251,064.

During the nine month period ended September 30, 2012, the Company's mine exploration costs were $773,874 which represented a decrease of $769,965 from $1,543,839 in the same period last year.  The expense increase was attributable to the decreased activity at the Toukhmanuk Property of $769,965.

During the nine month period ended September 30, 2012, the Company's amortization and depreciation expenses were $425,584 which represented a decrease of $166,374 from $591,958 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $124,795 and a decrease in amortization expense of $41,579.

During the nine month period ended September 30, 2012, the Company had interest expense of $218,731 which represented a decrease of $110,390 from $329,121 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $101,703 on a secured line of credit due principal payments made and a decrease of interest expense of $9,944 on wages payable.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, the Company's total assets were $3,167,654, of which $67,159 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2012 is:

(a) To implement the joint venture agreement with Consolidated Resources USA, LLC, and build a new tailings dam necessary to recommence operating expanded mining operations at Toukhmanuk, to generate income from offering services from the ISO certified lab operating at Toukhmanuk, and to continue to explore this property to confirm and develop historical reserve reports, to explore and develop the Getik property in Armenia;

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

Besides the funding from agreements with Amarant Mining Ltd. and the GGCRL Joint Venture there are no firm commitments from third parties to provide additional financing and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future.  There can be no assurance that any financing for  current operations, acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2012 and December 31, 2011.  As of September 30, 2012 and December 31, 2011, the Company had approximately $67,000 and $16,300, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2012 and as of the date of this filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2012. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006. The forum for this arbitration is New York City.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260), without appeal.   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below.

In addition, and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C. ("ICSID"), on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "{they} jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted alicense for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008, GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, which were discontinued as of May 2, 2008. This agreement does not affect the ICC arbitration or litigation involving similar subject matter.

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

The joint venture agreement provided that Caldera would be solely responsible for license compliance and conducting the approved mining plan, and that “[i]n the event that Caldera does not, or is otherwise unable to, pursue this project and pay to Global Gold the amounts provided for hereunder, Caldera’s rights to the Property and the shares of Marjan-Caldera Mining LLC shall be forfeited and replaced by a Net Smelter Royalty (the “NSR”).” Caldera did not meet the threshold to earn any NSR under the agreement, and its notice of license non-compliance as well as its failure to pay resulted in an automatic termination of its rights by operation of the agreement.  The agreement provided that Caldera would deliver 500,000 of its shares to Global, “subject to final approvals of this agreement by the TSX Venture Exchange.” Caldera advised that the TSX Venture Exchange approval was issued in June 2010 and Caldera failed to deliver the shares.  Subject to a 30 day extension if it could not raise the funds in capital markets, Caldera agreed to make a $300,000 payment to the Company on September 30, 2010 and December 31, 2010; $250,000 on March 30, 2011, September 30, 2011, September 30, 2011, December 30, 2011, March 30, 2012, September 30, 2012, and September 30, 2012; and $500,000 on December 31, 2012.  Caldera raised sufficient funds, but did not make these payments.

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

On March 29, 2012, in the independent New York City arbitration case Global Gold received a favorable ruling in its arbitration proceeding in New York with Caldera which is available on the Company's website, see Exhibit 10.48. The arbitrator issued a Partial Final Award which orders the Marjan Property in Armenia to revert to GGM based on the two failures to meet conditions precedent to the March 24, 2010 agreement.  First, Caldera failed and refused to deliver the 500,000 shares to Global. Second, Caldera did not submit the final joint venture agreement to the TSX-V for approval until the middle of the arbitration proceedings, instead relying on superseded versions in its regulatory submissions and submitting “Form 5Cs” to the TSX-V which were false representations of Caldera’s obligations to Global.

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

As of the filing date of this report,and subject to the Federal Court's decision on confirming the Partial Final Award, Global has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  Global is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” which Caldera has publicly claimed to have a license in but according to public, on-line government records, the company holding the license is 100% owned by another person.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $175,000 at September 30, 2012 and December 31, 2011.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $85,000 at September 30, 2012 and December 31, 2011.  The Company is currently, and will continue to, vigorously defend its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

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

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Consolidated Financial Statements of the Company, including Balance Sheets as of  September 30, 2012 and as of December 31, 2012; Statements of Operations and Comprehensive Loss for the three months ended September 30, 2012 and September 30, 2011, and for the exploration stage period from January 1, 1995 through September 30, 2012, and Statements of Cash Flows for the three months ended September 30, 2012 and September 30, 2011, and for the exploration stage period from January 1, 1995 through September 30, 2012 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated September 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (47)

Exhibit 10.54	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (49)

Exhibit 10.56	September 5, 2012 Writ of Execution. (50)

Exhibit 10.57	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (51)

Exhibit 10.58	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(5) Incorporated herein by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed with the SEC on September 20, 2007.

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

(11) Incorporated herein by reference to Exhibit 10.10 to the quarterly report on 10-Q for the second quarter ended September 30, 2009, filed with the SEC on August 14, 2009.

(12) Incorporated herein by reference to Exhibit 10.11 to the quarterly report on 10-Q for the second quarter ended September 30, 2009, filed with the SEC on August 14, 2009.

(13) Incorporated herein by reference to Exhibit 10.12 to the quarterly report on 10-Q for the second quarter ended September 30, 2009, filed with the SEC on August 14, 2009.

(14) Incorporated herein by reference to Exhibit 10.13 to the quarterly report on 10-Q for the second quarter ended September 30, 2009, filed with the SEC on August 14, 2009.

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

(21) Incorporated herein by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the SEC on March 30, 2010.(

(22) Incorporated herein by reference to Exhibit 10.16 to the quarterly report on 10-Q for the second quarter ended September 30, 2010, filed with the SEC on August 23, 2010.

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

(45) Incorporated herein by reference to Exhibit 10.51 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(46) Incorporated herein by reference to Exhibit 10.52 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(47) Incorporated herein by reference to Exhibit 10.53 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(48) Incorporated herein by reference to Exhibit 10.54 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(49) Incorporated herein by reference to Exhibit 10.55 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(50) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on September 11, 2012.

(51) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on September 27, 2012.

(52) Incorporated herein by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on September 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: November 26, 2012	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)