Form 10-K
period 2012-12-31
GLOBAL GOLD CORP
filed 2013-04-16
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2012, was $3,820,432.

As of April 13, 2013 there were 86,542,975 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 21, 2013 are incorporated by reference into Part III (Items 10 through 14) of this Report

Cautionary Note Regarding Forward-Looking Statements

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

ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold is currently in the exploration stage. It is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

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

In Chile, the Company is engaged in identifying gold exploration and production opportunities and has a production bonus interest in the Pureo property.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  See Legal Proceedings for more information on the Marjan JV.

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

The Company’s Annual and Quarterly filings are also accessible free of charge through the Company's Internet site after the Company has electronically filed such material with, or furnished it to, the SEC.  The address of that website is http:// www.globalgoldcorp.com. However, such reports may not be accessible through the Company's website as promptly as they are accessible on the SEC's website.

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

The Company does not currently have established reserves at the Marjan Property, except as reported by the Republic of Armenia State Committee on Reserves (“GKZ”) which is available on the Company’s website and is focusing on exploration work based on Armenian historical GKZ records (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Marjan and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far.  Additional exploration and mining work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.

The Marjan property is a lode deposit which will be mined using open pits and underground adits.  The Company has one national special mining license #HA-L-14/526, since replaced under the new 2012 Armenian Mining Code with License #29/398 (available on the Company’s website), which includes the Armenian government approved reserve numbers and covers surface rights for mining, exploration and related purposes for gold and non-ferrous metals (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The license area is defined by the following coordinates:

1.	X = 4365000	3.	X = 4363770	5.	X = 4360000
	Y = 8570000		Y = 8574530		Y = 8572700
2.	X = 4366800	4.	X = 4360400
	Y = 8572000		Y = 8575250

In 2012, the Company re-established possession and license rights over the Marjan property after Caldera’s illegal possession.  The Company also began a review and update of the previously approved mining plan (available on the Company’s website) for the property and selected a mine contractor to implement the mining.  The Company also updated prior exploration results to select new drilling targets.  As of December 31, 2012, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2012, the Company has spent approximately $3,516,500 on mining and exploration activities at this property, excluding acquisition and capital costs.

This property was previously explored during the Soviet era.  SHA, LLC applied for an original license from the Armenian Government.  GGM acquired 100% of SHA, LLC, the Armenian company which held the license to the property in December 2003.  On April 28, 2008, the Company was issued a twenty-five year “special mining license” for the Marjan property effective April 22, 2008 and expiring April 22, 2033 which expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres.  The Company is required to pay annual governmental fees of approximately $55,000.  The Company is also required to perform work at the property as submitted and approved in its mining plan which includes mining of 200,000 tonnes of mineralized rock annually starting in 2013 under Armenian Law in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  Marjan Mining Company is the licensee of the Marjan Property and is a wholly owned subsidiary of the Company.

On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).

On March 24, 2010, the Company signed an agreement with Caldera establishing the terms for a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”) which amended the December 18, 2009 agreement.

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  The Armenian Government issued a new mining license to the Company’s wholly owned subsidiary Marjan Mining Company on March 5, 2013.

See Legal Matters for an update on the Marjan JV.

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

On October 27, 2009, the Company issued a press release announcing the first stage of approval of reserves for its Toukhmanuk expansion. The Republic of Armenia’s State Natural Resources Agency (the "Agency") issued its certificate based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. The total approval was roughly 21,900,000 tonnes of ore with an average gold grade of 1.62 grams per tonne at a cut off grade of 0.80 grams per tonne and an average silver grade of 4.88 grams per tonne.

On November 18, 2009, the Company issued a press release announcing that following up on the issuance of the approving a first stage gold reserve, the Republic of Armenia’s State Natural Resources Agency (the “Agency”) has delivered its full decision with backup calculations on November 13, 2009. The Agency issued its decision based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. A copy of the official approval and a partial unofficial translation are available on the company’s website www.globalgoldcorp.com (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).

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

The Toukhmanuk property is a lode deposit which is being mined using an open pit method.  The Company has one national exploration license #15, as extended, covering approximately 10,915 acres for sub-surface exploitation of gold.  The Company also has one national mining license #HA-L-14/356, since replaced under the new 2012 Armenian Mining Code with License #29/184 (available on the Company’s website), which covers the central section of the property and is approximately 446 acres for mining gold and silver.  On December 28, 2012, the Company received the new, renewable mining license through August 5, 2017.  The Company is required to pay annual governmental fees of approximately $32,000.  The Company is also required to spend annually approximately $1,200,000 on exploration work and mining annually 168,500 tonnes of mineralized rock at the property as submitted and approved in its mining plan in order to maintain the licenses in good standing  (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The exploration license area is defined by the following coordinates:

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

 In 2008, GGM upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior year’s drill results.  Also, the Company compiled its reserve report and submitted it to the state committee on reserves of Armenia in March 2009 (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has generated minimal sales from gold and silver concentrate from the property.  Sales were approximately $6,000 in 2006, $10,400 in 2007, nothing in 2008, $136,600 in 2009, $358,400 in 2010, $81,702 in 2011, and none in 2012.  The Company has mined mineralized rock of approximately 52,000 tonnes in 2006 with content of approximately 1.27 g/t gold and 6.37 g/t silver, no mining in 2007, approximately 82,000 tonnes in 2008 with content of approximately 1.85 g/t gold and 5.21 g/t silver, no mining in 2009, approximately 21,000 tonnes in 2010 with content of approximately 2.08 g/t gold and 5.68 g/t silver, approximately 21,400 tonnes in 2011 with content of approximately 0.92 g/t gold and 3.32 g/t silver, and no mining in 2012.  As of December 31, 2012, the Company has spent approximately $11,130,000 on mining and exploration activities at this property, excluding acquisition and capital costs.  In 2012, the Company installed two new mills at the plant to increase capacity and efficiency, but did not process any ore pending approval and construction of a new tailings dam and resolution of joint venture issues.

On May 22, 2008, the government of Armenia issued a “special exploration license” to the Company for the Toukhmanuk mining property.  The license was effective May 13, 2008 to expire on May 13, 2010 was extended for an additional two years and as a matter of right pursuant to the Armenian Mining Code is being extended until May 13, 2015.  The exploration license does not affect the Company’s license over the smaller “Central Section” of the property.

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

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  As of December 31, 2011, the Company received the full $5,000,000 funding from CR.  Mr. Marvin resigned from the Global Gold board on February 24, 2012 for personal reasons.

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

Based on the approval of the Board of Directors of Global Gold received on January 5, 2012 and on receiving consent from its shareholders representing over a 65% majority of its outstanding Common Stock on February 6, 2012, to transfer the 100% interest in Mego and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”),  the Company entered into the following agreements on or about February 19, 2012 updating previous agreements, all as further described in the exhibits attached, on the following dates:

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

On September 26, 2012, GGM entered into two Share Transfer Agreements with GGCR Mining covering the transfer of all the shares of the Armenian companies Mego and the Getik Mining Company, LLC which respectively hold the Toukhmanuk and Getik mining properties in Armenia.  The Share Transfer Agreements were concluded in accordance with the previously disclosed agreements with Consolidated Resources Armenia and Consolidated Resources USA, LLC, a Delaware limited liability company to fund development and form a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia.  GGCR Mining will (i) own, develop and operate Toukhmanuk and Getik gold mining properties, and be a (ii) be a company listed on an exchange fully admitted to trading. As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.   The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and Mr. Ashot Boghossian Armenia Managing Director, with Ogier -Corporate Services (Jersey) Limited continuing as secretary of the Company.  See attached Exhibits 10.58 and 10.59.

On October 26, 2012, the shares of Mego and Getik were registered, subject to terms and conditions as stated in the transfer documents, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payable.  The joint venture was closed in 2012.

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

The Getik property is a lode deposit which will be mined using an open pit.  The Company has two National exploration licenses #85 which covers sub-surface exploitation of precious metals in the Amrots manifestation and #86 which covers sub-surface exploitation of non-ferrous metals in the Aygut manifestation, as further described below.  These licenses have since been replaced under the new 2012 Armenian Mining Code with License #29/034 and #29/035, respectively, which expire on December 10, 2013.  The Company is required to pay annual governmental fees of $1,000.  The Company is also required to spend approximately $1,000,000 on exploration work in order to maintain the licenses in good standing.  The exploration license area is defined by the following coordinates for the Amrots gold manifestation and Aygut copper manifestation:

Amrots manifestation
1.	X = 4507000	5.	X = 4504350	9.	X = 4504000
	Y = 8517000		Y = 8521350		Y = 8519650
2.	X = 4507000	6.	X = 4504450	10.	X = 4504350
	Y = 8525000		Y = 8520850		Y = 8519000
3.	X = 4503000	7.	X = 4504350	11.	X = 4504750
	Y = 8525000		Y = 8520350		Y = 8517000
4.	X = 4503000	8.	X = 4504125
	Y = 8522000		Y = 8520250

Amrots manifestation
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

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  As of December 31, 2011, the Company received the full $5,000,000 funding from CR.  Mr. Marvin resigned from the Global Gold board on February 24, 2012 for personal reasons.

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

Based on the approval of the Board of Directors of Global Gold received on January 5, 2012 and on receiving consent from its shareholders representing over a 65% majority of its outstanding Common Stock on February 6, 2012to transfer the 100% interest in Mego and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”),  the Company entered into the following agreements on or about February 19, 2012 updating previous agreements, all as further described in the exhibits attached, on the following dates:

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

On September 26, 2012, GGM entered into two Share Transfer Agreements with GGCR Mining covering the transfer of all the shares of the Armenian companies Mego and the Getik Mining Company, LLC which respectively hold the Toukhmanuk and Getik mining properties in Armenia.  The Share Transfer Agreements were concluded in accordance with the previously disclosed agreements with Consolidated Resources Armenia and Consolidated Resources USA, LLC, a Delaware limited liability company to fund development and form a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia.  GGCR Mining will (i) own, develop and operate Toukhmanuk and Getik gold mining properties, and be a (ii) be a company listed on an exchange fully admitted to trading. As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.   The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and Mr. Ashot Boghossian Armenia Managing Director, with Ogier -Corporate Services (Jersey) Limited continuing as secretary of the Company.  See attached Exhibit 10.58 and 10.59.

On October 26, 2012, the shares of Mego and Getik were registered, subject to terms and conditions as stated in the transfer documents, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payable.  The joint venture was closed in 2012.

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

On December 19, 2006, GGM entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" with CR. The agreement restructures the parties' Aigedzor Mining Company Joint Venture to transfer GGM 's 20% interest to CR in exchange for: one million dollars; a 2.5% Net Smelter Return (“NSR”) royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; the right to participate up to 20% in any new projects undertaken by Iberian or its affiliates in Armenia until August 15, 2015; and five million shares of Iberian's common stock, which are restricted for one year. On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited (“Tamaya”), and Tamaya is now developing those properties.  As part of the merger, the five million shares of Iberian’s common stock were exchanged for twenty million shares of Tamaya’s common stock without any restrictions.  GGM retains the right to participate up to 20% in any new projects undertaken by Tamaya or its affiliates in Armenia until August 15, 2015 and the 2.5% Net Smelter Return royalty as described above.  During the year ended December 31, 2007, the Company sold all 20,000,000 shares of the Tamaya Resources Limited Stock that it owned.  In 2008, Tamaya and Iberian Resources filed for bankruptcy in Australia.  In 2009, the bankruptcy administrators sold the shares of Sipan 1, LLC to Terranova Overseas company organized in the United Arab Emirates  which, on information and belief, includes local and foreign investors and  which also assumes the continuing obligations of Sipan 1, LLC to Global Gold.   The Company has taken action to protect its rights.  On information and belief, the license for Lichkvadz-Tei was terminated by Armenian authorities in March 2009 and has been issued to another company, which on information and belief, includes local and foreign investors..

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

 (4) CHILE PROPERTIES

The Company has a vice-president who operates an office in Santiago, Chile which has been engaged in exploration activities and development of mining projects, and is engaged in ongoing acquisition review. A map showing the location of properties in Chile where the Company has or had interests (below) and other information about the properties are located on the Company's website.

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

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.  On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 additional compensation payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  Contender defaulted on its guaranty.  On May 18, 2012, Amarant and its principal, Mr. Ulander, agreed to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.   On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive; a) 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source; b) a $250,000 payment, and c) an additional $200,000 payment to the company.  Also, the Company agreed to conditionally waive its right of first refusal with respect to transfer of GGV shares as part of this revision, but these conditions were not met and the Company has advised that the purported assignment to Alluvia is invalid.   As one provision of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. These shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value these shares except the “Mangold List” in Sweden, b) we do not have access to the financials of Amarant to aid in calculating a value, and c) these shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain material provisions of this sale agreement with Amarant.

On November 28, 2012, the Company and Amarant (the “Parties”) entered into an Amended Joint Membership Interest Purchase Agreement (the “Amendment”), which again restructured the terms of the Joint Interest Membership Interest Purchase Agreement (the “MIPA”), dated December 2, 2011, among the Company, Amarant, and the other parties signatory thereto and amended on April 13, 2012 (“Amended MIPA”).  Pursuant to the MIPA and all of its amendments the Parties agree that as of November 28, 2012 Amarant owes $3,275,000 to the Company.  Interest accrues at 12% per annum.

Key terms of the Amendment include: Amarant agrees that it shall pay the Company the following amounts by the close of business Central European Time (“CET”) on the indicated dates: (i) $200,000 on November 29, 2012; (ii) $150,000 on or before November 30, 2012, (iii) $450,000 on or before December 6, 2012; (iv) $700,000 on or before December 17, 2012 and; (v) $1,775,000 on or before December 28, 2012. With respect to the payments in (iii), (iv) and (v) as the largest shareholder of Alluvia Mining Ltd. (“Alluvia”), Amarant guarantees that 50% of all funds raised by Alluvia shall be paid to the Company until such payments are satisfied in full. As further consideration and in satisfaction of any and all alleged damages resulting from of Amarant’s failure to perform any obligation prior hereto, Amarant agrees to transfer to the Company One Million (1,000,000) ordinary shares of Alluvia held by Amarant, within 15 days of a fully executed lock-up agreement whereby the Company will be restricted from transferring any of such shares for a period of 6 months from the date of transfer. The Parties agree to act in good faith to prepare and agree on the terms of the lock-up agreement within 5 business days from the date hereof. Lastly, in the event that Amarant fails to make any payments hereunder on a timely basis, it hereby confesses to an arbitral award as to the unpaid amounts and the parties authorize the entry of such an arbitral award pursuant to the American Arbitration Association arbitration clauses previously agreed; this confession of arbitral award is verified by the undersigned who have personal knowledge of the facts and affirm that they are for just debts arising from the sale of property, and this confession is signed by each of the undersigned under oath that the terms are true to the best of their knowledge. The parties further agree to execute and deliver any other documents which may be necessary to effectuate this confession and authorization of arbitral award within 48 hours of a request by the other party or the arbitrator.  The Amendment had a confidentiality provision which is no longer operational.  The Amendment also provided that subject to Amarant’s performance of the payment obligations, the Company would waive rights to object to Amarant’s transfer of the property to Alluvia; however, Amarant did not meet its payment obligations.  The Amendment further provided that the Company would extend the time for Amarant to effect certain name changes until March 31, 2013 with Amarant’s performance of the payment obligations, but Amarant failed to meet its payment obligations.  The Company has received the 1,000,000 shares of Alluvia which are restricted for 6 months, until May 28, 2013.  No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value these shares except the “Mangold List” in Sweden, b) we do not have access to the financials of Alluvia to aid in calculating a value, and c) these shares received present a small minority ownership of Alluvia.  Amarant and Alluvia remain in default of certain material provisions of the agreements with the Company. See attached Exhibit 10.60.

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

The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental and safety performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. As of December 31, 2012, the Company does not have any liability unpaid for environmental compliance.  The cost for the Company to maintain environmental compliance has had no substantial limitation or restriction upon our ability to carry out our mining operations.  The Company has been subjected to false allegations in the media regarding its environmental record in Armenia by questionable individuals and groups, all of which the Company has refuted and none of which rose to the level of a legal inquiry.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information contained in this Annual Report, on Form 10-K before making an investment decision with respect to our common stock.  Any of the following risks, as well as other risks and uncertainties described in this Annual Report on Form 10-K, as well as additional risks which may not be currently known to the Company, could harm our business, financial condition and results of operations and could adversely affect the value of our Common Stock.

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

LIQUIDITY RISK – GOING CONCERN

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.   As such, our independent registered public accounting firm has concluded that additional revenue arrangements or financing is needed to enable us to fund our future operations, which raises substantial about our ability to operate as a going concern, and accordingly has included this uncertainty in their report on our December 31, 2012 consolidated financial statements.

COMPETITION

There is intense competition in the mining industry. The Company is competing with larger mining companies, many of which have substantially greater financial strengths, and capital, marketing and personnel resources than those possessed by the Company.  Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees, the Company’s long term presence and the expertise and knowledge of its personnel in Armenia and in Chile allow it to compete with companies with greater resources.  The Company has also faced defamatory internet based attacks from Caldera Resources Inc. and its president Vasilios (Bill) Mavridis and related parties.

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

MANAGEMENT SALARIES

As of December 31, 2012, the Company owes unpaid wages of approximately $587,000 to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2012, the Company had accrued interest of approximately $129,000.  The Company’s failure to remain current in its salary obligations exposes the Company to the potential loss of key personnel.

TRADING MARKET

The Company's Common Stock is traded on the OTCQB exchange of the OTC Market. As a result, our stockholders may find it more difficult to buy or sell shares of our common stock than it would be if our stock were listed on a national securities exchange.

VALUE OF INVESTMENT PORTFOLIO

The Company has not purchased securities in other companies but has received, and still holds, securities in other non-related companies.  The Company has not valued these securities as of December 31, 2012 due to a variety of risks including, minor percentage of shares outstanding, trading restrictions, there can be no assurance that an adequate liquid market will exist for these securities, and there can be no assurance that quoted market prices at any given time will properly reflect the value at which the Company could monetize these securities.  There are also the risks of the underlying companies and their operations.

LACK OF INSURANCE PROTECTION

The Company may not be able to obtain adequate insurance protection for its foreign investments.

GLOBAL FINANCIAL CONDITION

Financial conditions globally continue to experience volatility following the U.S. led financial crisis in 2008, which impacted numerous financial institutions globally, and more recently the escalating financial turmoil in Europe.  Each has created considerable uncertainty as a result of excessive government debt levels in some countries and the unprecedented steps being taken to avert a full blown global crisis. These factors may impact the ability of the Company to issue debt and equity in the future and to issue it on terms that are reasonable to the Company. Although there have been signs of economic recovery, volatility and market turmoil may continue and, as a result, the Company’s business, financial condition, results of operations and share price could be adversely impacted.

FOREIGN EXCHANGE

By virtue of its international operations, the Company incurs costs and expenses in a number of foreign currencies. The revenue received by the Company is denominated in U.S. dollars since the prices of the metals that it produces are referenced in U.S. dollars, while the majority of operating and capital expenditures is the Armenian dram. Fluctuations in these foreign exchange rates give rise to foreign exchange exposures, either favorable or unfavorable, which could have a material impact on the Company’s results of operations and financial condition.

FLUCTUATION IN MINERAL PRICES

The prices of gold and other minerals historically fluctuate and are affected by numerous factors beyond the Company's control and no assurance can be given that any reserves proved or estimated will actually be produced.

COUNTERPARTY RISK

The Company is exposed to counterparty risk, including market pricing and credit-related risk in the event any counterparty, whether a customer, debtor or financial intermediary, is unable or unwilling to fulfill their contractual obligations to the Company or where such agreements are otherwise terminated and not replaced with agreements on substantially the same terms.  All of the Company’s aggregate projected sales of concentrate in 2013 are to one customer.  There can be no assurance that the Company will not experience a material loss for non-performance by any counterparty with whom it has a commercial relationship. Should any such losses arise, they could adversely affect the Company’s business, financial condition and results of operations.  The Company has incurred and continues to incur losses due to counterparty risk. As of December  31, 2012, the Company, through its joint venture company GGCRL received $1,618,755 through a convertible note payable and the Company is carrying this as a liability.  The Company does not have the substantiation for this entire amount.

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

LAWS AND REGULATIONS

Mining operations and exploration activities are subject to extensive laws and regulations. These relate to production, development, exploration, exports, imports, taxes and royalties, labor standards, occupational health, waste disposal, protection and remediation of the environment, mine decommissioning and reclamation, mine safety, toxic substances, transportation safety and emergency response and other matters.

Compliance with these laws and regulations increases the costs of exploring, drilling, developing, constructing, operating and closing mines and other facilities. It is possible that the costs, delays and other effects associated with these laws and regulations may impact the Company’s decision as to whether to continue to operate in a particular jurisdiction or whether to proceed with exploration or development of properties. Since legal requirements change frequently, are subject to interpretation and may be enforced to varying degrees in practice, the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on operations. Furthermore, changes in governments, regulations and policies and practices could have an adverse impact on the Company’s future cash flows, earnings, results of operations and financial condition, which may have a material adverse impact on the Company and its share price.

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

CORRUPTION RISKS

The Company is subject to the U.S. Foreign Corrupt Practices Act and other similar acts (collectively, the “Anti-Corruption Legislation”), which prohibit the Company or any officer, director, employee or agent of the Company or any stockholder of the Company acting on its behalf from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The Company strictly prohibits these practices by its employees and agents.  Any failure by the Company to adopt appropriate compliance procedures and ensure that its employees and agents comply with the Anti-Corruption Legislation and applicable laws and regulations in foreign jurisdictions could result in substantial penalties or restrictions on its ability to conduct its business, which may have a material adverse impact on the Company and its share price.

MINE DEVELOPMENT COSTS

The estimates contained herein regarding the development and operation of our mining projects are estimates only and are based on many assumptions and analyses made by the Company’s management in light of their experience and perception of historical trends, current conditions and expected future developments, as well as other factors management believes are appropriate in the circumstances. These estimates and the assumptions upon which they are based are subject to a variety of risks and uncertainties and other factors that could cause actual expenditures to differ materially from those estimated. If these estimates prove incorrect, the total capital expenditures required to complete the mine development may increase, which may have a material adverse impact on the Company and its share price.

PREVIOUS MINING OPERATIONS

There is a risk that if a prior operator created an environmental or other liability at a property on which the Company is working, it may be difficult or impossible to assess the extent to which damage was caused by the Company’s activities or the activities of other operators.

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

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 3,505,786 (4.05%), and 5,525,000 (6.38%) shares, respectively, or a total of 9,030,786 (10.44%) shares, out of the 86,542,975 shares of the Company's Common Stock issued and outstanding as of December 31, 2012.  The two Company officers, director Nicholas J. Aynilian who owns 2,153,873 (2.49%) and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 (1.62%) shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Ian Hague, a Company director and Firebird Mangement, LLC manager, owns a total of 33,881,748 (39.15%) shares, and Firebird Management, LLC owns a total of 16,865,034 (19.49%) shares, out of the 86,542,975 shares, of the Company's Common Stock issued and outstanding as of December 31, 2012.

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

In addition, and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C. ("ICSID"), on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "[they] jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted a license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008, GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, which were discontinued as of May 2, 2008. This agreement did not affect the ICC arbitration or litigation involving similar subject matter.

Based on a false representation by Caldera, on June 17, 2010, Global Gold Corporation and its subsidiary, GGM, LLC (collectively “Global”) and Caldera Resources, Inc. (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008, and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and the performance of work at the property as submitted and approved in the mining plan, which includes mining of 50,000 tonnes of mineralized rock per year, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

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

In a final, non-appealable decision issued and effective February 8, 2012, the Armenian Court of Cassation affirmed the July 29, 2011 Armenian trial court and December 12, 2012 Court of Appeals decisions which ruled that Caldera's registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with GGM.  The official versions of the Armenian Court decisions are available through http://www.datalex.am/, with English translations available on the Company’s website.

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

As of the filing date of this report, and subject to the Federal Court's decision on confirming the Partial Final Award, Global has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  Global is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person.

Caldera has also publicly claimed that it continues to have rights to the Marjan property based on the parties’ December 2009 agreement, but that agreement to agree was merged into the March 2010 agreement, called for completion of payments by Caldera by the end of 2012, and included other terms which Caldera cannot meet.  Caldera’s attempt to raise this issue in the arbitral proceedings following the March 29, 2012 decision in Global Gold’s favor has not succeeded.  Caldera and its officers and agents have also continued a defamatory campaign of harassment and filing of false claims over the internet and elsewhere against the Company and its officials which may be pursued during the damages phase of the arbitration.

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.

The Company was aware that another company was trading shares in the U.S. with the name Global Gold Corp.  The Company’s counsel sent the other company a cease and desist letter for using the similar name and requested that it change its name which it has done.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $100,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $30,000 as of December 31, 2012 and the Company has deposited approximately $20,000 at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Shares of the Company's Common Stock trade on the OTC Bulletin Board (OTCQB) under the symbol "GBGD." The range of high and low bid information for each quarterly period during 2011 and 2012 were as follows:

	2011		2012
Quarter	High*	Low*	High*	Low*

1st	$0.25	$0.12	$0.22	$0.12
2nd	$0.20	$0.11	$0.23	$0.14
3rd	$0.25	$0.08	$0.19	$0.12
4th	$0.20	$0.05	$0.19	$0.12

* These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.  Source: Yahoo Finance

 As of April 13, 2013, the Company had 86,542,975 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of April 13, 2013, there were approximately 1,298 holders of record of shares of the Company's Common Stock.

(c) We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operating results, capital requirements, applicable contractual restrictions and other factors the Board of Directors deems relevant.

(d) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be issued upon exercise of oustanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c ) (#)

Equity compensation plans approved by security holders (1)	2,954,167	$0.52	55,833

Equity compensation plans not approved by security holders	0	0	0

Total:	2,954,167		55,833

(1)
The Company's 2006 Stock Incentive Plan - On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and will expire on June 15, 2016. On June 15, 2006, the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman.  On January 11, 2007, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.86 per share.   On June 15, 2007, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.83 per share, to the Chief Financial Officer, Jan Dulman.   On April 8, 2008, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.45 per share.  On May 18, 2009, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.20 per share. On May 18, 2009, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 166,667 shares of common stock of the Company at $0.20 per share vesting on November 18, 2009.  On August 12, 2009, the Company granted to Jan Dulman, the Company’s Chief Financial Officer,  stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement.  On June 19, 2010, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.10 per share. On June 19, 2010, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 100,000 shares of common stock of the Company at $0.10 per share vesting on November 19, 2010.  On October 14, 2010, the Company granted options to buy 40,000 shares of common stock, at an exercise price of $0.25 per share, to a consultant, Paul Airasian, which vested on December 31, 2010 and expired on December 31, 2012.

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

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2012 AND TWELVE-MONTHS ENDED DECEMBER 31, 2011

During the twelve-month period ended December 31, 2012, the Company's administrative and other expenses were $3,883,990 which represented an increase of $581,980 from $3,302,010 in the same period last year. The expense increase was primarily attributable to professional fees of $313,305 higher than the prior year’s period and by accounting fees of $147,819 higher than the prior year’s period offset by lower stock compensation expense of $248,889 more than the prior year’s period.

During the twelve-month period ended December 31, 2012, the Company's mine exploration costs were $867,905 which represented a decrease of $1,057,876 from $1,925,781 in the same period last year.  The expense increase was attributable to the decreased mining activity at the Toukhmanuk property of $1,057,876.

During the twelve-month period ended December 31, 2012, the Company's amortization and depreciation expenses were $571,218 which represented a decrease of $168,241 from $739,459 in the same period last year. The expense decrease was primarily attributable to the decreased depreciation expense of $126,662 and a decreased amortization expense of $41,579.

During the twelve-month period ended December 31, 2012, the Company had interest expenses of $292,040 which represented a decrease of $127,609 from $419,649 in the same period last year.  The expense decrease was attributable to a decrease in interest expense on wages due to management of $11,371 and a decrease in interest expense on a secured line of credit in Armenia of $118,491.

During the twelve-month period ended December 31, 2012, the Company did not have any revenue which represented a decrease of $81,702 from $81,702 in the same period last year.  The decrease in revenue is attributable to a decrease in sales of gold concentrate of $81,702 from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.

The Company had interest income of $383 in 2012 which represented a decrease of $284 from $667 from the same period last year.   The decrease is attributable to lower average cash balances in the Armenia bank accounts.

Deposits on contracts and equipment decreased by $86,929 at December 31, 2012 from $460,047 due to the completion of contracts and the receipt of equipment purchased.

Current liabilities decreased by $1,834,087 as of December 31, 2012 due to decrease of a $5,000,000 of minority interest in joint venture pending which was closed and no longer a liability, offset by increases in accounts payable of $1,240,634, wages payable of $220,998, convertible note payable of $1,618,755 and note payable to director of $98,627.  Secured line of credit – long term portion was $709,948 as of December 31, 2012 which decreased by $712,230 from $1,422,178 as of December 31, 2011 due to loan repayments made of $619,532, and currency changes

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of December 31, 2012, the Company's total assets were $3,402,862, of which $3,391 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2013 is:

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

The Company has a confession of arbitral award against Amarant in connection with the Chile sale, and is owed $3,275,000 from Amarant with interest accruing at 12% per annum.

The Company owns 533,856 shares of Amarant and 1,000,000 shares of Alluvia which are currently traded on the “Mangold List” in Sweden.

The Company holds a judgment in excess of $37,000,000 against former Armenian Minister of Environment Vardan Aivazyan.

The Company is also pursuing its contractual right to attorney fees and costs as well as damages caused by Caldera Resources in the New York arbitration.

The Company is entitled to more than $3,000,000 from GGCRL for advances in accordance with the board approvals of GGCRL.

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

The Company may engage in research and development related to exploration and processing during 2013, and is purchasing processing plant and equipment assets to expand production.

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

Besides the funding from agreements with Amarant Mining Ltd. and the GGCRL Joint Venture there are no firm commitments from third parties to provide additional financing, and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future.  The Company is in discussion to acquire additional financing, but there can be no assurance that any financing for current operations, acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

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

For the years ended December 31, 2012 and 2011, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the years ended December 31, 2012 and 2011 was $174,915 and $423,804, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, "Comprehensive Income."  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2012 and 2011.

	Year Ending December 31,
	2012	2011

Net loss applicable to Global Gold Corporation Common Shareholders	$(2,945,390)	$(6,536,765)
Unrealized gain arising during year	$460,105	$(529,779)
Comprehensive loss	$(2,485,285)	$(7,066,544)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet as of December 31, 2012 at $452,463 and $11,342, respectively, and unprocessed ore and gold concentrate of $560,560 and $3,994, respectively, as of December 31, 2011 with our Armenian subsidiary Mego-Gold LLC.  The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2012 and December 31, 2011.  As of December 31, 2012 and December 31, 2011, the Company had approximately $3,900 and $30,360, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2012 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company, notes thereto and report of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2012 by RBSM LLP and December 31, 2011 by Sherb & Co, LLP, are attached hereto as a part of, and at the end of, this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On January 8, 2013, the Company was informed by its independent registered public accounting firm, Sherb & Co., LLP, (“Sherb”), that it has combined its practice with RBSM LLP (the “Merger”) effective January 1, 2013. As a result, the Company determined to enter into an engagement letter with RBSM LLP which became the Company's independent registered public accounting firm. The engagement of RBSM LLP as the Company's independent registered public accounting firm was approved by the Audit Committee of the Board of Directors of the Company on February 7, 2013.

Sherb & Co., LLP issued an audit report on the consolidated financial statements of the Company as at and for the years ended December 31, 2011 and 2010, which did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. The principal accountant’s reports of Sherb on the financial statements of the Company for the years ended December 31, 2011 and 2010 contained an explanatory paragraph disclosing the uncertainty regarding the Company’s ability to continue as a going concern. In connection with the audit of the consolidated financial statements of the Company as at and for the years ended December 31, 2011 and 2010 and through date of dismissal, (i) there were no disagreements between the Company and Sherb & Co., LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Sherb & Co., LLP, would have caused Sherb & Co., LLP to make reference to the subject matter of the disagreement in its report on the Company's financial statements for such year or during the interim period through the date of this Report, and (ii) there were no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

During the two years ended December 31, 2011, the Company did not consult with RBSM LLP with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

Prior to filing a Form 8-K reporting such change, the Company provided Sherb with a copy of the foregoing disclosures in the Form 8-K and Sherb furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agreed with the Company's statements in the Form 8-K. A copy of the letter furnished by Sherb was filed as an exhibit to that Form 8-K.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Security Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer (our Principal Executive Officer and Principal Financial Officer, respectively), as appropriate, to allow timely decisions regarding required disclosure.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of December 31, 2012, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company's internal control over financial reporting, have concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held on or around June 21, 2013.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held on or around June 21, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning required by this Item 12 is incorporated by reference from the Company's Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held on or around June 21, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held on or around June 21, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company's Proxy Statement relating to the 2013 Annual Meeting of Stockholders scheduled to be held on or around June 21, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including the report of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2012 and December 31, 2011.

(b) Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd.

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(29) Incorporated herein by reference to Exhibit 10.35 to the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed with the SEC on April 16, 2012.

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

(45) Incorporated herein by reference to Exhibit 99.3 to the Company's current report on Form 8-K filed with the SEC on April 13, 2012.

(46) Incorporated herein by reference to Exhibit 10.51 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(47) Incorporated herein by reference to Exhibit 10.52 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(48) Incorporated herein by reference to Exhibit 10.53 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(49) Incorporated herein by reference to Exhibit 10.54 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(50) Incorporated herein by reference to Exhibit 10.55 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2012, filed with the SEC on August 20, 2012.

(51) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on September 11, 2012.

(52) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on September 27, 2012.

(53) Incorporated herein by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on September 27, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION (Registrant)

By:	/s/ Van Z. Krikorian
Van Z. Krikorian, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

April 15, 2013 Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	4/15/13	/s/ Van Z. Krikorian	4/15/13
Jan Dulman Chief Financial Officer (Principal Financial and Accounting Officer)		Van Z. Krikorian, Chairman, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Drury J. Gallagher	4/15/13	/s/ Nicholas J. Aynilian	4/15/13
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Ian C. Hague	4/15/13	/s/ Harry Gilmore	4/15/13
Ian C. Hague		Harry Gilmore
Director		Director

/s/ Lester Caesar	4/15/13
Lester Caesar
Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page

Report of Independent Registered Public Accounting Firms	F-2 to F-3

Consolidated Balance Sheets - as of December 31, 2012 and 2011	F-4

Consolidated Statements of Operations and Comprehensive Loss - for the years ended December 31, 2012 and 2011 and the exploration stage period from January 1, 1995 through December 31, 2012	F-5

Consolidated Statements of Changes in Stockholders' Equity (Deficit) - for the exploration stage period from January 1, 1995 through December 31, 2012	F-6

Consolidated Statements of Cash Flows - for the years ended December 31, 2012 and 2011 and the exploration stage period from January 1, 1995 through December 31, 2012	F-7

Notes to Consolidated Financial Statements	F-8 to F-38

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Global Gold Corporation and Subsidiaries (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (An Exploration Stage Company) (the “Company”) as of December 31, 2012 and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the year then ended. We did not audit the financial statements for the period beginning January 1, 1995 through December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/RBSM LLP
New York, New York
April 15, 2013

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors
Global Gold Corporation and Subsidiaries (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (An Exploration Stage Company) (the “Company”) as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for the year then ended. We did not audit the financial statements for the period beginning January 1, 1995 through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of their operations and their cash flows for the year then ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Sherb & Co., LLP
New York, New York
April 13, 2012

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS

CURRENT ASSETS:
Cash	$3,391	$29,132
Inventories	559,525	758,435
Tax refunds receivable	67,123	109,133
Receivable from sale, net of impairment of $1,817,276 and $3,950,000 respectively	558,437	50,000
Other current assets	21,967	71,392
TOTAL CURRENT ASSETS	1,210,443	1,018,092

LICENSES, net of accumulated amortization of $2,439,287 and $2,140,971, respectively	770,649	1,068,965
DEPOSITS ON CONTRACTS AND EQUIPMENT	373,118	460,047
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,971,476 and $2,812,304, respectively	1,048,652	1,174,880

	$3,402,862	$3,721,984

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,915,092	$2,674,458
Wages payable	962,930	741,932
Employee loans	243,355	256,456
Advance from customer	87,020	87,020
Noncontrolling interest in joint venture pending	-	5,000,000
Secured line of credit - short term portion	684,000	684,000
Convertible note payable	1,618,755	-
Current portion of note payable to Directors	98,627	-
TOTAL CURRENT LIABILITIES	7,609,779	9,443,866

SECURED LINE OF CREDIT - LONG TERM PORTION	709,948	1,422,178

TOTAL LIABILITIES	8,319,727	10,866,044

EQUITY:
Global Gold Corporation Stockholders' Equity
Common stock $0.001 par, 100,000,000 shares authorized; 86,542,975 and 83,805,475 at December 31, 2012 and December 31, 2011, respectively, shares issued and outstanding	86,543	83,806
Additional paid-in-capital	44,444,933	37,819,082
Accumulated deficit prior to exploration stage	(2,907,648)	(2,907,648)
Deficit accumulated during the exploration stage	(47,125,564)	(44,180,174)
Accumulated other comprehensive income	1,448,274	2,040,874

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(4,053,462)	(7,144,060)

NONCONTROLLING MINORITY INTEREST	(863,403)	-

TOTAL LIABILITIES AND EQUITY	$3,402,862	$3,721,984

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,		Cumulative amount from January 1, 1995 through
	2012	2011	December 31, 2012
			(Unaudited)

REVENUES	$-	$81,702	$632,854

COST OF GOODS SOLD	-	34,249	224,247

GROSS PROFIT	-	47,453	408,607

(INCOME)/EXPENSES:
General and administrative	3,883,990	3,302,010	28,619,327
Mining and exploration costs	867,905	1,925,781	17,387,675
Amortization and depreciation	571,218	739,459	6,415,757
Write-off on investment	-	-	176,605
Gain on sale of investment	(2,142,714)	47,986	(4,874,506)
Gain from investment in joint ventures	-	150,000	(2,373,701)
Interest expense	292,040	419,649	2,395,323
Bad debt expense	-	-	151,250
Loss on foreign exchange	-	-	193,852
Gain on extinguishment of debt	-	-	(289,766)
Interest income	(383)	(667)	(365,201)

TOTAL EXPENSES	3,472,056	6,584,218	47,436,615

Loss from Continuing Operations	(3,472,056)	(6,536,765)	(47,028,008)

Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss	(3,472,056)	(6,536,765)	(47,652,229)
Less: Net loss applicable to noncontrolling interest	(526,666)	-	(526,666)
Net loss applicable to Global Gold Corporation Common Shareholders	(2,945,390)	(6,536,765)	(47,125,563)

Foreign currency translation adjustment	460,105	(529,779)	2,147,504
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	(2,485,285)	(7,066,544)	(44,624,584)
Less: Comprehensive net loss applicable to noncontrolling interest	-	-	(1,052,705)
Comprehensive Net Loss applicable to Global Gold -
Corporation Common Shareholders	$(2,485,285)	$(7,066,544)	$(45,677,289)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	85,214,491	81,319,845

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
( An Exploration Stage Enterprise )

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to and During the Exploration	Treasury	Minority	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Stock	Interest	Income (Loss)	Equity

Balance from February 21, 1980 to December 31, 1994 (Note 1) (Unaudited)	898,074	$89,807	$3,147,693	$(2,907,648)	$-	$-	$-	$329,852

Adjustment for the restatement of par value	-	(88,909)	88,909	-	-	-	-	-
Issuance of stock for acquisition of Eyre Recources, N.L.	1,000,000	1,000	849,000	-	-	-	-	850,000
Proceeds received from private placement	200,000	200	421,373	-	-	-	-	421,573
Net loss	-	-	-	(361,345)	-	-	-	(361,345)

Balance as December 31, 1995 (Unaudited)	2,098,074	2,098	4,506,975	(3,268,993)	-	-	-	1,240,080

Warrants exercised	40	-	100	-	-	-	-	100
Net loss	-	-	-	(668,577)	-	-	-	(668,577)

Balance as of December 31, 1996 (Unaudited)	2,098,114	2,098	4,507,075	(3,937,570)	-	-	-	571,603

Issuance of common stock	2,250,000	2,250	222,750	-	-	-	-	225,000
Net loss	-	-	-	(690,747)	-	-	-	(690,747)

Balance as of December 31, 1997 (Unaudited)	4,348,114	4,348	4,729,825	(4,628,317)	-	-	-	105,856

Net income	-	-	-	34,944	-	-	-	34,944

Balance as of December 31, 1998 (Unaudited)	4,348,114	4,348	4,729,825	(4,593,373)	-	-	-	140,800

Purchase of treasury stock	-	-	-	-	(60,000)	-	-	(120,000)
Unrealized loss on investment	-	-	-	-	-	-	(16,000)	(16,000)
Net loss	-	-	-	(93,826)	-	-	-	(93,826)

Balance as of December 31, 1999 (Unaudited)	4,348,114	4,348	4,729,825	(4,687,199)	(60,000)	-	(16,000)	(89,026)

Issuance of common stock in connection with settlement	20,000	20	1,980	-	-	-	-	2,000
Cancellation of treasury stock	(1,000,000)	(1,000)	(59,000)	-	60,000	-	-	60,000
Settlement of accrued salary	1,000,000	1,000	161,500	-	-	-	-	162,500
Sale of warrants	-	-	650	-	-	-	-	650
Unrealized loss on investment	-	-	-	-	-	-	(90,000)	(90,000)
Net loss	-	-	-	(33,341)	-	-	-	(33,341)

Balance as December 31, 2000 (Unaudited)	4,368,114	4,368	4,834,955	(4,720,540)	-	-	(106,000)	12,783

Net loss	-	-	-	(26,832)	-	-	-	(26,832)
Unrealized loan on investment	-	-	-	-	-	-	(15,000)	(15,000)

Balance as of December 31, 2001 (Unaudited)	4,368,114	4,368	4,834,955	(4,747,372)	-	-	(121,000)	(29,049)

Issuance of common stock for compensation	200,000	200	9,800	-	-	-	-	10,000
Net loss	-	-	-	(60,113)	-	-	-	(60,113)
Unrealized gain on investment	-	-	-	-	-	-	247,406	247,406

Balance as of December 31, 2002 (Unaudited)	4,568,114	4,568	4,844,755	(4,807,485)	-	-	126,406	168,244

Issuance of common stock for cash:
at $0.25 per share, January	350,000	350	87,150	-	-	-	-	87,500
at $0.25 per share, July	1,000,000	1,000	231,500	-	-	-	-	232,500
at $0.50 per share, October	100,000	100	46,400	-	-	-	-	46,500
at $0.50 per share, October	400,000	400	185,600	-	-	-	-	186,000
Issuance of common stock for compensation:
at $0.25 per share, February	1,800,000	1,800	(1,800)	-	-	-	-	-
at $0.25 per share, June	900,000	900	(900)	-	-	-	-	-
at $0.25 per share, December	90,000	90	(90)	-	-	-	-	-
Amortization of deferred compensation	-	-	165,802	-	-	-	-	165,802
Issuance of common stock for services:
at $0.25 per share, January	500,000	500	24,500	-	-	-	-	25,000
at $0.25 per share, April	250,000	250	62,250	-	-	-	-	62,500
Shares cancelled in September, which were issued in January	(500,000)	(500)	(24,500)	-	-	-	-	(25,000)
Shares issued at $0.25 per share for accounts payable in April	100,000	100	24,900	-	-	-	-	25,000
Fractional share adjustment	20	-	-	-	-	-	-	-
Unrealized gain on investment	-	-	-	-	-	-	(95,278)	(95,278)
Net loss	-	-	-	(616,820)	-	-	-	(616,820)

Balance as of December 31, 2003 (Unaudited)	9,558,134	9,558	5,645,567	(5,424,305)	-	-	31,128	261,948

Issuance of common stock for compensation	250,000	250	(250)					-
Forfeiture of common stock for compensation	(526,833)	(527)	527					-
Sale of common stock	3,000,000	3,000	1,482,000	-	-	-	-	1,485,000
Issuance of common stock for services	90,000	90	(90)					-
Issuance of common stock for payable	240,000	240	113,260					113,500
Amortization of unearned compensation			316,756					316,756
Net loss				(688,039)	-	-		(688,039)
Unrealized gain on investment	-	-	-	-	-	-	(31,128)	(31,128)

Balance as of December 31, 2004 (Unaudited)	12,611,301	12,611	7,557,770	(6,112,344)	-	-	-	1,458,037

Issuance of common stock for compensation:
at $0.50 per share, January	850,000	850	(850)	-	-	-	-	-
at $1.00 per share, June	170,000	170	(170)	-	-	-	-	-
at $1.50 per share, December	45,000	45	(45)	-	-	-	-	-
Sale of common stock	4,000,000	4,000	2,996,000	-	-	-	-	3,000,000
Less: Selling expense for sale of common stock		-	(39,000)					(39,000)
Exercise of warrants	220,000	220	54,780					55,000
Amortization of unearned compensation			292,994					292,994
Net loss				(2,309,187)				(2,309,187)
Foreign currency translation adjustment	-	-	-	-	-	-	(38,511)	(38,511)

Balance as of December 31, 2005 (Unaudited)	17,896,301	17,896	10,861,479	(8,421,531)	-	-	(38,511)	2,419,333

Issuance of common stock for compensation:
at $1.50 per share, February	274,000	274	35,726	-	-	-	-	36,000
at $1.70 per share, June	925,000	925	(925)	-	-	-	-	-
at $1.25 per share, September	200,000	200	(200)	-	-	-	-	-
Forfeiture of common stock for compensation	(40,000)	(40)	40					-
Issuance of common stock for payable:
at $1.15 per share, January	100,000	100	114,900					115,000
Sale of common stock	10,400,000	10,400	12,989,588	-	-	-	-	12,999,988
Less: Selling expense for sale of common stock		-	(764,957)					(764,957)
Issuance of options for compensation			225,894					225,894
Exercise of warrants	3,000,000	3,000	2,247,000					2,250,000
Accrual of stock bonuses issued in 2007			(27,950)					(27,950)
Amortization of unearned compensation			1,017,742					1,017,742
Net loss				(5,296,370)				(5,296,370)
Other comprehensive income	-	-	-	-	-	-	842,731	842,731

Balance as of December 31, 2006	32,755,301	32,755	26,698,337	(13,717,901)	-	-	804,220	13,817,411

Issuance of common stock for compensation:
at $0.88 per share, January 1	83,334	83	(83)	-	-	-	-	-
at $0.86 per share, January 11	50,000	50	(50)	-	-	-	-	-
at $0.83 per share, June	286,666	287	(287)	-	-	-	-	-
Forfeiture of common stock for compensation	(172,500)	(173)	(3,786)					(3,958)
Issuance of common stock for payable:
at $2.00 per share, September (2006)	500,000	500	999,500					1,000,000
at $0.86 per share, January	63,250	63	54,332					54,395
at $0.85 per share, April	150,000	150	127,350					127,500
Issuance of options for compensation			481,446					481,446
Exercise of warrants	150,000	150	16,350					16,500
Accrual of stock bonuses issued in 2008			(14,850)					(14,850)
Accrual of interest on note			(26,612)					(26,612)
Amortization of unearned compensation			986,500					986,500
Net loss				(9,716,880)				(9,716,880)
Other comprehensive income	-	-	-	-	-	-	1,307,480	1,307,480

Balance as of December 31, 2007	33,866,051	33,866	29,318,147	(23,434,781)	-	-	2,111,700	8,028,932

Issuance of common stock for compensation:
at $0.17 per share, November 11	200,000	200	33,800	-	-	-	-	34,000
at $0.10 per share, December 10	20,000	20	(20)	-	-	-	-	-
Issuance of common stock for payable:
at $0.55 per share, February 11	153,750	154	84,409					84,563
at $0.17 per share, November 11	100,000	100	16,900					17,000
Issuance of options for compensation			279,925					279,925
Conversion of note receivable into shares	(152,778)	(153)	(48,750)					(48,903)
Issuance of common stock for acquistion:
at $0.45 per share, April 8	250,000	250	112,250					112,500
Accrual of interest on note			(2,555)					(2,555)
Sale of common stock	4,750,000	4,750	470,250	-	-	-	-	475,000
Amortization of unearned compensation			717,994					717,994
Net loss				(8,953,113)				(8,953,113)
Other comprehensive income	-	-	-	-	-	-	1,195,490	1,195,490

Balance as of December 31, 2008	39,187,023	39,187	30,982,350	(32,387,894)	-	-	3,307,190	1,940,833

Issuance of common stock for compensation:
at $0.20 per share, May 18	333,333	333	(333)	-	-	-	-	-
at $0.10 per share, July 1	1,387,500	1,388	(1,388)	-	-	-	-	-
at $0.14 per share, August 1	245,000	245	(245)	-	-	-	-	-
Issuance of options for compensation			130,273					130,273
Amortization of unearned compensation			288,919					288,919
Net loss				(4,320,561)				(4,320,561)
Other comprehensive income (loss)	-	-	-	-	-	-	(499,107)	(499,107)

Balance as of December 31, 2009	41,152,856	41,153	31,399,576	(36,708,455)	-	-	2,808,083	(2,459,643)

Issuance of common stock for compensation:
at $0.10 per share, August 19	120,000	120	9,880	-	-	-	-	10,000
Conversion of note payable into shares	35,417,619	35,418	5,277,225					5,312,643
Exercise of warrants	2,500,000	2,500	247,500					250,000
Issuance of options for compensation			69,452					69,452
Amortization of unearned compensation			61,260					61,260
Net loss				(3,842,602)				(3,842,602)
Other comprehensive income (loss)	-	-	-		-	-	(237,430)	(237,430)

Balance as of December 31, 2010	79,190,475	79,191	37,064,893	(40,551,057)	-	-	2,570,653	(836,320)

Issuance of common stock for compensation:
at $0.19 per share, May 3	250,000	250	47,250	-	-	-	-	47,500
at $0.15 per share, June 23	1,350,000	1,350	201,150	-	-	-	-	202,500
at $0.20 per share, Nov 7	500,000	500	99,500	-	-	-	-	100,000
at $0.19 per share, Nov 29	40,000	40	7,560	-	-	-	-	7,600
Conversion of wages payable into shares	2,000,000	2,000	298,000					300,000
Exercise of warrants	600,000	600	59,400					60,000
Cancellation of shares from investment	(125,000)	(125)	(24,875)					(25,000)
Issuance of options for compensation			9,452					9,452
Amortization of unearned compensation			56,752					56,752
Net loss				(6,536,765)				(6,536,765)
Other comprehensive income (loss)	-	-	-		-	-	(529,779)	(529,779)

Balance as of December 31, 2011	83,805,475	83,806	37,819,082	(47,087,822)	-	-	2,040,874	(7,144,060)

Issuance of common stock for compensation:
at $0.20 per share, April 20	300,000	300	59,700	-	-	-	-	60,000
at $0.19 per share, July 1	2,137,500	2,138	(2,138)	-	-	-	-	-
at $0.15 per share, August 1	300,000	300	(300)	-	-	-	-	-
Issuance of options for compensation			5,509					5,509
Amortization of unearned compensation			109,406					109,406
Minority interest sale			6,453,674			(400,969)	(1,052,705)	5,000,000
Net loss				(2,945,390)		(526,666)		(3,472,056)
Other comprehensive income (loss)	-	-	-		-	64,232	460,105	524,337

Balance as of December 31, 2012	86,542,975	$86,543	$44,444,933	$(50,033,212)	$-	$(863,403)	$1,448,274	$(4,916,865)

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative amount from January 1, 1995 through
	2012	2011	December 31, 2012
			(Unaudited)
OPERATING ACTIVITIES:
Net loss	$(3,472,056)	$(6,536,765)	$(47,652,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	109,406	56,752	4,014,125
Stock option expense	5,509	9,452	1,201,951
Amortization expense	298,316	339,895	3,205,489
Depreciation expense	272,902	399,564	3,436,176
Stock based compensation	60,000	357,600	484,213
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Loss/(Gain) from investment in joint ventures	-	150,000	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	47,986	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	(131,164)	446,267	(1,910,489)
Accounts payable and accrued expenses	1,192,567	334,409	4,547,245
Accrued interest	34,966	46,337	1,155,250
Wages payable	220,998	(282,491)	962,930

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,408,555)	(4,630,994)	(35,179,368)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(220,497)	(235,308)	(4,994,362)
Proceeds from sale of mining interest	-	750,000	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	5,000,000	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITIES	(220,497)	5,514,692	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	(81,702)	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(618,563)	(561,051)	(1,820,951)
Proceeds from convertible note payable	1,618,755	-	1,618,755
Note payable to Directors	94,500	(27,627)	4,470,202
Warrants exercised	-	60,000	2,632,250

NET CASH FLOWS PROVIDED BY/(USED) IN FINANCING ACTIVITIES	1,094,692	(610,380)	28,306,754

EFFECT OF EXCHANGE RATE ON CASH	508,619	(258,269)	3,779,457

NET INCREASE IN CASH	(25,741)	15,049	(7,961)

CASH AND CASH EQUIVALENTS - beginning of period	29,132	14,083	11,352

CASH AND CASH EQUIVALENTS - end of period	$3,391	$29,132	$3,391

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$218,731	$288,363	$850,233

Noncash Transactions:

Stock issued for deferred compensation	$511,125	$-	$4,382,342
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$300,000	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these audited financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

1. ORGANIZATION AND BUSINESS

Global Gold is currently in the exploration stage. It is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 100 people globally on a year round basis and an additional 200 people on a seasonal basis.

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

In Chile, the Company is engaged in identifying gold exploration and production opportunities and has a production bonus interest in the Pureo property.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  See Legal Proceedings for more information on the Marjan JV.

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

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis for Presentation - The consolidated financial statements at December 31, 2012 and 2011, and for the years then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage enterprise, has generated revenues of $632,854 (other than interest income, the proceeds from the sale of mining interests, and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses in excess of $48,000,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2012 and 2011 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2012 and December 31, 2011.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2012 and December 31, 2011, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

e. Inventories - Inventories consists of the following at December 31, 2012 and 2011:

	2012	2011

Ore	$452,463	$537,946
Concentrate	11,342	7,714
Materials, supplies and other	95,720	212,775
Total Inventories	$559,525	$758,435

Ore inventory consists of unprocessed ore at the Toukhmanuk mining site in Armenia. The concentrate and unprocessed ore are stated at the lower of cost or market.

f. Deposits on Contracts and Equipment - The Company made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment.

g. Tax Refunds Receivable - The Company is subject to Value Added Tax ("VAT tax") on all expenditures in Armenia at the rate of 20%. The Company is entitled to a credit against this tax towards any sales on which it collects VAT tax. The Company is carrying a tax refund receivable based on the value of its in-process inventory.

h. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants and options that are exercisable at December 31, 2012 and 2011 was 4,604,167 and 4,569,167, respectively.

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

For the years ended December 31, 2012 and 2011, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2012 and 2011 was $174,915 and $357,600, respectively. The expense for stock-based compensation is a non-cash expense item.

j. Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2012 and 2011.

	2012	2011

Net loss applicable to Global Gold Corporation Common Shareholders	$(2,945,390)	$(6,536,765)
Unrealized gain arising during year	$460,105	$(529,779)
Comprehensive loss	$(2,485,285)	$(7,066,544)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2012 and 2011, the exchange rate for the Armenian Dram (AMD) was 404 AMD and 386 AMD for $1.00 U.S, respectively.

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

q. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At December 31, 2012 and 2011, amortization expense totaled $298,316 and $339,895, respectively.  Amortization expense over the next five years will be:

Year	Amount

2013	$298,316
2014	$298,316
2015	$174,017
2016	$-
2017	$-
thereafter	$-

r. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of December 31, 2012.  The Company did not mine any ore in 2012 and approximately $21,000 in 2011.

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

t. Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  In 2012 and 2011, the Company recognized $0 and $81,702, respectively, of sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  In 2012 and 2011, the Company did not recognize any income from royalties.

u. New Accounting Standards:

In August 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04 ("ASU 2012-04"). The amendments in this update cover a wide range of topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2012 and 2011.

	2012	2011

Property, plant and equipment	$4,020,128	$3,987,184
Less accumulated depreciation	(2,971,476)	(2,812,304)
	$1,048,652	$1,174,880

The Company had depreciation expense for the year ended December 31, 2012 and 2011 of $272,902 and $399,564, respectively.

4. RECEIVABLE FROM SALE

As of December 31, 2012 and 2011, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $2,375,713 and $4,000,000, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company did not receive the $1,000,000 due on December 15, 2011.  From April 1, 2012 through September 30, 2012, the Company was promised additional compensation from Amarant and its principal, Mr. Johan Ulander, of additional compensation in exchange for concessions given to Amarant and its principal, Mr. Johan Ulander, as more fully described below.  The Company wrote down principal amounts of $1,817,276 and $3,950,000 as of December 31, 2012 and 2011, respectively, as impairment as Amarant has yet to pay.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2012, the conditions have not been met by any of Amarant or Mr. Ulander.

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

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.  On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 additional compensation payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  Contender defaulted on its guaranty.  On May 18, 2012, Amarant and its principal, Mr. Ulander, agreed to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.   On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive; a) 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source; b) a $250,000 payment, and c) an additional $200,000 payment to the company.  Also, the Company agreed to conditionally waive its right of first refusal with respect to transfer of GGV shares as part of this revision, but these conditions were not met and the Company has advised that the purported assignment to Alluvia is invalid.   As one provision of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. These shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value these shares except the “Mangold List” in Sweden, b) we do not have access to the financials of Amarant to aid in calculating a value, and c) these shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain material provisions of this sale agreement with Amarant.

On November 28, 2012, the Company and Amarant (the “Parties”) entered into an Amended Joint Membership Interest Purchase Agreement (the “Amendment”), which again restructured the terms of the Joint Interest Membership Interest Purchase Agreement (the “MIPA”), dated December 2, 2011, among the Company, Amarant, and the other parties signatory thereto and amended on April 13, 2012 (“Amended MIPA”).  Pursuant to the MIPA and all of its amendments the Parties agree that as of November 28, 2012 Amarant owes $3,275,000 to the Company.  Interest accrues at 12% per annum.

Key terms of the Amendment include: Amarant agrees that it shall pay the Company the following amounts by the close of business Central European Time (“CET”) on the indicated dates: (i) $200,000 on November 29, 2012; (ii) $150,000 on or before November 30, 2012, (iii) $450,000 on or before December 6, 2012; (iv) $700,000 on or before December 17, 2012 and; (v) $1,775,000 on or before December 28, 2012. With respect to the payments in (iii), (iv) and (v) as the largest shareholder of Alluvia Mining Ltd. (“Alluvia”), Amarant guarantees that 50% of all funds raised by Alluvia shall be paid to the Company until such payments are satisfied in full. As further consideration and in satisfaction of any and all alleged damages resulting from of Amarant’s failure to perform any obligation prior hereto, Amarant agrees to transfer to the Company One Million (1,000,000) ordinary shares of Alluvia held by Amarant, within 15 days of a fully executed lock-up agreement whereby the Company will be restricted from transferring any of such shares for a period of 6 months from the date of transfer. The Parties agree to act in good faith to prepare and agree on the terms of the lock-up agreement within 5 business days from the date hereof. Lastly, in the event that Amarant fails to make any payments hereunder on a timely basis, it hereby confesses to an arbitral award as to the unpaid amounts and the parties authorize the entry of such an arbitral award pursuant to the American Arbitration Association arbitration clauses previously agreed; this confession of arbitral award is verified by the undersigned who have personal knowledge of the facts and affirm that they are for just debts arising from the sale of property, and this confession is signed by each of the undersigned under oath that the terms are true to the best of their knowledge. The parties further agree to execute and deliver any other documents which may be necessary to effectuate this confession and authorization of arbitral award within 48 hours of a request by the other party or the arbitrator.  The Amendment had a confidentiality provision which is no longer operational.  The Amendment also provided that subject to Amarant’s performance of the payment obligations, the Company would waive rights to object to Amarant’s transfer of the property to Alluvia; however, Amarant did not meet its payment obligations.  The Amendment further provided that the Company would extend the time for Amarant to effect certain name changes until March 31, 2013 with Amarant’s performance of the payment obligations, but Amarant failed to meet its payment obligations.  The Company has received the 1,000,000 shares of Alluvia which are restricted for 6 months, until May 28, 2013.  No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value these shares except the “Mangold List” in Sweden, b) we do not have access to the financials of Alluvia to aid in calculating a value, and c) these shares received present a small minority ownership of Alluvia.  Amarant and Alluvia remain in default of certain material provisions of the agreements with the Company. See attached Exhibit 10.60.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2012 and 2011, the accounts payable and accrued expenses consisted of the following:

	2012	2011

Drilling work payable	$163,039	$227,573
Accounts payable	3,599,563	2,305,609
Accrued expenses	152,490	141,276
	$3,915,092	$2,674,458

6. NONCONTROLLING INTEREST IN JOINT VENTURE PENDING

On September 26, 2012, GGM entered into two Share Transfer Agreements with GGCR Mining covering the transfer of all the shares of the Armenian companies Mego and the Getik Mining Company, LLC which respectively hold the Toukhmanuk and Getik mining properties in Armenia.  The Share Transfer Agreements were concluded in accordance with the previously disclosed agreements with Consolidated Resources Armenia and Consolidated Resources USA, LLC, a Delaware limited liability company to fund development and form a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia.  GGCR Mining will (i) own, develop and operate Toukhmanuk and Getik gold mining properties, and (ii) be a company listed on an exchange fully admitted to trading. As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.   The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and Mr. Ashot Boghossian Armenia Managing Director, with Ogier Corporate Services (Jersey) Limited continuing as secretary of the Company

The Company received $5,000,000 from a joint venture, as more fully described below, and, as of December 31, 2011, had carried this $5,000,000 as a liability pending closing or termination of the joint venture. The joint venture was closed in 2012 and the Company no longer carried this liability as of December 31, 2012.

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

Based on the approval of the Board of Directors of Global Gold received on January 5, 2012 and on receiving consent from its shareholders representing over a 65% majority of its outstanding Common Stock on February 6, 2012, to transfer the 100% interest in Mego and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”), the Company entered into the following agreements on or about February 19, 2012 updating previous agreements, all as further described in the exhibits attached, on the following dates:

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

On September 26, 2012, GGM entered into two Share Transfer Agreements with GGCR Mining covering the transfer of all the shares of the Armenian companies Mego and the Getik Mining Company, LLC which respectively hold the Toukhmanuk and Getik mining properties in Armenia.  The Share Transfer Agreements were concluded in accordance with the previously disclosed agreements with Consolidated Resources Armenia and Consolidated Resources USA, LLC, a Delaware limited liability company to fund development and form a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia.  GGCR Mining will (i) own, develop and operate Toukhmanuk and Getik gold mining properties, and be a (ii) be a company listed on an exchange fully admitted to trading. As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.   The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and Mr. Ashot Boghossian Armenia Managing Director, with Ogier -Corporate Services (Jersey) Limited continuing as secretary of the Company.  See attached Exhibits 10.58 and 10.59.

On October 26, 2012, the shares of Mego and Getik were registered, subject to terms and conditions as stated in the transfer documents, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payables.

7. CONVERTIBLE NOTE PAYABLE

On January 17, 2012, the Company, through its joint venture company GGCRL signed a convertible note payable for up to $2,000,000 (“Notes”) in conjuction with the binding term sheet signed with CRA and affiliates which was guaranteed by the Company until September 27, 2012 when the guarantee terminated with the execution of the share transfer agreements.  GGCRL received $1,618,755 as of December 31, 2012 and the Company is carrying this as a liability.  The Notes carries 3% per annum Cash Coupon/Guaranteed Minimum Annual IRR of 15% at a liquidity event, if any (“Liquidity Event”).  At a Liquidity Event, if any, the principal amount of the Notes will be repaid in full based on the value of the Notes at market (the “Market Value”) assuming a conversion value into new common shares of GGCRL representing a value agreed to in section 2.5 of the Joint Venture agreement (for avoidance of doubt, the value is 1% of the existing shares of JVC then held by GGC for each $784,314 of the Notes based on a GGCRL valuation of $78.4314 million).  Except as provided for under the Cash Election in Section 2.5 of the Joint Venture agreement, the Notes may not be voluntarily converted by CRA into GGCRL except by the unanimous consent of the Board of Directors of GGCRL and otherwise will become due at the earlier of the Liquidity Event or Maturity, subject to Section 2.5 of the Joint Venture agreement.  The time period for the Cash Election under the Joint Venture Agreement has expired without exercise.  Maturity is the first anniversary date of each note.  The Notes may be prepaid without any penalty.

8.  SECURED LINE OF CREDIT

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at December 31, 2012 and 2011 was $1,393,948 and $2,106,177, respectively.  There was no accrued interest owed as of December 31, 2012 and 2011.  The balance includes principal of $684,000 due in 2013, $684,000 due in 2014, and $173,497 due in 2015.

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

On September 26, 2012, the Company transferred 100% interests in Mego and Getik Mining Company, LLC at carrying value into the joint venture in accordance with ASC 805-50-30. According to ASC 805-50-30, when accounting for a transfer of assets between entities under common control, the entity that receives the net assets shall initially measure assets and liabilities transferred at their carrying amounts at the date of transfer.

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

For the fiscal years end December 31, 2012 and 2011, all of the Company’s revenue was $0 and $81,702, respectively, which was all derived from Armenia.

The following summarizes identifiable assets by geographic area:

	Year Ending December 31,
	2012	2011

Armenia	$2,824,559	$3,652,703
Chile	-	-
United States	578,303	69,281
	$3,402,862	$3,721,984

The following summarizes operating losses before provision for income tax:

	Year Ending December 31,
	2012	2011

Armenia	$3,784,266	$3,855,923
Chile	-	47,986
United States	(312,210)	2,632,856
	$3,472,056	$6,536,765

11. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2012 and December 31, 2011.  As of December 31, 2012 and December 31, 2011, the Company had approximately $3,900 and $30,360, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2012 and as of the date of this filing.

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

On April 20, 2012, the Company authorized as directors’ fees to each of the six directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, Lester Caesar and Van Z. Krikorian) 300,000 restricted shares of the Company’s Common Stock at $0.20 per share for a total value of $60,000.

Effective July 1, 2012, the Company entered employment agreement extensions with Ashot Boghossian and Van Krikorian, and effective August 1, 2012, with Jan Dulman as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 15, 2012.  The agreements are extended for an additional three years under the same terms except for Mr. Dulman who will receive an annual salary of $165,000, which constitutes a $15,000 raise per year, and an additional 25,000 restricted shares of the Company’s Common Stock annually in lieu of the option grants in his prior contract beginning August 1, 2012 when the extension begins for Mr. Dulman.  All shares issued under these extensions will vest in equal semi-annual installments over the term of the employment agreements.  All shares were issued at fair market value and are amortized over the term of the employment agreements. The Company issued 2,437,500 shares of common stock in connection with these extensions.

On July 1, 2012 the Company granted performance and retention bonus awards of restricted shares of the Company’s Common Stock to Van Krikorian (500,000 shares) and Jan Dulman (250,000 shares) as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 15, 2012.   All shares issued under this bonus award will vest in equal semi-annual installments over the next two years through June 30, 2014.  All shares were issued at fair market value and are amortized in accordance with the vesting period.

The amount of total deferred compensation amortized for the years ended December 31, 2012 and 2011 was $109,406 and $56,752.

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2012.

Year	Amount

2013	390,000
2014	390,000
2015	208,750
2016	-
2017	-

On December 28, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $23,500 which has been repaid as of December 31, 2011.

As of December 31, 2010, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of December 31, 2012 and 2011, one of the Company's Directors, Drury Gallagher, was owed $94,500 and $0, respectively, from interest free loans made to the Company during 2012 which remain unpaid as of the date of this filing.

As of December 31, 2012 and 2011, the Company owes unpaid wages of approximately $587,000 and $518,000, respectively, to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2012, the Company had accrued interest of approximately $129,000.

As of December 31, 2012 and 2011, the Company had loans due to employees in Armenia of approximately $175,000 and $256,000, respectively.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of December 31, 2012.

13. INCOME TAXES

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

At December 31, 2012, the Company had net deferred tax assets of $15,264,000. The Company has provided a valuation allowance, which increased during 2012 by $1,017,000 against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined .

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2012.

	2012	2011

Deferred tax assets:
Net operating loss carryforward	$14,783,000	$13,768,000
Stock option expense	481,000	479,000
Net deferred tax asset	15,264,000	14,247,000
Valuation allowance	(15,264,000)	(14,247,000)
	$-	$-

The provision for income taxes for year ended December 31, 2012 and 2011 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

	2012	2011

Income tax benefit computed at statutory rate	$1,018,000	$2,288,000
State tax benefit (net of federal)	146,000	327,000
Permanent differences (book stock comp versus tax stock comp)	(146,000)	(95,000)
Increase in valuation allowance	(1,018,000)	(2,520,000)
Provision for income taxes	$-	$-

The Company had net operating loss carry forwards for tax purposes of approximately $36,959,000 at December 31, 2012 expiring at various dates from 2015 to 2032. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

14. COMMON STOCK

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

On April 20, 2012, the Company issued 300,000 restricted shares of the Company’s Common Stock at $0.20 per share to the Directors of the Company (50,000 shares each) as stock compensation for services as a Director.  These shares were recorded at fair market value on date of issuance for $60,000.

On July 1, 2012, the Company issued 2,137,500 restricted shares of the Company’s Common Stock at $0.19 per share to employees as Stock Compensation.  These shares were recorded at fair market value on date of issuance for $406,125 and are being amortized over the applicable period.

On August 1, 2012, the Company issued 300,000 restricted shares of the Company’s Common Stock at $0.15 per share to an employee as Stock Compensation. These shares were recorded at fair market value on date of issuance for $45,000 and are being amortized over the employement period.

15. WARRANTS AND OPTIONS

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

On August 12, 2009, the Company granted to Jan Dulman, the Company’s Chief Financial Officer,  stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement.  On June 19, 2010, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.10 per share. On June 19, 2010, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 100,000 shares of common stock of the Company at $0.10 per share vesting on November 19, 2010.  On October 14, 2010, the Company granted options to buy 40,000 shares of common stock, at an exercise price of $0.25 per share, to a consultant, Paul Airasian, which vest on December 31, 2010 and expired on December 31, 2012.

The Company estimates the fair value of stock options using a Black-Scholes valuation model and the following assumption terms: 1-10 years; interest rate: 5.0% to 5.7%; volatility: 100 - 360%. The expense is recorded in the Consolidated Statements of Operations.

There were no options granted in 2012 or 2011.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2012 and December 31, 2011, respectively.

	WARRANTS		OPTIONS		STOCK AWARDS
	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Market Price

Outstanding at December 31, 2010	2,250,000	$0.10	2,994,167	$0.61	7,690,501	$0.67
Granted	-	-	-	-	120,000	0.10
Canceled	-	-	-	-	-	-
Exercised	(600,000)	0.10	-	-	-	-
Sold in units	-	-	-	-	-	-
Outstanding at December 31, 2011	1,650,000	$0.10	2,994,167	$0.61	7,810,501	$0.67
Granted	-	-	-	-	2,737,500	0.19
Canceled	-	-	(40,000)	0.25	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-
Outstanding at December 31, 2012	1,650,000	$0.10	2,954,167	$0.52	10,548,001	$0.55
Vested shares and fair value	1,650,000	$0.10	2,954,167	$0.52	8,110,501	$0.65

In the twelve months ended December 31, 2012 and 2011, there were no options exercised but there were 40,000 options which expired on December 31, 2012.  Pursuant to the decision of the non-interested members of the Board of Directors on October 19, 2010, the Company has amended the outstanding warrant strike price per share from $0.15 to $0.10.  These warrants were part of a capital raise and were never compensatory in nature; no expense was recorded as a result of the modification.  In the twelve months ended December 31, 2012, there were no warrants exercised and in the twelve months ended December 31, 2011, there were 600,000 warrants exercised.  The following is additional information with respect to the Company's options and warrants as of December 31, 2012.

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE
Average Exercise Price	Number of Outstanding Shares Underlying Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Exercisable Shares Underlying Warrants	Weighted Average Exercise Price

$0.10	1,650,000	1.94	$0.10	1,650,000	$0.10

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Average Exercise Price	Number of Outstanding Shares Underlying Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Exercisable Shares Underlying Options	Weighted Average Exercise Price

$0.48	2,954,167	5.29	$0.52	2,954,167	$0.53

The intrinsic value of warrants and options exercisable at December 31, 2012 is $98,250. The intrinsic value of warrants and options outstanding at December 31, 2011 is $114,000.

16. AGREEMENTS AND COMMITMENTS

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

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.  On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 additional compensation payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  Contender defaulted on its guaranty.  On May 18, 2012, Amarant and its principal, Mr. Ulander, agreed to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.   On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive; a) 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source; b) a $250,000 payment, and c) an additional $200,000 payment to the company.  Also, the Company agreed to conditionally waive its right of first refusal with respect to transfer of GGV shares as part of this revision, but these conditions were not met and the Company has advised that the purported assignment to Alluvia is invalid.   As one provision of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. These shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value these shares except the “Mangold List” in Sweden, b) we do not have access to the financials of Amarant to aid in calculating a value, and c) these shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain material provisions of this sale agreement with Amarant.

On November 28, 2012, the Company and Amarant (the “Parties”) entered into an Amended Joint Membership Interest Purchase Agreement (the “Amendment”), which again restructured the terms of the Joint Interest Membership Interest Purchase Agreement (the “MIPA”), dated December 2, 2011, among the Company, Amarant, and the other parties signatory thereto and amended on April 13, 2012 (“Amended MIPA”).  Pursuant to the MIPA and all of its amendments the Parties agree that as of November 28, 2012 Amarant owes $3,275,000 to the Company.  Interest accrues at 12% per annum.

Key terms of the Amendment include: Amarant agrees that it shall pay the Company the following amounts by the close of business Central European Time (“CET”) on the indicated dates: (i) $200,000 on November 29, 2012; (ii) $150,000 on or before November 30, 2012, (iii) $450,000 on or before December 6, 2012; (iv) $700,000 on or before December 17, 2012 and; (v) $1,775,000 on or before December 28, 2012. With respect to the payments in (iii), (iv) and (v) as the largest shareholder of Alluvia Mining Ltd. (“Alluvia”), Amarant guarantees that 50% of all funds raised by Alluvia shall be paid to the Company until such payments are satisfied in full. As further consideration and in satisfaction of any and all alleged damages resulting from of Amarant’s failure to perform any obligation prior hereto, Amarant agrees to transfer to the Company One Million (1,000,000) ordinary shares of Alluvia held by Amarant, within 15 days of a fully executed lock-up agreement whereby the Company will be restricted from transferring any of such shares for a period of 6 months from the date of transfer. The Parties agree to act in good faith to prepare and agree on the terms of the lock-up agreement within 5 business days from the date hereof. Lastly, in the event that Amarant fails to make any payments hereunder on a timely basis, it hereby confesses to an arbitral award as to the unpaid amounts and the parties authorize the entry of such an arbitral award pursuant to the American Arbitration Association arbitration clauses previously agreed; this confession of arbitral award is verified by the undersigned who have personal knowledge of the facts and affirm that they are for just debts arising from the sale of property, and this confession is signed by each of the undersigned under oath that the terms are true to the best of their knowledge. The parties further agree to execute and deliver any other documents which may be necessary to effectuate this confession and authorization of arbitral award within 48 hours of a request by the other party or the arbitrator.  The Amendment had a confidentiality provision which is no longer operational.  The Amendment also provided that subject to Amarant’s performance of the payment obligations, the Company would waive rights to object to Amarant’s transfer of the property to Alluvia; however, Amarant did not meet its payment obligations.  The Amendment further provided that the Company would extend the time for Amarant to effect certain name changes until March 31, 2013 with Amarant’s performance of the payment obligations, but Amarant failed to meet its payment obligations.  The Company has received the 1,000,000 shares of Alluvia which are restricted for 6 months, until May 28, 2013.  No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value these shares except the “Mangold List” in Sweden, b) we do not have access to the financials of Alluvia to aid in calculating a value, and c) these shares received present a small minority ownership of Alluvia.  Amarant and Alluvia remain in default of certain material provisions of the agreements with the Company. See attached Exhibit 10.60.

 Industrial Minerals Agreements

On March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of December 31, 2012 and December 31, 2011.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  The Armenian Government issued a new mining license to the Company’s wholly owned subsidiary Marjan Mining Company on March 5, 2013.

The arbitration is still open with respect to Global Gold’s costs, attorney fees, and counterclaims for damages against Caldera.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

ABB Agreement

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed was $1,393,948 and $2,106,177 at December 31, 2012 and 2011.

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

CR completed its due diligence with satisfaction, and as of the date of the JV Agreement completed the funding of the required $500,000 Advance.  Upon the terms and subject to the conditions of JV Agreement, CR will complete the funding of the remaining $4,500,000 of its $5,000,000 working capital commitment related to Toukhmanuk and Getik according to an agreed, restricted funding schedule which includes $1,400,000 payable following the execution of the Agreement and the remaining $3,100,000 payable over the next 12 months with payments occurring within 5 business days of the end of each calendar month as needed.  In addition, Mr. Jeffrey Marvin of CR was elected a member of the Global Gold Board of Directors and attended the Company's annual meeting on June 10, 2011.  As of December 31, 2011, the Company received the full $5,000,000 funding from CR.  Mr. Marvin resigned from the Global Gold board on February 24, 2012 for personal reasons.

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

Based on the approval of the Board of Directors of Global Gold received on January 5, 2012 and on receiving consent from its shareholders representing over a 65% majority of its outstanding Common Stock on February 6, 2012, to transfer the 100% interest in Mego and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”),  the Company entered into the following agreements on or about February 19, 2012 updating previous agreements, all as further described in the exhibits attached, on the following dates:

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

On September 26, 2012, GGM entered into two Share Transfer Agreements with GGCR Mining covering the transfer of all the shares of the Armenian companies Mego and the Getik Mining Company, LLC which respectively hold the Toukhmanuk and Getik mining properties in Armenia.  The Share Transfer Agreements were concluded in accordance with the previously disclosed agreements with Consolidated Resources Armenia and Consolidated Resources USA, LLC, a Delaware limited liability company to fund development and form a joint venture on the Company’s Toukhmanuk and Getik properties in Armenia.  GGCR Mining will (i) own, develop and operate Toukhmanuk and Getik gold mining properties, and be a (ii) be a company listed on an exchange fully admitted to trading. As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.   The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and Mr. Ashot Boghossian Armenia Managing Director, with Ogier -Corporate Services (Jersey) Limited continuing as secretary of the Company.  See attached Exhibits 10.58 and 10.59.

On October 26, 2012, the shares of Mego and Getik were registered, subject to terms and conditions as stated in the transfer documents, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payable.

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

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

17. LEGAL PROCEEDINGS

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

In addition, and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C. ("ICSID"), on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "[they] jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted a license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008, GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, which were discontinued as of May 2, 2008. This agreement did not affect the ICC arbitration or litigation involving similar subject matter.

Based on a false representation by Caldera, on June 17, 2010, Global Gold Corporation and its subsidiary, GGM, LLC (collectively “Global”) and Caldera Resources, Inc. (“Caldera”) announced TSX-V approval of their March 24, 2010 joint venture agreement to explore and bring the Marjan property into commercial production.  As previously reported, the property is held with a twenty-five year “special mining license,” effective April 22, 2008, and expiring April 22, 2033, which expanded the prior license term and substantially increased the license area.  The license required payments of annual governmental fees and the performance of work at the property as submitted and approved in the mining plan, which includes mining of 50,000 tonnes of mineralized rock per year, as well as exploration work to have additional reserves approved under Armenian Law in order to maintain the licenses in good standing.  Caldera advised Global as well as governmental authorities that it would not be complying with the work requirements which prompted 90 day termination notices from the government and the October 7, 2010 joint venture termination notice from Global, which Global had agreed to keep the termination notice confidential until October 15, 2010.

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

In a final, non-appealable decision issued and effective February 8, 2012, the Armenian Court of Cassation affirmed the July 29, 2011 Armenian trial court and December 12, 2012 Court of Appeals decisions which ruled that Caldera's registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with GGM.  The official versions of the Armenian Court decisions are available through http://www.datalex.am/, with English translations available on the Company’s website .

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

The Partial Award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.  The amounts paid to Global by Caldera total $150,000 and is included in the Company’s accounts payable.

As of the filing date of this report, and subject to the Federal Court's decision on confirming the Partial Final Award, Global has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  Global is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person.

Caldera has also publicly claimed that it continues to have rights to the Marjan property based on the parties’ December 2009 agreement, but that agreement to agree was merged into the March 2010 agreement, called for completion of payments by Caldera by the end of 2012, and included other terms which Caldera cannot meet.  Caldera’s attempt to raise this issue in the arbitral proceedings following the March 29, 2012 decision in Global Gold’s favor has not succeeded.  Caldera and its officers and agents have also continued a defamatory campaign of harassment and filing of false claims over the internet and elsewhere against the Company and its officials which may be pursued during the damages phase of the arbitration.

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.

The Company was aware that another company was trading shares in the U.S. with the name Global Gold Corp.  The Company’s counsel sent the other company a cease and desist letter for using the similar name and requested that it change its name which it has done.

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $100,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $30,000 as of December 31, 2012 and the Company has deposited approximately $20,000 at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

18. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2012 through the date of this filing.

In January 2013, the Company recieved $558,437 from Amarant.

From January 2013 to March 2013, the Company's Director and Treasurer, Drury Gallagher, made interest free loans to the Company of $138,000 which remain unpaid as of the date of this filing.

On March 5, 2013, The Armenian Government issued a new mining license for the Marjan Property to the Company's wholly owned subsidiary Marjan Mining Company.