Form 10-Q
period 2013-03-31
GLOBAL GOLD CORP
filed 2013-05-20
CIK 319671

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 18, 2013 there were 87,122,975 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2013	December 31, 2012
	(Unaudited)
CURRENT ASSETS:
Cash	$7,709	$3,391
Inventories	558,926	559,525
Tax refunds receivable	92,761	67,123
Receivable from sale, net of impairment of $1,579,345 and $1,817,276 respectively	237,931	558,437
Other current assets	24,043	21,967
TOTAL CURRENT ASSETS	921,370	1,210,443

LICENSES, net of accumulated amortization of $2,513,866 and $2,439,287, respectively	696,070	770,649
DEPOSITS ON CONTRACTS AND EQUIPMENT	362,380	373,118
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,895,031 and $2,971,476, respectively	983,706	1,048,652
	$2,963,526	$3,402,862

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,501,909	$3,915,092
Wages payable	901,038	962,930
Employee loans	244,063	243,355
Advance from customer	87,020	87,020
Secured line of credit - short term portion	684,000	684,000
Convertible note payable	1,638,755	1,618,755
Current portion of note payable to Directors	236,627	98,627
TOTAL CURRENT LIABILITIES	7,293,412	7,609,779

SECURED LINE OF CREDIT - LONG TERM PORTION	511,915	709,948

TOTAL LIABILITIES	7,805,327	8,319,727

STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 86,542,975 at March 31, 2013 and December 31, 2012, shares issued and outstanding	86,543	86,543
Additional paid-in-capital	44,491,433	44,444,933
Accumulated deficit prior to exploration stage	(2,907,648)	(2,907,648)
Deficit accumulated during the exploration stage	(47,304,913)	(47,125,564)
Accumulated other comprehensive income	1,594,987	1,448,274

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(4,039,598)	(4,053,462)

NONCONTROLLING MINORITY INTEREST	(802,203)	(863,403)

TOTAL LIABILITIES AND EQUITY	$2,963,526	$3,402,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	January 1, 2013 through March 31, 2013	January 1, 2012 through March 31, 2012	Cumulative amount from January 1, 1995 through March 31, 2013

REVENUES	$-	$-	$632,854

COST OF GOODS SOLD	-	-	224,247

GROSS PROFIT	-	-	408,607

OPERATING EXPENSES:
General and administrative	320,574	1,468,846	28,939,901
Mining and exploration costs	-	598,830	17,387,675
Amortization and depreciation	119,861	147,539	6,535,618
Write-off on investment	-	-	176,605
Interest expense	56,630	81,456	2,451,953
Bad debt expense	-	-	151,250
Total operating expenses	497,065	2,296,671	55,643,002

Operating Loss	(497,065)	(2,296,671)	(55,234,395)

OTHER (INCOME)/EXPENSES:
Gain on sale of investment, net	(237,931)	(150,000)	(5,112,437)
Gain from investment in joint ventures	-	-	(2,373,701)
Loss on foreign exchange	-	-	193,852
Gain on extinguishment of debt	-	-	(289,766)
Interest income	(27)	(152)	(365,228)

Total other income	(237,958)	(150,152)	(7,947,280)

Loss from Continuing Operations	(259,107)	(2,146,519)	(47,287,115)
			`
Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss	(259,107)	(2,146,519)	(47,911,336)
Less: Net loss applicable to noncontrolling interest	(79,758)	-	(606,424)
Net loss applicable to Global Gold Corporation Common Shareholders	(179,349)	(2,146,519)	(47,304,912)

Foreign currency translation adjustment	146,713	(529,779)	2,294,217
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	(32,636)	(2,676,298)	(44,657,220)
Less: Comprehensive net loss applicable to noncontrolling interest	-	-	(1,052,705)
Comprehensive Net Loss applicable to Global Gold -
Corporation Common Shareholders	$(32,636)	$(2,676,298)	$(45,709,925)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	86,542,975	83,805,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES
(An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	January 1, 2013 through March 31, 2013	January 1, 2012 through March 31, 2012	Cumulative amount from January 1, 1995 through March 31, 2013
OPERATING ACTIVITIES:
Net loss	$(259,107)	$(2,146,519)	$(47,911,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	46,500	56,752	4,060,625
Stock option expense	-	9,452	1,201,951
Amortization expense	74,579	74,579	3,280,068
Depreciation expense	45,282	72,960	3,481,458
Stock based compensation	-	-	484,213
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	304,129	79,895	(1,606,360)
Accounts payable and accrued expenses	(421,957)	97,367	4,125,288
Accrued interest	9,482	8,643	1,164,732
Wages payable	(61,892)	64,703	901,038

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(262,984)	(1,682,168)	(35,442,353)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(220,497)	(4,994,362)
Proceeds from sale of mining interest	-	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	-	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED) IN INVESTING ACTIVITES		(220,497)	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(149,489)	(160,012)	(1,970,440)
Proceeds from convertible note payable	20,000	1,549,324	1,638,755
Note payable to Directors	138,000	30,000	4,608,202
Warrants exercised	-	-	2,632,250

NET CASH FLOWS PROVIDED BY IN FINANCING ACTIVITIES	8,511	1,419,312	28,315,265

EFFECT OF EXCHANGE RATE ON CASH	258,791	526,843	4,038,249

NET INCREASE IN CASH	4,318	43,490	(3,643)

CASH AND CASH EQUIVALENTS - beginning of period	3,391	29,132	11,352

CASH AND CASH EQUIVALENTS - end of period	$7,709	$72,622	$7,709

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$45,595	$71,228	$677,097

Noncash Transactions:

Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION
 (An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2013

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through March 31, 2013.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2012 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2013. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

The unaudited condensed consolidated financial statements at March 31, 2013, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $632,854 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses in excess of $47 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at March 31, 2013 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  Judge Karas of the United States Federal District Court confirmed Judge Cahn’s decision.  See Legal Proceedings for more information on the Marjan JV.

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

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL.

The accompanying unaudited condensed consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through March 31, 2013.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2013 and December 31, 2012.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2013 and December 31, 2012, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Ore	$452,463	$452,463
Concentrate	11,342	11,342
Materials, supplies and other	95,121	95,720
Total Inventories	$558,926	$559,525

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at March 31, 2013 and March 31, 2012 was 4,604,167 and 4,606,667, respectively.

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

For the three months ended March 31, 2013 and 2012, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $46,500 and $16,551, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the three months ended March 31, 2013 and 2012.

	Three Months Ending March 31,
	2013	2012
Net loss	$(179,349)	$(2,146,519)
Unrealized gain arising during year	$146,713	$(529,779)
Comprehensive loss	$(32,636)	$(2,676,298)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2013 and 2012, the exchange rate for the Armenian Dram (AMD) was $418 AMD and $391 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At March 31, 2013 and 2012, amortization expense totaled $74,579 and $74,579, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of March 31, 2013 and December 31, 2012.

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

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company did not recognize any revenue for the three months ended March 31, 2013 and 2012from sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the three months ended March 31, 2013 and 2012.

New Accounting Standards:

In February 2013, the FASB issued Accounting Standard Update (“ASU”) No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The Update provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. generally accepted accounting principles (GAAP). The guidance in this Update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following:

a. The amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors
b. Any additional amount the reporting entity expects to pay on behalf of its co-obligors.

The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The new guidance will be effective for the Company beginning January 1, 2014. Earlier adoption is permitted.  The Company believes that the new guidance will not have any material impact on the Company’s financial statements upon adoption.

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

 3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2013 and December 31, 2012.

	March 31, 2012	December 31, 2011
Property, plant and equipment	$3,878,737	$4,020,128
Less accumulated depreciation	(2,895,031)	(2,971,476)
	$983,706	$1,048,652

The Company had depreciation expense for the three months ended March 31, 2013 and 2012 of $45,282 and $72,960, respectively.

4. RECEIVABLE FROM SALE

As of March 31, 2013 and December 31, 2012, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $1,817,276 and $2,375,713, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company did not receive the $1,000,000 due on December 15, 2011.  From April 1, 2012 through September 30, 2012, the Company was promised additional compensation from Amarant and its principal, Mr. Johan Ulander, of additional compensation in exchange for concessions given to Amarant and its principal, Mr. Johan Ulander, as more fully described below.  The Company wrote down principal amounts of $1,579,345 and $1,817,276 as of March 31, 2013 and December 31, 2012, respectively, as impairment as Amarant has yet to pay.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2012, the conditions have not been met by any of Amarant or Mr. Ulander.

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2013 and December 31, 2012, the accounts payable and accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
Drilling work payable	$99,958	$163,039
Accounts payable	3,034,484	3,599,563
Accrued expenses	367,467	152,490
	$3,501,909	$3,915,092

6. CONVERTIBLE NOTE PAYABLE

On January 17, 2012, the Company, through its joint venture company GGCRL signed a convertible note payable for up to $2,000,000 (“Notes”) in conjuction with the binding term sheet signed with CRA and affiliates which was guaranteed by the Company until September 27, 2012 when the guarantee terminated with the execution of the share transfer agreements.  GGCRL received $1,638,755 as of March 31, 2013 and the Company is carrying this as a liability.  The Notes carries 3% per annum Cash Coupon/Guaranteed Minimum Annual IRR of 15% at a liquidity event, if any (“Liquidity Event”).  At a Liquidity Event, if any, the principal amount of the Notes will be repaid in full based on the value of the Notes at market (the “Market Value”) assuming a conversion value into new common shares of GGCRL representing a value agreed to in section 2.5 of the Joint Venture agreement (for avoidance of doubt, the value is 1% of the existing shares of JVC then held by GGC for each $784,314 of the Notes based on a GGCRL valuation of $78.4314 million).  Except as provided for under the Cash Election in Section 2.5 of the Joint Venture agreement, the Notes may not be voluntarily converted by CRA into GGCRL except by the unanimous consent of the Board of Directors of GGCRL and otherwise will become due at the earlier of the Liquidity Event or Maturity, subject to Section 2.5 of the Joint Venture agreement.  The time period for the Cash Election under the Joint Venture Agreement has expired without exercise.  Maturity is the first anniversary date of each note.  The Notes may be prepaid without any penalty.   As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.   The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and Mr. Ashot Boghossian Armenia Managing Director, with Ogier Corporate Services (Jersey) Limited continuing as secretary of the Company.   The joint venture was closed in 2012.  The Company has indirectly received an informal notice from a purported representative of CRA note alleging a default under the loan agreement.  On September 19, 2012, the CRA rep to the GGCRL board consented to an extension for the repayment of any debt to CRA until the sooner of September 19, 2013, a public listing of GGCRL, or a financing of GGCRL, as previously disclosed.  The Company believes it is in compliance with all the terms and conditions of the loan agreement and disputes the alleged notice.

7.  SECURED LINE OF CREDIT

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at March 31, 2013 and December 31, 2012 was $1,195,915 and $1,393,948, respectively.  There was no accrued interest owed as of March 31, 2013 and December 31, 2012.

8. NONCONTROLLING INTEREST IN JOINT VENTURE

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

For the three months ending March 31, 2013 and 2012, the Company did not have any sales.

The following summarizes identifiable assets by geographic area:

Assets table:
	March 31, 2013	December 31, 2012
Armenia	$2,702,477	$2,824,559
United States	261,049	578,303
	$2,963,526	$3,402,862

The following summarizes operating losses before provision for income tax:

Net Loss table:
	March 31, 2013	March 31, 2012
Armenia	$257,749	$1,747,785
United States	1,358	398,734
	$259,107	$2,146,519

10. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2013 and December 31, 2012.  As of March 31, 2013 and December 31, 2012, the Company had approximately $1,600 and $3,900, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2013 and as of the date of this filing.

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

The amount of total deferred compensation amortized for the three months ended March 31, 2013 and 2012 was $46,500 and $14,188.

As of March 31, 2013 and December 31, 2012, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of March 31, 2013 and December 31, 2012, one of the Company's Directors, Drury Gallagher, was owed $232,500 and $94,500, respectively, from interest free loans made to the Company which remain unpaid as of the date of this filing.

As of March 31, 2013 and December 31, 2012, the Company owes unpaid wages of approximately $620,000 and $587,000, respectively, to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of March 31, 2013 and December 31, 2012, the Company had accrued interest of approximately $139,000 and $129,000, respectively.

As of March 31, 2013 and December 31, 2012, the Company had loans due to employees in Armenia of approximately $244,000 and $243,000, respectively.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of March 31, 2013 and December 31, 2012.

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

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of March 31, 2013 and December 31, 2012.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan, and the United States Federal District Court has issued a judgment confirming the arbitral award in the Company’s favor.  The Armenian Government issued a new mining license to the Company’s wholly owned subsidiary Marjan Mining Company on March 5, 2013.

The arbitration is still open with respect to Global Gold’s costs, attorney fees, and counterclaims for damages against Caldera.

ABB Agreement

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed was $1,195,915 and $1,393,948 at March 31, 2013 and December 31, 2012.

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

As of the filing date of this report, Global has reestablished control of Marjan Mining Company which is the license holder of the Marjan property (see Subsequent Events for an update on the confirmation received from the Federal Court).  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  Global is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person.

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

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $100,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $30,000 as of December 31, 2013 and the Company has deposited approximately $20,000 at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

14. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of March 31, 2013 through the date of this filing.

In an Opinion and Order signed on April 15, 2013 and released on April 17, 2013, U.S. Federal Judge Kenneth M. Karas of the Southern District of New York confirmed the March 29, 2012 American Arbitration Association arbitration award issued by retired Justice Herman Cahn which, among other things, stated that “[t]he property should revert to [Global Gold] within thirty (30) days from the date [of the arbitration award – by April 29, 2012].  Obviously, [Global Gold] may cause the appropriate governmental bodies in Armenia to register the property in [Global Gold’s] name.” All as further described in the exhibit below.

On April 22, 2013, Global Gold Corporation issued a press release, on the above decision, announcing that the U.S. Federal Court ruled in favor of Global Gold against Caldera Resources, confirming the American Arbitration Association award on the Marjan property in Armenia.

On April 18, 2013, the Company authorized as directors’ fees to each of the six directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, Lester Caesar and Van Z. Krikorian) 300,000 restricted shares of the Company’s Common Stock at $0.11 per share for a total value of $33,000.

On April 18, 2013, the Company declared a stock bonus to employees in Armenia of 280,000 restricted shares of the Company’s Common Stock at $0.11 per share for a total value of $30,800.

Despite consistent oral and written representations that the owners of Consolidated Resources Armenia consisted of Mr. Caralapati Premraj and Mr. Jeffrey Marvin, the Company has indirectly received documents purportedly establishing that Rasia Group and/or Mr. Joseph Borkowski own 100% of the voting shares of Consolidated Resources Armenia.  Rasia and Mr. Borkowski have represented the ownership structure understood by the Company, and were compensated by the Company and by GGCRL as independent agents, and never disclosed any such conflicting interest in CRA.  Upon learning of the allegations by Mr. Borkowski, the Company began an investigation and has asked for clarification from the GGCRL joint venture board members previously designated and confirmed by CRA.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2013 AND THREE MONTHS ENDED MARCH 31, 2012

During the three month period ended March 31, 2013 and 2012 the Company did not have any sales.

During the three month period ended March 31, 2013, the Company's administrative and other expenses were $320,574 which represented a decrease of $1,148,272 from $1,468,846 in the same period last year. The expense increase was primarily attributable decreased legal expenses of $332,277 and consulting expense of $726,983.

During the three month period ended March 31, 2013, the Company's has no mine exploration costs which represented a decrease of $598,830 from $598,830 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $598,830.

During the three month period ended March 31, 2013, the Company's amortization and depreciation expenses were $119,861 which represented a decrease of $27,678 from $147,539 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $27,678.

During the three month period ended March 31, 2013, the Company had interest expense of $56,630 which represented a decrease of $24,826 from $81,456 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $25,633 on a secured line of credit due principal payments made offset by an increase of interest expense of $839 on wages payable.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, the Company's total assets were $2,963,526, of which $7,709 consisted of cash or cash equivalents.

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

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2013 and December 31, 2012.  As of March 31, 2013 and December 31, 2012, the Company had approximately $1,600 and $3,900, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2013 and as of the date of this filing.

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

 Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of the filing date of this report, Global has reestablished control of Marjan Mining Company which is the license holder of the Marjan property (see Subsequent Events for an update on the confirmation received from the Federal Court).  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  Global is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person.

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

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $100,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $30,000 as of December 31, 2013 and the Company has deposited approximately $20,000 at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

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

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of  March 31, 2013and as of December 31, 2012; Statements of Operations and Comprehensive Loss for the three months ended March 31, 2013 and March 31, 2012, and for the exploration stage period from January 1, 1995 through March 31, 2013, and Statements of Cash Flows for the three months ended March 31, 2013and March 31, 2012, and for the exploration stage period from January 1, 1995 through March 31, 2013 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(30) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on February 23,2012.

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

(54) Incorporated herein by reference to Exhibit 10.60 to the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the SEC on April 16, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: May 20, 2013	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)