Form 10-Q
period 2013-06-30
GLOBAL GOLD CORP
filed 2013-08-19
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 19, 2013 there were 87,222,975 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2013 (Unaudited) and as of December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2013 and 2012 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2013	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$26,147	$3,391
Inventories	561,236	559,525
Tax refunds receivable	97,431	67,123
Receivable from sale, net of impairment of $1,282,398 and $1,817,276 respectively	-	558,437
Other current assets	69,498	21,967
TOTAL CURRENT ASSETS	754,312	1,210,443

LICENSES, net of accumulated amortization of $2,588,445 and $2,439,287, respectively	621,491	770,649
DEPOSITS ON CONTRACTS AND EQUIPMENT	358,148	373,118
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,990,170 and $2,971,476, respectively	967,569	1,048,652
TOTAL ASSETS	$2,701,520	$3,402,862

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,856,721	$3,915,092
Wages payable	1,042,711	962,930
Employee loans	274,679	243,355
Advance from customer	87,020	87,020
Secured line of credit - short term portion	684,000	684,000
Convertible note payable	1,638,755	1,618,755
Current portion of note payable to Directors	267,627	98,627
TOTAL CURRENT LIABILITIES	7,851,513	7,609,779

SECURED LINE OF CREDIT - LONG TERM PORTION	383,464	709,948

TOTAL LIABILITIES	8,234,977	8,319,727

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 87,222,975 and 86,542,975 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	87,223	86,543
Additional paid-in-capital	44,613,053	44,444,933
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(47,764,316)	(47,125,564)
Accumulated other comprehensive income	1,497,875	1,448,274
TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(4,473,813)	(4,053,462)

NONCONTROLLING INTEREST	(1,059,644)	(863,403)
TOTAL DEFICIT	(5,533,457)	(4,916,865)

TOTAL LIABILITIES AND EQUITY	$2,701,520	$3,402,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative amount from January 1, 1995 through
	2013	2012	2013	2012	June 30, 2013

REVENUES	$-	$-	$-	$-	$632,854

COST OF GOODS SOLD	-	-	-	-	224,247

GROSS PROFIT	-	-	-	-	408,607

OPERATING EXPENSES:
General and administrative	749,021	748,525	1,069,595	2,217,371	29,688,922
Mining and exploration costs	-	102,681	-	701,511	17,387,675
Amortization and depreciation	118,526	142,415	238,387	289,954	6,654,144
Write-off on investment	-	-	-	-	176,605
Bad debt expense	-	-	-	-	151,250

TOTAL OPERATING EXPENSES	867,547	993,621	1,307,982	3,208,836	54,058,596

Operating Loss	(867,547)	(993,621)	(1,307,982)	(3,208,836)	(53,649,989)

OTHER (INCOME) EXPENSES:
Gain on sale of investment, net	(296,947)	(700,000)	(534,878)	(850,000)	(5,409,384)
Gain from investment in joint ventures	-	-	-	-	(2,373,701)
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest expense	52,978	71,527	109,608	152,983	2,504,931
Interest income	(37)	(139)	(64)	(291)	(365,265)

Total Other income	(244,006)	(628,612)	(425,334)	(697,308)	(5,739,333)

Loss from Continuing Operations	(623,541)	(365,009)	(882,648)	(2,511,528)	(47,910,656)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss	(623,541)	(365,009)	(882,648)	(2,511,528)	(48,534,877)
Less: Net loss applicable to noncontrolling interest	(164,138)	-	(243,896)	-	(770,562)
Net loss applicable to Global Gold Corporation Common Shareholders	(459,403)	(365,009)	(638,752)	(2,511,528)	(47,764,315)

Foreign currency translation adjustment	(190,416)	(103,267)	97,256	484,110	2,244,760
Unrealized gain on investments	-	-	-	-	353,475

Comprehensive Net Loss	(649,819)	(468,276)	(541,496)	(2,027,418)	(45,166,080)
Less: Comprehensive net loss applicable to noncontrolling interest	93,304	-	(47,655)	-	(1,100,360)
Comprehensive Net Loss applicable to Global Gold -
Corporation Common Shareholders	$(556,515)	$(468,276)	$(589,151)	$(2,027,418)	$(46,266,440)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING -
BASIC AND DILUTED	87,018,140	84,039,541	86,781,870	83,922,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012	Cumulative amount from January 1, 1995 through June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(882,648)	$(2,511,528)	$(48,534,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	93,000	28,376	4,107,125
Stock option expense	-	4,726	1,201,951
Amortization expense	149,158	149,158	3,354,647
Depreciation expense	89,229	140,796	3,525,405
Stock based compensation	75,800	60,000	560,013
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	493,857	245,998	(1,416,632)
Accounts payable and accrued expenses	(45,572)	384,619	4,501,673
Accrued interest	18,525	17,625	1,173,775
Wages payable	79,781	53,377	1,042,711

NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES	71,130	(1,426,853)	(35,108,238)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(220,497)	(4,994,362)
Proceeds from sale of mining interest	-	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	-	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	-	(220,497)	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(304,990)	(309,530)	(2,125,941)
Proceeds from convertible note payable	20,000	1,549,324	1,638,755
Note payable to Directors	169,000	66,500	4,639,202
Warrants exercised	-	-	2,632,250

NET CASH FLOWS PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(115,990)	1,306,294	28,190,764

EFFECT OF EXCHANGE RATE ON CASH	67,616	464,636	3,847,073

NET INCREASE IN CASH	22,756	123,580	14,795

CASH AND CASH EQUIVALENTS - beginning of period	3,391	29,132	11,352

CASH AND CASH EQUIVALENTS - end of period	$26,147	$152,712	$26,147

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$87,956	$132,038	$719,458

Noncash Investing and Financing Transactions:

Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

 (An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2013

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through June 30, 2013.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2012 annual report on Form 10-K. The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2013. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The unaudited condensed consolidated financial statements at June 30, 2013, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $632,854 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses from continuing operations in excess of $47 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at June 30, 2013 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL.

The accompanying unaudited condensed consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through June 30, 2013.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2013 and December 31, 2012.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2013 and December 31, 2012, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012

Ore	$452,463	$452,463
Concentrate	11,342	11,342
Materials, supplies and other	97,431	95,720

Total Inventories	$561,236	$559,525

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at June 30, 2013 and June 30, 2012 was 4,604,167 and 4,606,667, respectively.

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

For the six months ended June 30, 2013 and 2012, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2013 and 2012 was $168,800 and $93,102, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss applicable to Global Gold Corporation Common Shareholders for the six months ended June 30, 2013 and 2012.

	Six Months Ending June 30,
	2013	2012

Net loss	$(638,752)	$(2,511,528)

Foreign currency translation adjustment	$49,601	$484,110

Comprehensive loss	$(589,151)	$(2,027,418)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Stockholders’ equity (deficit)is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2013 and 2012, the exchange rate for the Armenian Dram (AMD) was $410 AMD and $418 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At June 30, 2013 and 2012, amortization expense totaled $149,158 and $149,158, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of June 30, 2013 and December 31, 2012.

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

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company did not recognize any revenue for the three and six months ended June 30, 2013 and 2012 from sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the three and six months ended June 30, 2013 and 2012.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying unaudited condensed consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

A variety of proposed or otherwise potential accounting standards are currently under study by standard setting organizations and various regulatory agencies. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether implementation of such proposed standards would be material to our unaudited condensed consolidated financial statements.

 3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2013 and December 31, 2012.

	June 30,	December 31,
	2013	2012

Property, plant and equipment	$3,957,739	$4,020,128
Less accumulated depreciation	(2,990,170)	(2,971,476)
	$967,569	$1,048,652

The Company had depreciation expense for the six months ended June 30, 2013 and 2012 of $89,229 and $140,796, respectively. The Company had depreciation expense for the three months ended June 30, 2013 and 2012 of $43,947 and $67,836, respectively.

4. RECEIVABLE FROM SALE

As of June 30, 2013 and December 31, 2012, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $1,282,398 and $2,375,713, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company did not receive the $1,000,000 due on December 15, 2011.  From April 1, 2012 through September 30, 2012, the Company was promised additional compensation from Amarant and its principal, Mr. Johan Ulander, of additional compensation in exchange for concessions given to Amarant and its principal, Mr. Johan Ulander, as more fully described below.  The Company wrote down principal amounts of $1,282,398 and $1,817,276 as of June 30, 2013 and December 31, 2012, respectively, as impairment as Amarant has yet to pay.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2012, the conditions have not been met by any of Amarant or Mr. Ulander.

Forbearance and other agreements increased the principal amount owed, as of May 22, 2013, to Global Gold to $2,509,312 providing for payments to Global Gold by May 22, 2013, May 28, 2013, June 17, 2013 and June 30, 2013. Amarant and Alluvia defaulted on these agreements and payment schedules.

See Subsequent Events for an update on these matters and the entry of an Arbitral Award.

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

Key terms include that Conventus shall pay $5.0 million USD over four years and two months.  As of October 27, 2010, Conventus Ltd shall be solely responsible, at its own expense for all expenses and other matters required by contract or law to comply with conditions related to the Pureo property, and in particular with the July 24, 2009 contractual condition to commence production on a commercial basis on the property being transferred to its sole control pursuant to this agreement on or before August 15, 2011(subject to any time taken for permitting purposes).

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

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49.  On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 additional compensation payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  Contender defaulted on its guaranty.  On May 18, 2012, Amarant and its principal, Mr. Ulander, agreed to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.   On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive; a) 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source; b) a $250,000 payment, and c) an additional $200,000 payment to the company.  Also, the Company agreed to conditionally waive its right of first refusal with respect to transfer of GGV shares as part of this revision, but these conditions were not met and the Company has advised that the purported assignment to Alluvia is invalid.   As one provision of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. The shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value the shares, b) we do not have access to the financials of Amarant to aid in calculating a value, and c) the shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain material provisions of this sale agreement with Amarant.

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

Key terms of the Amendment include: Amarant agrees that it shall pay the Company the following amounts by the close of business Central European Time (“CET”) on the indicated dates: (i) $200,000 on November 29, 2012; (ii) $150,000 on or before November 30, 2012, (iii) $450,000 on or before December 6, 2012; (iv) $700,000 on or before December 17, 2012 and; (v) $1,775,000 on or before December 28, 2012. With respect to the payments in (iii), (iv) and (v) as the largest shareholder of Alluvia Mining Ltd. (“Alluvia”), Amarant guarantees that 50% of all funds raised by Alluvia shall be paid to the Company until such payments are satisfied in full. As further consideration and in satisfaction of any and all alleged damages resulting from of Amarant’s failure to perform any obligation prior hereto, Amarant agrees to transfer to the Company One Million (1,000,000) ordinary shares of Alluvia held by Amarant, within 15 days of a fully executed lock-up agreement whereby the Company will be restricted from transferring any of such shares for a period of 6 months from the date of transfer. The Parties agree to act in good faith to prepare and agree on the terms of the lock-up agreement within 5 business days from the date hereof. Lastly, in the event that Amarant fails to make any payments hereunder on a timely basis, it hereby confesses to an arbitral award as to the unpaid amounts and the parties authorize the entry of such an arbitral award pursuant to the American Arbitration Association arbitration clauses previously agreed; this confession of arbitral award is verified by the undersigned who have personal knowledge of the facts and affirm that they are for just debts arising from the sale of property, and this confession is signed by each of the undersigned under oath that the terms are true to the best of their knowledge. The parties further agree to execute and deliver any other documents which may be necessary to effectuate this confession and authorization of arbitral award within 48 hours of a request by the other party or the arbitrator.  The Amendment had a confidentiality provision which is no longer operational.  The Amendment also provided that subject to Amarant’s performance of the payment obligations, the Company would waive rights to object to Amarant’s transfer of the property to Alluvia; however, Amarant did not meet its payment obligations.  The Amendment further provided that the Company would extend the time for Amarant to effect certain name changes until March 31, 2013 with Amarant’s performance of the payment obligations, but Amarant failed to meet its payment obligations.  The Company has received the 1,000,000 shares of Alluvia which are restricted for 6 months, until May 28, 2013.  No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value the shares, b) we do not have access to the financials of Alluvia to aid in calculating a value, and c) the shares received present a small minority ownership of Alluvia.  Amarant and Alluvia remain in default of certain material provisions of the agreements with the Company. See attached Exhibit 10.60.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2013 and December 31, 2012, the accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2013	2012

Drilling work payable	$101,968	$163,039
Accounts payable	3,378,242	3,599,563
Accrued expenses	376,511	152,490
	$3,856,721	$3,915,092

6. CONVERTIBLE NOTE PAYABLE

On January 17, 2012, the Company, through its joint venture company GGCRL signed a convertible note payable for up to $2,000,000 (“Notes”) in conjuction with the binding term sheet signed with CRA and affiliates which was guaranteed by the Company until September 27, 2012 when the guarantee terminated with the execution of the share transfer agreements.  GGCRL received $1,638,755 as of March 31, 2013 and the Company is carrying this as a liability.  The Notes carries 3% per annum Cash Coupon/Guaranteed Minimum Annual IRR of 15% at a liquidity event, if any (“Liquidity Event”).  At a Liquidity Event, if any, the principal amount of the Notes will be repaid in full based on the value of the Notes at market (the “Market Value”) assuming a conversion value into new common shares of GGCRL representing a value agreed to in section 2.5 of the Joint Venture agreement (for avoidance of doubt, the value is 1% of the existing shares of JVC then held by GGC for each $784,314 of the Notes based on a GGCRL valuation of $78.4314 million).  Except as provided for under the Cash Election in Section 2.5 of the Joint Venture agreement, the Notes may not be voluntarily converted by CRA into GGCRL except by the unanimous consent of the Board of Directors of GGCRL and otherwise will become due at the earlier of the Liquidity Event or Maturity, subject to Section 2.5 of the Joint Venture agreement.  The time period for the Cash Election under the Joint Venture Agreement has expired without exercise.  Maturity is the first anniversary date of each note.  The Notes may be prepaid without any penalty.   As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.  The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and Mr. Ashot Boghossian Armenia Managing Director, with Ogier Corporate Services (Jersey) Limited continuing as secretary of the Company.   The joint venture was closed in 2012.   The Company has indirectly received an informal notice from a purported representative of CRA alleging a default under the loan agreement.  On September 19, 2012, the CRA rep to the GGCRL board consented to an extension for the repayment of any debt to CRA until the sooner of September 19, 2013, a public listing of GGCRL, or a financing of GGCRL, as previously disclosed.  On June 18, 2013, the Company and GGCRL directly received a notice from the same purported representative, Joseph Borkowski. On June 25, 2013, the Company, in a written response, refuted the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit Global from recognizing Mr. Borkowski or Rasia FZE as in control of Consolidated Resources Armenia. The Company believes it is in compliance with all the terms and conditions of the loan agreement and disputes the alleged notice.

7.  SECURED LINE OF CREDIT

Notes payable – short and long term portion consisted of the following:

	June 30,	December 31,
	2013	2012

Secured line of credit, 14% per annum, due March 20, 2015	$ 1,067,464	$ 1,393,948
Less: current portion	(684,000)	(684,000)
Long term portion	$ 383,464	$ 709,948

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at June 30, 2013 and December 31, 2012 was $1,067,464 and $1,393,948, respectively.  There was no accrued interest owed as of June 30, 2013 and December 31, 2012.

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

Consolidation of Joint Venture Company

The Company consolidates the Joint Venture Company in accordance with ASC 810 based on the determination that it controls the Joint Venture Company due to its 51% ownership interest and including the following characteristics:

●	The noncontrolling interest lacks participation rights in significant decisions made in the ordinary course of business; and

●	The noncontrolling interest does not have the ability to dissolve the Joint Venture Company

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

For the three and six months ending June 30, 2013 and 2012, the Company did not have any sales.

The following summarizes identifiable assets by geographic area:

	June 30,	December 31,
	2013	2012

Armenia	$2,682,538	$2,824,559
United States	18,982	578,303
	$2,701,520	$3,402,862

The following summarizes net (income) loss before provision for income tax:

	Six Month Ended	Six Month Ended	Three Month Ended	Three Month Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Armenia	$537,792	$2,187,481	$280,043	$439,696
United States	344,856	324,047	343,498	(74,687)
	$882,648	$2,511,528	$623,541	$365,009

10. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2013 and December 31, 2012.  As of June 30, 2013 and December 31, 2012, the Company had approximately $24,000 and $3,900, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2013 and as of the date of this filing.

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

On June 21, 2013, the Company declared a stock bonus to Dr. W.E.S. Urquhart in Chile of 100,000 restricted shares of the Company’s Common Stock at $0.12 per share for a total value of $12,000.

On June 21, 2013, the Company’s Compensation Committee granted retention bonuses to Mr. Krikorian of $55,000, Mr. Dulman of $45,000 and Mr. Boghossian of $35,000 to be payable upon the receipt of the balance of funding due from the Chile sale to Amarant.

The amount of total deferred compensation amortized for the six months ended June 30, 2013 and 2012 was $93,000 and $28,376, respectively. The amount of total deferred compensation amortized for the three months ended June 30, 2013 and 2012 was $46,500 and $14,188, respectively.

As of June 30, 2013 and December 31, 2012, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of June 30, 2013 and December 31, 2012, one of the Company's Directors, Drury Gallagher, was owed $263,500 and $94,500, respectively, from interest free loans made to the Company which remain unpaid as of the date of this filing.

As of June 30, 2013 and December 31, 2012, the Company owes unpaid wages of approximately $640,000 and $587,000, respectively, to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of June 30, 2013 and December 31, 2012, the Company had accrued interest of approximately $148,000 and $129,000, respectively.

As of June 30, 2013 and December 31, 2012, the Company had loans due to employees in Armenia of approximately $275,000 and $243,000, respectively.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of June 30, 2013 and December 31, 2012.

12. AGREEMENTS AND COMMITMENTS

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

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement" as follows: the 1 million dollar payment from Amarant due the Company on December 15, 2011 shall be paid by April 20, 2012; the three "Additional Payments" of 1 million dollars due on each of December 15, 2012, December 15, 2013, and December 15, 2014 shall all be paid in a lump sum of three million dollars prior to May 31, 2012, as further described in Exhibit 10.49. On April 13, 2012, the Company also received a guaranty from Contender Kapital AB of Stockholm Sweden (“Contender”) that if Amarant fails to make the 1 million dollar payment to the Company on or before Friday April 20, 2012, Contender will satisfy the 1 million dollar payment, as further described in Exhibit 10.50.  On May 10, 2012, the Company and Amarant agreed that the Company would forego legal actions in exchange for payment by Amarant of the $800,000 balance due plus a $50,000 additional compensation payment by May 11, 2012 and the shortening of the grace period for late payment of the $3 million dollar payment due from Amarant to the Company from 60 days to 10 days after May 31, 2012.  On May 9, 2012, Contender acknowledged that it had received notice of its obligation to pay on a valid guaranty of $1 million, and reaffirmed its guaranty.  Contender defaulted on its guaranty.  On May 18, 2012, Amarant and its principal, Mr. Ulander, agreed to pay Global an additional $50,000 payment (in addition to the previously agreed $50,000 additional payment) in exchange for foregoing legal action.   On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive; a) 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source; b) a $250,000 payment, and c) an additional $200,000 payment to the company.  Also, the Company agreed to conditionally waive its right of first refusal with respect to transfer of GGV shares as part of this revision, but these conditions were not met and the Company has advised that the purported assignment to Alluvia is invalid.   As one provision of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. The shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value the shares, b) we do not have access to the financials of Amarant to aid in calculating a value, and c) the shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain material provisions of this sale agreement with Amarant.

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

Key terms of the Amendment include: Amarant agrees that it shall pay the Company the following amounts by the close of business Central European Time (“CET”) on the indicated dates: (i) $200,000 on November 29, 2012; (ii) $150,000 on or before November 30, 2012, (iii) $450,000 on or before December 6, 2012; (iv) $700,000 on or before December 17, 2012 and; (v) $1,775,000 on or before December 28, 2012. With respect to the payments in (iii), (iv) and (v) as the largest shareholder of Alluvia Mining Ltd. (“Alluvia”), Amarant guarantees that 50% of all funds raised by Alluvia shall be paid to the Company until such payments are satisfied in full. As further consideration and in satisfaction of any and all alleged damages resulting from of Amarant’s failure to perform any obligation prior hereto, Amarant agrees to transfer to the Company One Million (1,000,000) ordinary shares of Alluvia held by Amarant, within 15 days of a fully executed lock-up agreement whereby the Company will be restricted from transferring any of such shares for a period of 6 months from the date of transfer. The Parties agree to act in good faith to prepare and agree on the terms of the lock-up agreement within 5 business days from the date hereof. Lastly, in the event that Amarant fails to make any payments hereunder on a timely basis, it hereby confesses to an arbitral award as to the unpaid amounts and the parties authorize the entry of such an arbitral award pursuant to the American Arbitration Association arbitration clauses previously agreed; this confession of arbitral award is verified by the undersigned who have personal knowledge of the facts and affirm that they are for just debts arising from the sale of property, and this confession is signed by each of the undersigned under oath that the terms are true to the best of their knowledge. The parties further agree to execute and deliver any other documents which may be necessary to effectuate this confession and authorization of arbitral award within 48 hours of a request by the other party or the arbitrator.  The Amendment had a confidentiality provision which is no longer operational.  The Amendment also provided that subject to Amarant’s performance of the payment obligations, the Company would waive rights to object to Amarant’s transfer of the property to Alluvia; however, Amarant did not meet its payment obligations.  The Amendment further provided that the Company would extend the time for Amarant to effect certain name changes until March 31, 2013 with Amarant’s performance of the payment obligations, but Amarant failed to meet its payment obligations.  The Company has received the 1,000,000 shares of Alluvia which are restricted for 6 months, until May 28, 2013.  No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value the shares, b) we do not have access to the financials of Alluvia to aid in calculating a value, and c) the shares received present a small minority ownership of Alluvia.  Amarant and Alluvia remain in default of certain material provisions of the agreements with the Company. See attached Exhibit 10.60.

Forbearance and other agreements increased the principal amount to be paid to Global Gold to $2,509,312 providing for payments to Global Gold by May 22, 2013, May 28, 2013, June 17, 2013 and June 30, 2013. Amarant and Alluvia defaulted on these agreements and payment schedules.

See Subsequent Events for an update on these matters and the entry of an Arbitral Award.

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

See Subsequent Events for an update on the Industrial Minerals and related Agreements.

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

See Legal Proceedings for an update on the Caldera Agreements.

ABB Agreement

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed was $1,067,464 and $1,393,948 at June 30, 2013 and December 31, 2012.

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

On October 26, 2012, the shares of Mego and Getik were registered, subject to terms and conditions as stated in the transfer documents, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payable. The Company is continuing in good faith toward the joint venture purposes.

Despite consistent oral and written representations that the owners of Consolidated Resources Armenia consisted of Mr. Caralapati Premraj and Mr. Jeffrey Marvin, the Company indirectly received documents purportedly establishing that Rasia Group and/or Mr. Joseph Borkowski own 100% of the voting shares of Consolidated Resources Armenia.  Rasia and Mr. Borkowski have represented the ownership structure understood by the Company, and were compensated by the Company and by GGCRL as independent agents, and never disclosed any such conflicting interest in CRA.  Upon learning of the allegations by Mr. Borkowski, the Company began an investigation and has asked for clarification from the GGCRL joint venture board members previously designated and confirmed by CRA. On June 18, 2013, the Company and GGCRL directly received a notice from the same purported representative, Joseph Borkowski. On June 25, 2013, the Company, in a written response, refuted the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit Global Gold from recognizing Mr. Borkowski or Rasia FZE as in control of Consolidated Resources Armenia. The Company believes it is in compliance with all the terms and conditions of the loan agreement and disputes the alleged notice. See Subsequent Events for an update on this matter.

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

13. LEGAL PROCEEDINGS

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260), without appeal.   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On June 25, 2013, Ayvazian moved to vacate the judgment, and the proceeding is pending.

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

The Partial Award orders reversion of the Marjan property to Global Gold, return of amounts paid to Global Gold by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global Gold’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global Gold’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.  The amounts paid to Global by Caldera total $150,000 and is included in the Company’s accounts payable.

In an Opinion and Order signed on April 15, 2013 and released on April 17, 2013, U.S. Federal Judge Kenneth M. Karas of the Southern District of New York confirmed the March 29, 2012 American Arbitration Association arbitration award issued by retired Justice Herman Cahn which, among other things, stated that “[t]he property should revert to [Global Gold] within thirty (30) days from the date [of the arbitration award – by April 29, 2012].  Obviously, [Global Gold] may cause the appropriate governmental bodies in Armenia to register the property in [Global Gold’s] name.” All as further described in the exhibit 10.61 below.

As of the filing date of this report, Global Gold has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  Global Gold is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person.

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

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $153,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $63,000 as of June 30, 2013 and the Company has deposited approximately $25,000 at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

14. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2013 through the date of this filing.

On July 1, 2013, the Company received written confirmation from a director of Consolidated Minerals Pte. Ltd. confirming that Consolidated Minerals Pte. Ltd. had funded the Convertible Notes to GGCRL, is the beneficial owner of those Notes, and reserves all legal rights to these Convertible Notes, not Consolidated Resources Armenia.

On July 2, 2013, the Company received an extended exploration license from the Armenian government for the Toukhmanuk property in Armenia through July 2, 2016.

On July 5, 2013, the Company through its majority owned subsidiary Global Gold Consolidated Resources Limited, a Jersey Island private limited liability company (“GGCRL”), and GGCRL wholly owned subsidiaries GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), and Mego-Gold, LLC, a limited liability company incorporated in the Republic of Armenia (“Mego”), concluded a fifteen year mine operating agreement, all as further described in Exhibit 10.62 below, with Linne Mining LLC, a limited liability company incorporated in the Republic of Armenia (“Linne”), as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, all as further described in Exhibit 10.63 below. The Company has signed as a Guarantor on the debt facility agreement. The mine operator has begun mobilization to restart production this year.

The existing offtake agreement with Industrial Minerals, SA was also extended until the end of 2027, all as further described in Exhibit 10.64 below, and share options for up to 10% in GGCRL or the subsidiary project company in Armenia were also granted in related agreements with Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), all as further described in Exhibit 10.65 below.

On July 5, 2013, GGCRL, and its wholly owned affiliates Mego, and Getik Mining Company, a limited liability company incorporated in the Republic of Armenia (“Getik”), also finalized an agreement effective June 20, 2013 with Creo Design (Pty) Limited, a company incorporated in the Republic of South Africa (“CREO”), and Viking Investment Limited, a company incorporated in the Hong Kong (“Viking”). The agreement is for CREO to manage the technical work with local employees and contractors leading to feasibility studies at the Getik property in Armenia as well as at the 50 plus square kilometer exploration license area surrounding the central section of the Toukhmanuk mine.   The Armenian government recently extended this exploration license to July 2, 2016 and the English and Armenian of the current license have been posted on the Global Gold website. The agreement also calls for Viking to finance the initial budgeted expenses until GGCRL is publicly listed at a charge of costs plus 10%, all as further described in Exhibit 10.66 below.

On August 6, 2013, the American Arbitration Association issued a Partial Final Award in favor of the Company for $2,512,312 as a liquidated principal debt plus 12% interest and excluding any additional damages, attorney fees, or costs which will be discussed at a later time. Additionally, the American Arbitration Association enjoined Amarant Mining Limited and Alluvia Mining Limited from assigning or alienating any assets or performing or entering transactions which would have the effect of alienating its respective assets pending payment of $2,512,312 to Global Gold.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

During the three and six month period ended June 30, 2013 and 2012 the Company did not have any sales.

During the six month period ended June 30, 2013, the Company's administrative and other expenses were $1,069,595 which represented a decrease of $1,147,776 from $2,217,371 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $562,150 and consulting expense of $726,983 offset by an increase in salaries of $138,500.

During the three month period ended June 30, 2013, the Company’s administrative and other expenses were $749,021 which represented an increase of $496 from $748,525 in the same period last year. The expense increase was primarily attributable to salaries of $138,750 and stock compensation of $45,749 offset by a decrease of legal expenses of $229,873.

During the six month period ended June 30, 2013, the Company's had no mine exploration costs which represented a decrease of $701,511 from $701,511 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $701,511.

During the three month period ended June 30, 2013, the Company's had no mine exploration costs which represented a decrease of $102,681 from $102,681 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $102,681.

During the six month period ended June 30, 2013, the Company's amortization and depreciation expenses were $238,387 which represented a decrease of $51,567 from $289,954 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $51,567.

During the three month period ended June 30, 2013, the Company's amortization and depreciation expenses were $118,526 which represented a decrease of $23,889 from $142,415 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $23,889.

During the six month period ended June 30, 2013, the Company had interest expense of $109,608 which represented a decrease of $43,375 from $152,983 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $44,082 on a secured line of credit due principal payments made offset by an increase of interest expense of $900 on wages payable.

During the three month period ended June 30, 2013, the Company had interest expense of $52,978 which represented a decrease of $18,549 from $71,527 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $18,449 on a secured line of credit due principal payments made.

During the six month period ended June 30, 2013, the Company had gain on sale of investment of $534,878 which represented a decrease of $315,122 from $850,000 in the same period last year. The decrease was attributable to a decrease of $315,122 in the income recognized from cash received in connection with the sale to Amarant.

During the three month period ended June 30, 2013, the Company had gain on sale of investment of $296,947 which represented a decrease of $403,053 from $700,000 in the same period last year. The decrease was attributable to a decrease of $403,053 in the income recognized from cash received in connection with the sale to Amarant.

During the six month period ended June 30, 2013, the Company had net loss of $882,649 which represented a decrease of $1,628,879 from $2,511,528 in the same period last year. The decrease was attributable to reason specified above.

During the three month period ended June 30, 2013, the Company had net loss of $623,542 which represented an increase of $258,533 from $365,009 in the same period last year. The increase was attributable to reason specified above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, the Company's total assets were $2,701,520, of which $26,147 consisted of cash or cash equivalents.

The unaudited condensed consolidated financial statements have been prepared on a going concern basis which assumes our company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. We have a working capital deficit, and have incurred losses since inception, and further losses are anticipated raising substantial doubt about our company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon our company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management's plans in this regard are to obtain other financing until profitable operation and positive cash flow are achieved and maintained.

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with convertible, through a private placement offering, and sales of mining properties. Cash and cash equivalents as of June 30, 2013 was $26,147, a $22,756 increase as compared to December 31, 2012. As of June 30, 2013, working capital deficit (current assets less current liabilities) increased to $(7,097,201) from $(6,399,336), as of December 31, 2012.

Cash provided by operations of $71,128 for six months ended June 30, 2013 was primarily attributable to the net loss of $882,649, offset by adjustments totaling $953,777, including non-cash stock based compensation of $168,800 and depreciation and amortization expenses of $238,387, decrease in other current and non-current assets of $493,857, decrease in accounts payable of $45,572, an increase in accrued interest for $18,525, increase in wages payable of $79,781, increase in accrued compensation of $9,500 and an increase of $184,438 of depreciation and amortization.

Net cash used in investing activities was $0 for the six month period ended June 30, 2013 and $220,497 in the same period in 2012. The Company purchase property, plant and equipment during the six months ended June 30, 2013 totaling $220,497.

Net cash used in financing activities was $115,990 for the six months period ended June 30, 2013 and provided $1,306,294 for the same period in 2012. In 2013, we had proceeds of $169,000 from Directors note payable and $20,000 on convertible Note payable and we had payments totaling $304,990 on secured line of credit. During the same period in 2012, we had proceeds of $66,500 from Directors note payable and $1,549,324 on convertible note payable and we had payments totaling $309,530 on secured line of credit.

The Company's expected plan of operation for the calendar year 2013 is:

(a) To implement the joint venture agreement with Consolidated Resources USA, LLC, and build a new tailings dam necessary to recommence operating expanded mining operations at Toukhmanuk (see Subsequent Events), to generate income from offering services from the ISO certified lab operating at Toukhmanuk, and to continue to explore this property to confirm and develop historical reserve reports, to explore and develop the Getik property in Armenia;

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

The Company converted the confession of arbitral award against Amarant Mining in connection with the Chile sale into a Partial Final Award issued by the American Arbitration Association against Amarant Mining Limited and Alluvia Mining Limited in favor of the Company for $2,512,312 plus 12% interest and excluding any additional damages, attorney fees, or costs which will be determined at a later time. Additionally, the American Arbitration Association enjoined Amarant Mining Limited and Alluvia Mining Limited from “assigning or alienating any assets or performing or entering transactions which would have the effect of alienating its respective assets pending payment of $2,512,312 to Global Gold.” We do not have any degree of certainty or assurance as to the realization of these amounts and therefore have not included them as a receivable in our financial statements.

The Company owns 533,856 shares of Amarant and 1,000,000 shares of Alluvia. We do not have any degree of certainty or assurance as to the value of these stocks due to a lack of any active trading market in these shares, no access to financial statements for these companies, and owning a small majority of outstanding shares in these companies and therefore have not included them as an asset in our financial statements.

The Company holds a judgment in excess of $37,000,000 against former Armenian Minister of Environment Vardan Aivazyan. We do not have any degree of certainty or assurance as to the realization of these amounts and therefore have not included them as a receivable in our financial statements.

The Company is pursuing its contractual right to attorney fees and costs as well as damages caused by Caldera Resources in the New York arbitration. We do not have any degree of certainty or assurance as to the realization of these amounts and therefore have not included them as a receivable in our financial statements.

The Company is entitled to more than $3,000,000 from GGCRL for advances in accordance with board approvals of GGCRL. The Company has a reasonable degree of certainty, but no assurance, of realizing this amount in 2013. However, these amounts are eliminated in consolidation and therefore are not reflected on our financial statements.

The Company anticipates that it might obtain additional financing from the remaining holders of its Warrants to purchase 1,650,000 shares of Common Stock of the Company at an exercise price of $0.10 per share, which will provide for an additional $165,000 but these warrants have not been exercised as of the date of this filing. These warrants expire on 12/9/2013 and the Company’s degree of certainty as to their exercise varies based on the average price at which the Company’s shares trade. The Company has conservatively factored these warrants as not being exercised and has not reflected them in our financial statements accordingly.

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

Besides the funding from agreements with Amarant Mining Ltd. and Contender Kapital, AB there are no firm commitments from third parties to provide additional financing and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company. See Subsequent Events for an update on funding and the $8,800,000 debt facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

New Accounting Standards

Please see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements in this quarterly report concerning new accounting standards.

Inflation

We do not believe that inflation has had a material effect on our Company’s results of operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, has had, or are expected to have, any material effect on our Company’s results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  As of June 30, 2013 and December 31, 2012, the Company maintained an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $463,805 and $463,805, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its ore inventory, at the lower of cost or market. Periodically, and no less than on a annual basis, the Company compares the carrying value of its inventory to current market prices , to determine if its carrying value should be adjusted. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2013 and December 31, 2012.  As of June 30, 2013 and December 31, 2012, the Company had approximately $24,000 and $3,900, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2013 and as of the date of this filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260), without appeal.   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On June 25, 2013, Ayvazian moved to vacate the judgment, and the proceeding is pending.

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

In an Opinion and Order signed on April 15, 2013 and released on April 17, 2013, U.S. Federal Judge Kenneth M. Karas of the Southern District of New York confirmed the March 29, 2012 American Arbitration Association arbitration award issued by retired Justice Herman Cahn which, among other things, stated that “[t]he property should revert to [Global Gold] within thirty (30) days from the date [of the arbitration award – by April 29, 2012].  Obviously, [Global Gold] may cause the appropriate governmental bodies in Armenia to register the property in [Global Gold’s] name.” All as further described in the exhibit 10.61 below.

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

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $100,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $30,000 as of June 30, 2013 and the Company has deposited approximately $20,000 at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

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

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of  June 30, 2013 and as of December 31, 2012; Statements of Operations and Comprehensive Loss for the six and three months ended June 30, 2013 and 2012, and for the exploration stage period from January 1, 1995 through June 30, 2013, and Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and for the exploration stage period from January 1, 1995 through June 30, 2013 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(55) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on April 22, 2013.

(56) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on July 10, 2013.

(57) Incorporated herein by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed with the SEC on July 10, 2013.

(58) Incorporated herein by reference to Exhibit 10.3 to the Company's current report on Form 8-K filed with the SEC on July 10, 2013.

(59) Incorporated herein by reference to Exhibit 10.4 to the Company's current report on Form 8-K filed with the SEC on July 10, 2013.

(60) Incorporated herein by reference to Exhibit 10.5 to the Company's current report on Form 8-K filed with the SEC on July 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: June 30, 2013	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)