Form 10-Q
period 2013-09-30
GLOBAL GOLD CORP
filed 2013-11-19
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

 As of November 18, 2013 there were 87,247,975 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and as of December 31, 2012	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2013	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$19,987	$3,391
Inventories	559,019	559,525
Tax refunds receivable	94,716	67,123
Receivable from sale, net of impairment of $1,282,398 and $1,817,276 respectively	-	558,437
Other current assets	24,373	21,967
TOTAL CURRENT ASSETS	698,095	1,210,443

LICENSES, net of accumulated amortization of $2,663,024 and $2,439,287, respectively	546,912	770,649
DEPOSITS ON CONTRACTS AND EQUIPMENT	357,659	373,118
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $3,061,556 and $2,971,476, respectively	938,485	1,048,652
TOTAL ASSETS	$2,541,151	$3,402,862

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$3,850,505	$3,915,092
Wages payable	1,188,763	962,930
Employee loans	210,839	243,355
Advance from customer	87,020	87,020
Secured line of credit - short term portion	684,000	684,000
Current portion of mine owners debt facilities	257,240	-
Convertible note payable	1,768,755	1,618,755
Current portion of note payable to Directors	439,127	98,627
TOTAL CURRENT LIABILITIES	8,486,249	7,609,779

SECURED LINE OF CREDIT - LONG TERM PORTION	240,625	709,948

TOTAL LIABILITIES	8,726,874	8,319,727

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 87,247,975 and 86,542,975 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	87,248	86,543
Additional paid-in-capital	44,662,028	44,444,933
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(48,268,107)	(47,125,564)
Accumulated other comprehensive income	1,496,227	1,448,274
TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(4,930,251)	(4,053,462)

NONCONTROLLING INTEREST	(1,255,472)	(863,403)
TOTAL DEFICIT	(6,185,723)	(4,916,865)

TOTAL LIABILITIES AND EQUITY	$2,541,151	$3,402,862

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative amount from January 1, 1995 through
	2013	2012	2013	2012	September 30, 2013

REVENUES	$-	$-	$-	$-	$632,854

COST OF GOODS SOLD	-	-	-	-	224,247

GROSS PROFIT	-	-	-	-	408,607

OPERATING EXPENSES:
General and administrative	531,323	689,511	1,600,918	2,906,882	30,220,244
Mining and exploration costs	-	72,363	-	773,874	17,387,675
Amortization and depreciation	117,242	135,630	355,629	425,584	6,771,386
Write-off on investment	-	-	-	-	176,605
Bad debt expense	-	-	-	-	151,250

TOTAL OPERATING EXPENSES	648,565	897,504	1,956,547	4,106,340	54,707,161

Operating Loss	(648,565)	(897,504)	(1,956,547)	(4,106,340)	(54,298,554)

OTHER (INCOME) EXPENSES:
Gain on sale of investment, net	-	(305,099)	(534,878)	(1,155,099)	(5,409,384)
Gain from investment in joint ventures	-	-	-	-	(2,373,701)
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest expense	49,473	65,748	159,081	218,732	2,554,405
Interest income	-	(75)	(64)	(367)	(365,265)

Total Other income	49,473	(239,426)	(375,861)	(936,734)	(5,689,860)

Loss from Continuing Operations	(698,038)	(658,078)	(1,580,686)	(3,169,606)	(48,608,694)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss	(698,038)	(658,078)	(1,580,686)	(3,169,606)	(49,232,915)
Less: Net loss applicable to noncontrolling interest	(194,247)	-	(438,143)	-	(964,809)
Net loss applicable to Global Gold Corporation Common Shareholders	(503,791)	(658,078)	(1,142,543)	(3,169,606)	(48,268,106)

Foreign currency translation adjustment	(3,228)	468,942	94,028	435,749	2,241,532
Unrealized gain on investments	-	-	-	-	353,475

Comprehensive Net Loss	(507,019)	(189,136)	(1,048,515)	(2,733,857)	(45,673,099)
Less: Comprehensive net gain (loss) applicable to noncontrolling interest	1,581	-	(46,074)	-	(1,098,779)
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(505,438)	$(189,136)	$(1,094,589)	$(2,733,857)	$(46,771,878)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.04)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	87,233,573	86,441,888	86,934,092	84,768,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012	Cumulative amount from January 1, 1995 through September 30, 2013
OPERATING ACTIVITIES:
Net loss	$(1,580,686)	$(3,169,606)	$(49,232,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	139,500	56,752	4,153,625
Stock option expense	-	9,452	1,201,951
Amortization expense	223,737	223,737	3,429,226
Depreciation expense	131,892	201,847	3,568,068
Stock based compensation	75,800	60,000	560,013
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	544,403	297,216	(1,366,086)
Accounts payable and accrued expenses	(126,967)	700,521	4,420,278
Accrued interest	29,863	27,224	1,185,113
Wages payable	225,832	241,191	1,188,762

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(336,625)	(1,351,665)	(35,515,994)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(220,497)	(4,994,362)
Proceeds from sale of mining interest	-	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	-	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	-	(220,497)	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(462,312)	(463,680)	(2,283,263)
Proceeds from mine owners debt facilities	257,240	-	257,240
Proceeds from convertible note payable	150,000	1,549,324	1,768,755
Note payable to Directors	340,500	88,627	4,810,702
Warrants exercised	2,500	-	2,634,750

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	287,928	1,174,271	28,594,682

EFFECT OF EXCHANGE RATE ON CASH	65,293	435,918	3,844,751

NET INCREASE IN CASH	16,596	38,027	8,635

CASH AND CASH EQUIVALENTS - beginning of period	3,391	29,132	11,352

CASH AND CASH EQUIVALENTS - end of period	$19,987	$67,159	$19,987

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$154,263	$218,731	$785,765

Noncash Investing and Financing Transactions:

Stock issued for deferred compensation	$-	$451,125	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

 (An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2013

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through September 30, 2013.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2012 annual report on Form 10-K. The results of operations for the nine month period ended September 30, 2013 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2013. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The unaudited condensed consolidated financial statements at September 30, 2013, and for the period then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage company, has generated revenues of $632,854 (other than interest income, the proceeds from the sales of interests in mining ventures, and the sale of common stock of marketable securities) while incurring operating losses from continuing operations in excess of $48 million. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at September 30, 2013 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Global Gold is currently in the exploration stage. It is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company currently employs approximately 20 people globally.

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

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL.

The accompanying unaudited condensed consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through September 30, 2013.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2013 and December 31, 2012.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2013 and December 31, 2012, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

Ore	$452,463	$452,463
Concentrate	11,342	11,342
Materials, supplies and other	95,214	95,720

Total Inventories	$559,019	$559,525

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at September 30, 2013 and 2012 was 4,579,167 and 4,644,167, respectively.

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

For the nine months ended September 30, 2013 and 2012, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2013 and 2012 was $215,300 and $126,204, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss applicable to Global Gold Corporation Common Shareholders for the nine months ended September 30, 2013 and 2012.

	Nine Months Ending September 30,
	2013	2012

Net loss	$(1,142,543)	$(3,169,606)

Foreign currency translation adjustment	$47,954	$435,749

Comprehensive loss	$(1,094,589)	$(2,733,857)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Stockholders’ equity (deficit) is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2013 and 2012, the exchange rate for the Armenian Dram (AMD) was $406 AMD and $405 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At September 30, 2013 and 2012, amortization expense totaled $223,737 and $223,737, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of September 30, 2013 and December 31, 2012.

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

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company did not recognize any revenue for the three and nine months ended September 30, 2013 and 2012 from sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the three and nine months ended September 30, 2013 and 2012.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012

Property, plant and equipment	$4,000,041	$4,020,128
Less accumulated depreciation	(3,061,556)	(2,971,476)
	$938,485	$1,048,652

The Company had depreciation expense for the nine months ended September 30, 2013 and 2012 of $131,892 and $201,847, respectively. The Company had depreciation expense for the three months ended September 30, 2013 and 2012 of $42,663 and $61,051, respectively.

4. RECEIVABLE FROM SALE

As of September 30, 2013 and December 31, 2012, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $1,282,398 and $2,375,713, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company did not receive the $1,000,000 due on December 15, 2011.  From April 1, 2012 through September 30, 2012, the Company was promised additional compensation from Amarant and its principal, Mr. Johan Ulander, of additional compensation in exchange for concessions given to Amarant and its principal, Mr. Johan Ulander, as more fully described below.  The Company wrote down principal amounts of $1,282,398 and $1,817,276 as of September 30, 2013 and December 31, 2012, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of September 30, 2013, the conditions have not been met by any of Amarant or Mr. Ulander.

Forbearance and other agreements increased the principal amount owed, as of May 22, 2013, to Global Gold to $2,509,312 providing for payments to Global Gold by May 22, 2013, May 28, 2013, June 17, 2013 and June 30, 2013. Amarant and Alluvia defaulted on these agreements and failed to meet its full and timely payment obligations.

On August 6, 2013, the American Arbitration Association issued a Partial Final Award in favor of the Company for $2,512,312 as a liquidated principal debt plus 12% interest and excluding any additional damages, attorney fees, or costs which will be discussed at a later time. Additionally, the American Arbitration Association enjoined Amarant and Alluvia from assigning or alienating any assets or performing or entering transactions which would have the effect of alienating its respective assets pending payment of $2,512,312 to Global Gold. Amarant and Alluvia have not complied with the arbitral award to pay, produce records, or, apparently, enter transactions pending payment in full to Global Gold.

Subsequent to the arbitral award, Amarant and Alluvia announced on the Amarant website that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts.  The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing.  In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdevia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.”   Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments have been made and the parties have not reached a definitive agreement.  There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral award to the full extent.

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2013 and December 31, 2012, the accounts payable and accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012

Drilling work payable	$103,044	$163,039
Accounts payable	3,359,613	3,599,563
Accrued expenses	387,848	152,490
	$3,850,505	$3,915,092

6. CONVERTIBLE NOTE PAYABLE

On January 17, 2012, the Company, through its joint venture company GGCRL signed a convertible note payable for up to $2,000,000 (“Notes”) in conjuction with the binding term sheet signed with CRA and affiliates which was guaranteed by the Company until September 27, 2012 when the guarantee terminated with the execution of the share transfer agreements.  GGCRL received $1,638,755 as of March 31, 2013 and the Company is carrying this as a liability, though the Company reserves the right to contest this liability for fraud and other reasons.  The Notes carries 3% per annum Cash Coupon/Guaranteed Minimum Annual IRR of 15% at a liquidity event, if any (“Liquidity Event”).  At a Liquidity Event, if any, the principal amount of the Notes will be repaid in full based on the value of the Notes at market (the “Market Value”) assuming a conversion value into new common shares of GGCRL representing a value agreed to in section 2.5 of the Joint Venture agreement (for avoidance of doubt, the value is 1% of the existing shares of JVC then held by GGC for each $784,314 of the Notes based on a GGCRL valuation of $78.4314 million).  Except as provided for under the Cash Election in Section 2.5 of the Joint Venture agreement, the Notes may not be voluntarily converted by CRA into GGCRL except by the unanimous consent of the Board of Directors of GGCRL and otherwise will become due at the earlier of the Liquidity Event or Maturity, subject to Section 2.5 of the Joint Venture agreement.  The time period for the Cash Election under the Joint Venture Agreement has expired without exercise.  Maturity is the first anniversary date of each note.  The Notes may be prepaid without any penalty.   As of September 19, 2012, GGCRL resolved reported outstanding issues which had blocked implementation of the joint venture agreement and execution of the Share Transfer Agreements.   Global Gold’s ownership in GGCRL is and shall be the greater value of either 51% or the pro forma value of $40.0 million 30 days after the stock is publicly traded.  The sole officers of GGCRL as of September 19, 2012 are: Mr. Van Krikorian, Executive Chairman; Mr. Jan Dulman, Financial Controller/CFO/Treasurer; and Mr. Ashot Boghossian Armenia Managing Director, with Ogier Corporate Services (Jersey) Limited continuing as secretary of the Company.   The joint venture was closed in 2012.   The Company has indirectly received an informal notice from a purported representative of CRA alleging a default under the loan agreement.  On September 19, 2012, the CRA rep to the GGCRL board consented to an extension for the repayment of any debt to CRA until the sooner of September 19, 2013, a public listing of GGCRL, or a financing of GGCRL, as previously disclosed.  On June 18, 2013, the Company and GGCRL directly received a notice from the same purported representative, Joseph Borkowski. On June 25, 2013, the Company, in a written response, refuted (without dispute) the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit Global from recognizing Mr. Borkowski or Rasia FZE as in control of Consolidated Resources Armenia. On July 1, 2013, the Company received written confirmation from a director of Consolidated Minerals Pte. Ltd. confirming that Consolidated Minerals Pte. Ltd. had funded the Convertible Notes to GGCRL, is the beneficial owner of those Notes, and reserves all legal rights to these Convertible Notes, not Consolidated Resources Armenia. The owner and respresentative of Consolidated Resources signed the Binding Heads of Agreement contract with Signature Gold Limited and has repeatedly confirmed the deferral of the repayment date until the closing of this transaction, and consistent with the deferral has never requested payment. Additionally, the Company consented to forego payment owed to it from GGCRL on condition that Consolidated Resources consented to the same terms as filed in the September 2012 resolutions. The Company believes it is in compliance with all the terms and conditions of the loan agreement and disputes the alleged notice. See Agreements section for an update on this agreement with Consolidated Resources.

7.  SECURED LINE OF CREDIT

Notes payable – short and long term portion consisted of the following:

	September 30, 2013	December 31, 2012

Secured line of credit, 14% per annum, due March 20, 2015	$924,625	$1,393,948
Less: current portion	(684,000)	(684,000)
Long term portion	$240,625	$709,948

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at September 30, 2013 and December 31, 2012 was $924,625 and $1,393,948, respectively.  There was no accrued interest owed as of September 30, 2013 and December 31, 2012.

8. MINE OWNERS DEBT FACILITIES

On July 5, 2013, the Company through its majority owned subsidiary Global Gold Consolidated Resources Limited, a Jersey Island private limited liability company (“GGCRL”), and GGCRL wholly owned subsidiaries GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), and Mego-Gold, LLC, a limited liability company incorporated in the Republic of Armenia (“Mego”), concluded a fifteen year mine operating agreement, all as further described in Exhibit 10.62 below, with Linne Mining LLC, a limited liability company incorporated in the Republic of Armenia (“Linne”), as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, all as further described in Exhibit 10.63 below. The Company has signed as a Guarantor on the debt facility agreement. The mine operator has begun mobilization to restart production. The balance due on the debt facilities as of September 30, 2013 was $257,240.

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

For the three and nine months ending September 30, 2013 and 2012, the Company did not have any sales.

The following summarizes identifiable assets by geographic area:

	September 30, 2013	December 31, 2012

Armenia	$2,522,188	$2,824,559
United States	18,963	578,303
	$2,541,151	$3,402,862

The following summarizes net loss before provision for income tax:

	Nine Month Ended September 30, 2013	Nine Month Ended September 30, 2012	Three Month Ended September 30, 2013	Three Month Ended September 30, 2012

Armenia	$954,770	$2,640,201	$416,978	$452,720
United States	625,916	529,405	281,060	205,358
	$1,580,686	$3,169,606	$698,038	$658,078

11. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2013 and December 31, 2012.  As of September 30, 2013 and December 31, 2012, the Company had approximately $18,000 and $3,900, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2013 and as of the date of this filing.

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

The amount of total deferred compensation amortized for the nine months ended September 30, 2013 and 2012 was $139,500 and $56,752, respectively. The amount of total deferred compensation amortized for the three months ended September 30, 2013 and 2012 was $46,500 and $28,236, respectively.

As of September 30, 2013 and December 31, 2012, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of September 30, 2013 and December 31, 2012, one of the Company's Directors, Drury Gallagher, was owed $435,000 and $94,500, respectively, from interest free loans made to the Company which remain unpaid as of the date of this filing.

As of September 30, 2013 and December 31, 2012, the Company owes unpaid wages of approximately $730,000 and $587,000, respectively, to management.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of September 30, 2013 and December 31, 2012, the Company had accrued interest of approximately $159,000 and $129,000, respectively.

As of September 30, 2013 and December 31, 2012, the Company had loans due to employees in Armenia of approximately $211,000 and $243,000, respectively.  The loans accrue interest at an annual rate of 14%.  The Company did not have any accrued interest as of September 30, 2013 and December 31, 2012.

13. AGREEMENTS AND COMMITMENTS

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

On August 6, 2013, the American Arbitration Association issued a Partial Final Award in favor of the Company for $2,512,312 as a liquidated principal debt plus 12% interest and excluding any additional damages, attorney fees, or costs which will be discussed at a later time. Additionally, the American Arbitration Association enjoined Amarant and Alluvia from assigning or alienating any assets or performing or entering transactions which would have the effect of alienating its respective assets pending payment of $2,512,312 to Global Gold. Amarant and Alluvia have not complied with the arbitral award to pay, produce records, or, apparently, enter transactions pending payment in full to Global Gold.

Subsequent to the arbitral award, Amarant and Alluvia announced on the Amarant website that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts.  The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing.  In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdevia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.”   Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments have been made and the parties have not reached a definitive agreement.  There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral award to the full extent.

Industrial Minerals/Linne/Jacero Agreements

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

Viking Investment/CREO Agreements

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

As of September 30, 2013, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

Signature Gold

On September 5, 2013, the Company through GGCRL, concluded a Binding Heads of Agreement contract with Signature Gold Limited of Sydney Australia (“Signature”) to merge the Armenian and Australian gold projects, into the renamed Global Signature Gold entity planned to be listed on the Australian Stock Exchange.

Signature is focused on Intrusive Related Gold System properties in Queensland, Australia and will be contributing its Mount Cassidy; Last Chance Day Dawn; Specimen Hill; Maxwellton; Fletcher’s Awl; Outer Rim; and Mosquito Hill gold projects. GGCRL will be contributing its Toukhmanuk and Getik gold projects in Armenia. GGCRL shall receive $80 million USD in shares plus up to $8 million in cash or shares for debt repayment; Signature shall receive $15 million AUD for its contributions. Closing is planned for October 30, 2013, and the closing is dependent on due diligence, regulatory, relevant lender, and corporate approvals, all as further described in exhibit 10.67 below. See Subsequent Events for an update on the Signature transaction.

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

ABB Agreement

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed was $924,625 and $1,393,948 at September 30, 2013 and December 31, 2012.

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

Despite consistent oral and written representations that the owners of Consolidated Resources Armenia consisted of Mr. Caralapati Premraj and Mr. Jeffrey Marvin, the Company indirectly received documents purportedly establishing that Rasia Group and/or Mr. Joseph Borkowski own 100% of the voting shares of Consolidated Resources Armenia.  Rasia and Mr. Borkowski have represented the ownership structure understood by the Company, and were compensated by the Company and by GGCRL as independent agents, and never disclosed any such conflicting interest in CRA.  Upon learning of the allegations by Mr. Borkowski, the Company began an investigation and has asked for clarification from the GGCRL joint venture board members previously designated and confirmed by CRA. On June 18, 2013, the Company and GGCRL directly received a notice from the same purported representative, Joseph Borkowski. On June 25, 2013, the Company, in a written response, refuted (without dispute) the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit Global Gold from recognizing Mr. Borkowski or Rasia FZE as in control of Consolidated Resources Armenia. The owner and respresentative of Consolidated Resources signed the Binding Heads of Agreement contract with Signature Gold Limited and has repeatedly confirmed the deferral of the repayment date until the closing of this transaction, and consistent with the deferral has never requested payment. Additionally, the Company consented to forego payment owed to it from GGCRL on condition that Consolidated Resources consented to the same terms as filed in the September 2012 resolutions. The Company believes it is in compliance with all the terms and conditions of the loan agreement and disputes the alleged notice.

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

14. LEGAL PROCEEDINGS

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260), without appeal.   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On June 25, 2013, Ayvazian moved to vacate the judgment, and the proceeding is pending. On August 29, 2013, the Company delegated authority to collect the Judgment to an independent collection agency.

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

In a final, non-appealable decision issued and effective February 8, 2012, the Armenian Court of Cassation affirmed the July 29, 2011 Armenian trial court and December 12, 2012 Court of Appeals decisions which ruled that Caldera's registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with GGM.  The official versions of the Armenian Court decisions are available through http://www.datalex.am /, with English translations available on the Company’s website.

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

The Partial Award orders reversion of the Marjan property to Global Gold, return of amounts paid to Global Gold by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global Gold’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global Gold’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.  The amounts paid to Global by Caldera total $150,000 and is included in the Company’s accounts payable, although as noted previously, the Company disputes the liability and it is subject to further binding arbitral proceedings.

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

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of September 30, 2013 through the date of this filing.

Although the Signature transaction deadline has passed, the parties are still working in good faith to meet the closing conditions and the Company has agreed to extend the October 30, 2013 closing date to execute a definitive contract and close thereafter.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

During the three and nine month period ended September 30, 2013 and 2012 the Company did not have any sales.

During the nine month period ended September 30, 2013, the Company's administrative and other expenses were $1,600,918 which represented a decrease of $1,305,964 from $2,906,882 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $745,247 and consulting expense of $726,983 offset by an increase in salaries of $139,750 and an increase in stock compensation expense of $77,979.

During the three month period ended September 30, 2013, the Company’s administrative and other expenses were $531,323 which represented a decrease of $158,188 from $689,511 in the same period last year. The expense increase was primarily attributable to salaries of $138,750 and stock compensation of $45,749 offset by a decrease of legal expenses of $229,873.

During the nine month period ended September 30, 2013, the Company's had no mine exploration costs which represented a decrease of $773,874 from $773,874 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $773,874.

During the three month period ended September 30, 2013, the Company's had no mine exploration costs which represented a decrease of $72,363 from $72,363 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $72,363.

During the nine month period ended September 30, 2013, the Company's amortization and depreciation expenses were $355,629 which represented a decrease of $69,955 from $425,584 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $69,955.

During the three month period ended September 30, 2013, the Company's amortization and depreciation expenses were $117,242 which represented a decrease of $18,388 from $135,630 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $18,388.

During the nine month period ended September 30, 2013, the Company had interest expense of $159,082 which represented a decrease of $59,650 from $218,732 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $62,260 on a secured line of credit due principal payments made offset by an increase of interest expense of $2,639 on wages payable.

During the three month period ended September 30, 2013, the Company had interest expense of $49,474 which represented a decrease of $16,274 from $65,748 in the same period last year.  The expense decrease was attributable to a decrease in interest expense of $18,178 on a secured line of credit due principal payments made offset by an increase of interest expense of $1,739 on wages payable.

During the nine month period ended September 30, 2013, the Company had gain on sale of investment of $534,878 which represented a decrease of $620,221 from $1,155,099 in the same period last year. The decrease was attributable to a decrease of $602,221 in the income recognized from cash received in connection with the sale to Amarant.

During the three month period ended September 30, 2013, the Company had gain on sale of investment of $0 which represented a decrease of $305,099 from $305,099 in the same period last year. The decrease was attributable to a decrease of $305,099 in the income recognized from cash received in connection with the sale to Amarant.

During the nine month period ended September 30, 2013, the Company had net loss of $1,580,686 which represented a decrease of $1,588,920 from $3,169,606 in the same period last year. The decrease was attributable to reason specified above.

During the three month period ended September 30, 2013, the Company had net loss of $698,038 which represented an increase of $39,960 from $658,078 in the same period last year. The increase was attributable to reason specified above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, the Company's total assets were $2,541,151, of which $19,987 consisted of cash or cash equivalents.

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

The Company's liquidity and capital needs relate primarily to working capital and other general corporate requirements. To date, the Company has funded its operations with convertible, through a private placement offering, and sales of mining properties. Cash and cash equivalents as of September 30, 2013 was $19,987, a $16,596 increase as compared to December 31, 2012. As of September 30, 2013, working capital deficit (current assets less current liabilities) increased to $(7,788,154) from $(6,399,336), as of December 31, 2012.

Cash used in operations of $336,625 for nine months ended September 30, 2013 was primarily attributable to the net loss of $1,580,686, offset by adjustments totaling $1,244,061, including non-cash stock based compensation of $215,300 and depreciation and amortization expenses of $355,629, decrease in other current and non-current assets of $544,403, a decrease in accounts payable of $126,967, an increase in accrued interest for $29,863, and an increase in wages payable of $225,832. During the same period in 2012, we had cash used in operations of $1,351,665 which was primarily due to the net loss of $3,169,606, offset by adjustments totaling $1,817,941, including non-cash stock based compensation of $126,204 and depreciation and amortization expenses of $425,584, decrease in other current and non-current assets of $297,216, an increase in accounts payable of $700,521, an increase in accrued interest for $27,224, and an increase in wages payable of $241,191.

Net cash used in investing activities was $ 0 for the nine month period ended September 30, 2013 and $220,497 in the same period in 2012. The Company purchase property, plant and equipment during the nine months ended September 30, 2012 totaling $220,497.

Net cash provided by financing activities was $287,928 for the nine months period ended September 30, 2013 and $1,174,271 for the same period in 2012. In 2013, we had proceeds of $340,500 from Directors note payable, $257,240 from mine owners debt facilities, $150,000 on convertible Note payable, $2,500 from warrants exercised and we had payments totaling $462,312 on secured line of credit. During the same period in 2012, we had proceeds of $88,627 from Directors note payable and $1,549,324 on convertible note payable and we had payments totaling $463,680 on secured line of credit.

The Company's expected plan of operation for the calendar year 2013 is:

(a) To implement the operating agreement with Linne as operator along with the $8,800,000 debt facilities agreement to fund future production at Toukhmanuk. The Company is working with Linne to develop a mining plan, exploration work, construction of a new tailings dam, and design and construction of a new upgraded plant to be completed in 2014;

(b) to generate income from offering services from the ISO certified lab operating at Toukhmanuk, and to continue to explore this property to confirm and develop historical reserve reports, to explore and develop the Getik property in Armenia;

(c) To implement exploration recommendations related to the Toukhmanuk and Getik properties;

(d) To mine, develop, and explore at the Marjan property in Armenia;

(e) To enforce the August 6, 2013 arbitral award based on the sale agreement, as amended, with Conventus/Amarant Mining/Alluvia/Ulander in Chile;

(f) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries; and

(g)  Pursue additional financing through private placements, debt and/or joint ventures.

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

Besides the funding from awards against Amarant and Alluvia, and agreements with Linne, there are no firm commitments from third parties to provide additional financing and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially in light of the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  As of September 30, 2013 and December 31, 2012, the Company maintained an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $463,805 and $463,805, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its ore inventory, at the lower of cost or market. Periodically, and no less than on a annual basis, the Company compares the carrying value of its inventory to current market prices , to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our current carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2013 and December 31, 2012.  As of September 30, 2013 and December 31, 2012, the Company had approximately $18,000 and $3,900, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2013 and as of the date of this filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2013. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260), without appeal.   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On June 25, 2013, Ayvazian moved to vacate the judgment, and the proceeding is pending. On August 29, 2013, the Company delegated authority to collect the Judgment to an independent collection agency.

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

In a final, non-appealable decision issued and effective February 8, 2012, the Armenian Court of Cassation affirmed the July 29, 2011 Armenian trial court and December 12, 2012 Court of Appeals decisions which ruled that Caldera's registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with GGM.  The official versions of the Armenian Court decisions are available through http://www.datalex.am /, with English translations available on the Company’s website.

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

The Partial Award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.  The amounts paid to Global by Caldera total $150,000 and is included in the Company’s accounts payable, although as noted previously, the Company disputes the liability and it is subject to further binding arbitral proceedings.

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

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of  September 30, 2013 and as of December 31, 2012; Statements of Operations and Comprehensive Loss for the nine and three months ended September 30, 2013 and 2012, and for the exploration stage period from January 1, 1995 through September 30, 2013, and Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the exploration stage period from January 1, 1995 through September 30, 2013 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(61) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on September 10, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: November 19, 2013	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)