Form 10-K
period 2013-12-31
GLOBAL GOLD CORP
filed 2014-04-15
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2013, was $1,306,990.

As of April 14, 2014 there were 87,272,975 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 20, 2014 are incorporated by reference into Part III (Items 10 through 14) of this Report

Cautionary Note Regarding Forward-Looking Statements

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

ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

Global Gold is currently in the exploration stage. It is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 20 people globally on a year round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations is expected to reduce the number of employees directly employed by the Company on a seasonal basis.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan RA were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  Judge Karas of the United States Federal District Court confirmed Judge Cahn’s decision.  See Legal Proceedings for more information on the Marjan JV.

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

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  See Agreements Section and Subsequent Events for more information on Consolidated Resources agreements.

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in the State of Delaware as a 100%, wholly owned, subsidiary of GGCRL. On September 26, 2012, the Company conditionally transferred 100% of the shares of Mego and Getik Mining Company, LLC to GGCR Mining.

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

SHIRAK
LORI
TAVUSH
HANKAVAN
HANKAVAN AREA SITES
TOUKHMANUK AREA SITES
GETIK
TOUKHMANUK
ARAGATSOTN
KOTAYK
ARMAVIR
GEGHARKUNIK
ARARAT
VAYOTS DZOR
MARJAN
SYUNIK
LITCHKVADZ-TEI
TERETERASAR

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

In 2012, the Company re-established possession and license rights over the Marjan property after Caldera’s illegal possession.  The Company also began a review and update of the previously approved mining plan (available on the Company’s website) for the property and selected a mine contractor to implement the mining.  The Company also updated prior exploration results to select new drilling targets.  As of December 31, 2013, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2013, the Company has spent approximately $3,516,500 on mining and exploration activities at this property, excluding acquisition and capital costs.

This property was previously explored during the Soviet era.  SHA, LLC applied for an original license from the Armenian Government.  GGM acquired 100% of SHA, LLC, the Armenian company which held the license to the property in December 2003.  On April 28, 2008, the Company was issued a twenty-five year “special mining license” for the Marjan property effective April 22, 2008 and expiring April 22, 2033 which expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres.  The Company is required to pay annual governmental fees of approximately $55,000.  The Company is also required to perform work at the property as submitted and approved in its mining plan which includes mining of 200,000 tonnes of mineralized rock annually starting in 2013 under Armenian Law in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  Marjan RA is the licensee of the Marjan Property and is a wholly owned subsidiary of the Company.

The Company is required to pay annual government fees and perform work at the property, both as described above, to keep the license in good standing. In various circumstances, Armenian law allows for annual work requirements to be cured in subsequent years and by other means without losing good standing status. Failure to maintain good license status could result in the license being suspended or terminated under Armenian Law. The Company has not received any suspension or termination notices, but could based on the Company’s performance and other factors. See Item 1A “Risk Factors,” below.

On December 18, 2009, the Company entered into an agreement with Caldera outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).

On March 24, 2010, the Company signed an agreement with Caldera establishing the terms for a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”) which amended the December 18, 2009 agreement.

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  The Armenian Government issued a new mining license to the Company’s wholly owned subsidiary Marjan RA on March 5, 2013 and is available on the Company’s website www.globalgoldcorp.com.

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

On October 27, 2009, the Company issued a press release announcing the approval of the first stage. The Republic of Armenia’s State Natural Resources Agency (the "Agency") issued its certificate based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session, all as further disclosed on our website.

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

The Toukhmanuk property is a lode deposit which is being mined using an open pit method.  The Company has one national exploration license #15, as extended on July 2, 2013 until July 2, 2016 (available on the Company’s website), covering approximately 10,915 acres for sub-surface exploitation of gold.  The Company also has one national mining license #HA-L-14/356, since replaced under the new 2012 Armenian Mining Code with License #29/184 (available on the Company’s website), which covers the central section of the property and is approximately 446 acres for mining gold and silver.  On December 28, 2012, the Company received the new, renewable mining license through August 5, 2017.  The Company is required to pay annual governmental fees of approximately $32,000.  The Company is also required to spend annually approximately $1,200,000 on exploration work and mining annually 168,500 tonnes of mineralized rock at the property as submitted and approved in its mining plan in order to maintain the licenses in good standing  (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The exploration license area is defined by the following coordinates:

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

The Company is required to pay annual government fees and perform work at the property, both as described above, to keep the license in good standing. In various circumstances, Armenian law allows for annual work requirements to be cured in subsequent years and by other means without losing good standing status. Failure to maintain good license status could result in the license being suspended or terminated under Armenian Law. The Company has not received any suspension or termination notices, but could based on the Company’s performance and other factors. See Item 1A “Risk Factors,” below.

In 2008, GGM upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior year’s drill results.  Also, the Company compiled its reserve report and submitted it to the state committee on reserves of Armenia in March 2009 (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has generated minimal sales from gold and silver concentrate from the property.  Sales were approximately $6,000 in 2006 based on unmeasured old concentrate with waste concentrate, $10,400 in 2007 based on approximately 53 tonnes of concentrate with gold content of approximately 20.8 g/t gold, nothing in 2008, $136,600 in 2009 based on approximately 121 tonnes of concentrate with gold content of approximately 52.6 g/t gold, $358,400 in 2010 based on approximately 222 tonnes of concentrate with gold content of approximately 52.7 g/t gold, $81,702 in 2011 based on approximately 60 tonnes of concentrate with gold content of approximately 38.8 g/t gold, and none in 2012 and 2013. The Company has mined mineralized rock of approximately 52,000 tonnes in 2006 with content of approximately 1.27 g/t gold and 6.37 g/t silver, no mining in 2007, approximately 82,000 tonnes in 2008 with content of approximately 1.85 g/t gold and 5.21 g/t silver, no mining in 2009, approximately 21,000 tonnes in 2010 with content of approximately 2.08 g/t gold and 5.68 g/t silver, approximately 21,400 tonnes in 2011 with content of approximately 0.92 g/t gold and 3.32 g/t silver, and no mining in 2012 and 2013.  As of December 31, 2013, the Company has spent approximately $11,310,000 on mining and exploration activities at this property, excluding acquisition and capital costs.  In 2012, the Company installed two new mills at the plant to increase capacity and efficiency, but in 2012 and 2013 did not process any ore pending approval and construction of a new tailings dam and resolution of joint venture issues.

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

On July 5, 2013, GGCRL and the Company entered a financing and mine contractor agreement with Linne Mining and associated parties to mine the central section of Toukhmanuk.

See Item 1A “Risk Factors”, Item 3 “Legal Proceedings”, “Agreements” and “Subsequent Events” below.

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

The Getik property is a lode deposit which will be mined using an open pit.  The Company has two National exploration licenses #85 which covers sub-surface exploitation of precious metals in the Amrots manifestation and #86 which covers sub-surface exploitation of non-ferrous metals in the Aygut manifestation, as further described below.  These licenses have since been replaced under the new 2012 Armenian Mining Code with License #29/034 and #29/035, respectively, which expired on December 10, 2013.  The Company has applied for extensions, to which it is entitled under Armenian law although the documents have not been issued yet. The Company is required to pay annual governmental fees of $1,000.  The Company is also required to spend approximately $1,000,000 on exploration work in order to maintain the licenses in good standing.  The exploration license area is defined by the following coordinates for the Amrots gold manifestation and Aygut copper manifestation:

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

The Company is required to pay annual government fees and perform work at the property, both as described above, to keep the license in good standing. In various circumstances, Armenian law allows for annual work requirements to be cured in subsequent years and by other means without losing good standing status. Failure to maintain good license status could result in the license being suspended or terminated under Armenian Law. The Company has not received any suspension or termination notices, but could based on the Company’s performance and other factors. See Item 1A “Risk Factors,” below.

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

Based on the approval of the Board of Directors of Global Gold received on January 5, 2012 and on receiving consent from its shareholders representing over a 65% majority of its outstanding Common Stock on February 6, 2012 to transfer the 100% interest in Mego and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 Joint Venture Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA”),  the Company entered into the following agreements on or about February 19, 2012 updating previous agreements, all as further described in the exhibits attached, on the following dates:

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

On July 5, 2013, GGCRL entered agreements with a contractor to fulfill exploration work at Getik, which contractors breached in full.

See Item 1A “Risk Factors”, Item 3 “Legal Proceedings” and Item 16 “Agreements”, and “Subsequent Events” below.

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

On December 2, 2011, the Company closed an amended agreement with Conventus and Amarant, originally entered into on October 27, 2010, for the sale of 100% interest in the GGV which held the Pureo mining assets in Chile.  As part of the amendment and closing, Global Gold also sold 100% interest in its wholly owned subsidiaries Global Oro and Global Plata, both of which are Delaware Limited Liability Corporations, and are each 50% owners of Minera Global in exchange for additional compensation, payable on or before December 15, 2011, of a 1% interest in Amarant.  GGV is owned by Minera Global (51%) and Global Oro (49%). Conventus has assigned its right and obligations from this agreement to Amarant. The Company only received partial payment and had to file for arbitration to collect.

On April 13, 2012, the Company entered into an "Amended Joint Membership Interest Purchase Agreement" with Amarant to amend the parties' December 2, 2011 "Joint Membership Interest Purchase Agreement." On June 15, 2012, the Company conditionally agreed to a revised schedule of debt repayment through August 30, 2012.  The revised schedule provides the Company to receive; a) 20% of net proceeds of funds raised by Alluvia or Amarant or their affiliates with a ceiling of $3,250,000 (which includes additional compensation) from any source; b) a $250,000 payment, and c) an additional $200,000 payment to the company.  Also, the Company agreed to conditionally waive its right of first refusal with respect to transfer of GGV shares as part of this revision, but these conditions were not met and the Company has advised that the purported assignment to Alluvia is invalid.   As one provision of the amended sale closed on December 2, 2011, the Company was to receive certain shares or ownership of Amarant, amounting to 533,856 shares of Amarant. These shares were received in July 2012. No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value these shares except the “Mangold List” in Sweden, b) we do not have access to the financials of Amarant to aid in calculating a value, and c) these shares received present a small minority ownership of Amarant. Amarant and Alluvia remain in default of certain material provisions of this sale agreement.

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

On August 6, 2013, the Company received a Partial Final Award and injunctions in its favor. See Legal Proceedings and Subsequent Events below.

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

See Item 1A “Risk Factors”, Item 4 “Receivable From Sale”, “Legal Proceedings”, and “Subsequent Events”, below.

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

The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental and safety performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. As of December 31, 2013, the Company does not have any liability unpaid for environmental compliance.  The cost for the Company to maintain environmental compliance has had no substantial limitation or restriction upon our ability to carry out our mining operations.  The Company has been subjected to false allegations in the media regarding its environmental record in Armenia by questionable individuals and groups, all of which the Company has refuted and none of which rose to the level of a legal inquiry.

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

EXPLORATION STAGE COMPANY

The Company does not engage in the active conduct of a trade or business aside from development and exploration activities. It has not generated any revenues to date, with the exception of revenue from the transaction with Iberian Resources at the end of 2006, the sale of Chilean interests in the Amarant/Conventus transaction in 2011, and minimal sales of concentrate from Toukhmanuk.  Although the Company maintains mining licenses in Armenia and has reserves according to the laws of Armenia, the Company has not established proven and probable reserves in accordance per SEC Industry Guide 7 at any of it’s properties (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.  These problems include, but are not limited to, issues interpreting and proving historical mining data, obtaining and maintaining quality equipment, licensing difficulties, and financing problems.

LIQUIDITY RISK – GOING CONCERN

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. Especially since the international financial crisis starting in 2008, there can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.   As such, our independent registered public accounting firm has concluded that additional revenue arrangements or financing is needed to enable us to fund our future operations, which raises substantial about our ability to operate as a going concern, and accordingly has included this uncertainty in their report on our December 31, 2013 consolidated financial statements.

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

MANAGEMENT SALARIES

As of December 31, 2013, the Company owes unpaid wages of approximately $830,000 to management including approximately $372,000 to Mr. Van Krikorian and $271,000 to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2013, the Company had accrued interest of approximately $172,000.  The Company’s failure to remain current in its salary obligations exposes the Company to the potential loss of key personnel. The Company has also accrued the contingent bonus payable to the management for $135,000 as of December 31, 2013.

TRADING MARKET

The Company's Common Stock is traded on the OTCQB exchange of the OTC Market. As a result, our stockholders may find it more difficult to buy or sell shares of our common stock than it would be if our stock were listed on a national securities exchange.

VALUE OF INVESTMENT PORTFOLIO

The Company has not purchased securities in other companies but has received, and still holds, securities in other non-related companies.  The Company has not valued these securities as of December 31, 2013 due to a variety of risks including, minor percentage of shares outstanding, trading restrictions, there can be no assurance that an adequate liquid market will exist for these securities, and there can be no assurance that quoted market prices at any given time will properly reflect the value at which the Company could monetize these securities.  There are also the risks of the underlying companies and their operations.

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

Consolidated Resources Related

In April 2013, the Company had indirectly received an informal notice from a purported representative of CRA alleging a default under the Convertible Notes.  On June 18, 2013, GGC and GGCRL directly received a notice from the same purported CRA representative, Joseph Borkowski. On June 25, 2013, GGC, in a written response endorsed by Mr. Premraj, refuted (without dispute) the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit GGC from recognizing Mr. Borkowski or Rasia FZE as in control of CRA. On July 1, 2013, GGC received written confirmation from a director of Consolidated Minerals Pte. Ltd. confirming that Consolidated Minerals Pte. Ltd. had funded the Convertible Notes to GGCRL, is the beneficial owner of those Notes, and reserves all legal rights to these Convertible Notes, not CRA. The owner, Mr. Premraj, and the representative of CRA, Jeffrey Marvin, signed the November 22, 2013 Merger Agreement with Signature Gold Limited which provided that repayment of the Convertible Notes and other GGCRL debt “will be audited and agreed then assumed by Signature Gold as part of this merger transaction. The assumption by Signature Gold of the audited Debt and Liabilities of the GGCRL Group is capped at US $8 million and will only occur following satisfactory audit and acceptance by Signature Gold. Following the assumption of any Debt and Liabilities of GGCRL Group by Signature Gold, each lender, vendor, creditor, and employee will have the option of converting their respective Debt and Liabilities into common shares in Signature Gold at the Issue Price. A repayment schedule of all debt remaining following any conversion elections will be determined once the audit is complete and a reasonable period, not to exceed 30 days, has been allowed for the election of conversions”. Thus, while including certain amounts claimed to have been advanced in its financial statements to be conservative, the Company has taken the position that the claims to repayment of the Notes are without merit.

In the Signature Gold Merger Agreement, signed by Mr. Premraj and by CRA (through Jeffrey Marvin), CRA represented and warranted that issues raised by Mr. Borkowski did not exist.

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable .   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.    A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA. The Jersey legal action is considered to be a nuisance, not based in law or fact, and designed only to extract extra legal advantages against the Company. Although the court could only provide a one hour hearing on April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company, see Subsequent Events.

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

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260).   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The case is currently on appeal at the United States Court of Appeals for the Second Circuit in New York.

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

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.   As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 3,555,786 (4.07%), and 5,575,000 (6.39%) shares, respectively, or a total of 9,130,786 (10.46%) shares, out of the 87,272,975 shares of the Company's Common Stock issued and outstanding as of December 31, 2013.  The two Company officers, director Nicholas J. Aynilian, who directly and through family members, owns 3,003,873 (3.44%) and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 (1.60%) shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Ian Hague, a Company director and Firebird Mangement, LLC manager, owns a total of 33,931,748 (38.88%) shares through Tusheti Holding, LLC, and Firebird Management, LLC owns a total of 12,915,408 (14.80%) shares, out of the 87,272,975 shares, of the Company's Common Stock issued and outstanding as of December 31, 2013.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

The Company rented office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less than one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.  The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.  The lease terminated on March 31, 2011 and the Company entered a new 5-year lease starting on April 1, 2011 at a starting annual rental cost of $63,045.  The new lease is for office space in a commercial building at 555 Theodore Fremd Avenue, Rye, NY 10580.

For a description of the mining properties in which the Company has an interest, see Item 1 "Description of Business."

ITEM 3. LEGAL PROCEEDINGS

Amarant and Alluvia Related

On August 6, 2013, the American Arbitration Association issued a Partial Final Award in favor of the Company for $2,512,312 as a liquidated principal debt plus 12% interest and excluding any additional damages, attorney fees, or costs which will be discussed at a later time. Additionally, the American Arbitration Association enjoined Amarant and Alluvia from assigning or alienating any assets or performing or entering transactions which would have the effect of alienating its respective assets pending payment of $2,512,312 to Global Gold. Amarant and Alluvia have not complied with the arbitral award to pay, produce records, or, apparently, enter transactions pending payment in full to Global Gold. Subsequent to the arbitral award, Amarant and Alluvia announced on the Amarant website in 2013 that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts. The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing. In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdevia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.” Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments were made by December 31, 2013 and the parties have not reached a definitive agreement. There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral award to the full extent as well as pursue its claims of additional damages in the ongoing arbitration, see Subsequent Events.

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260).   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The case is currently on appeal at the United States Court of Appeals for the Second Circuit in New York.

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

Marjan Related

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

The Partial Award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.  The amounts paid to Global by Caldera total $150,000 and is included in the Company’s accounts payable, although they are disputed and offset by damages and other amounts due by Caldera to the Company.

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

The Company has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  The Company is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person.

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

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.   As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $153,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $63,000 as of December 31, 2013 and the Company has deposited approximately $25,000 at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES OF EQUITY SECURITIES

(a) Shares of the Company's Common Stock trade on the “OTC Markets Group” (OTCQB) under the symbol "GBGD." The range of high and low bid information for each quarterly period during 2012 and 2013 were as follows:

	2012		2013
Quarter	High*	Low*	High*	Low*

1st	$0.22	$0.12	$0.15	$0.09
2nd	$0.23	$0.14	$0.15	$0.07
3rd	$0.19	$0.12	$0.15	$0.08
4th	$0.19	$0.12	$0.16	$0.07

* These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.  Source: Yahoo Finance

As of April 14, 2014, the Company had 87,272,975 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of April 14, 2014, there were approximately 1,302 holders of record of shares of the Company's Common Stock.

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

(d) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a) (#)	Weighted average exercise price of outstanding options, warrants and rights (b) ($)	Remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c ) (#)

Equity compensation plans approved by security holders (1)	2,954,167	$0.52	55,833

Equity compensation plans not approved by security holders	0	0	0

Total:	2,954,167		55,833

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

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2013 AND TWELVE-MONTHS ENDED DECEMBER 31, 2012

During the twelve-month period ended December 31, 2013, the Company's administrative and other expenses were $2,478,870 which represented a decrease of $1,405,120 from $3,883,990 in the same period last year. The expense decrease was primarily attributable to lower legal fees of $582,952, lower compensation expense of $255,408, and lower professional fees of $554,590 offset by higher stock compensation expense of $86,885 more than the prior year’s period.

During the twelve-month period ended December 31, 2013, the Company's mine exploration costs were $183,378 which represented a decrease of $684,527 from $867,905 in the same period last year.  The expense decrease was attributable to the decreased mining activity at the Toukhmanuk property of $684,527.

During the twelve-month period ended December 31, 2013, the Company's amortization and depreciation expenses were $473,579 which represented a decrease of $97,639 from $571,218 in the same period last year. The expense decrease was primarily attributable to the decreased depreciation expense of $97,639.

During the twelve-month period ended December 31, 2013, the Company had interest expenses of $293,231 which represented an increase of $1,191 from $292,040 in the same period last year.  The expense increase was attributable to an increase in interest expense on convertible note payable of $76,932, mine owner’s debt facility of $10,879 and wages due to management of $7,816 offset by a decrease in interest expense on a secured line of credit in Armenia of $94,625.

During the twelve-month period ended December 31, 2013 and 2012, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.

The Company had interest income of $65 in 2013 which represented a decrease of $318 from $383 from the same period last year.   The decrease is attributable to lower average cash balances in the Armenia bank accounts.

Deposits on contracts and equipment decreased by $27,890 at December 31, 2013 from $373,118 due to the completion of contracts and the receipt of equipment purchased.

Current liabilities increased by $2,105,121 as of December 31, 2013 due to increases in accounts payable of $310,106, wages payable of $404,219, mine owners debt facility of $569,478, advances payable Consolidated Resources of $275,489, and note payable to director of $548,500 offset by a decrease in employee loans of $2,671.  Secured line of credit – long term portion was $87,796 as of December 31, 2013 which decreased by $622,152 from $709,948 as of December 31, 2012 due to loan repayments made of $617,436, and currency changes.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of December 31, 2013, the Company's total assets were $2,420,675, of which $26,349 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2014 is:

(a) To implement the mining plan and to recommence operating expanded mining operations at Toukhmanuk in accordance with the mine operator’s approved plan, and to continue to explore this property to confirm and develop historical reports, to explore and develop the Getik property in Armenia;

(b)  To mine, develop, and explore at the Marjan property in Armenia;

(c) To implement the sale agreement, as amended, with Conventus/Amarant Mining/Alluvia/Ulander in Chile;

(d) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries; and

(e) Pursue additional financing through private placements, debt and/or joint ventures.

On July 5, 2013, the Company has concluded a fifteen year operating agreement with Linne Mining, LLC (“Linne”) as the operator along with an $8,800,000 debt facilities agreement to fund future production at Toukhmanuk. The Company is working with Linne in accordance with the approved plan and to construct the new tailings dam, and the design and construction of a new upgraded plant to be completed in 2014.

The Company may engage in research and development related to exploration and processing during 2014, and is purchasing processing plant and equipment assets to expand production.

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

Besides the funding from agreements with Linne, Amarant Mining Ltd. and the GGCRL Joint Venture there are no firm commitments from third parties to provide additional financing, and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future.  The Company is in discussion to acquire additional financing, but there can be no assurance that any financing for current operations, acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

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

For the years ended December 31, 2013 and 2012, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the years ended December 31, 2013 and 2012 was $261,800 and $174,915, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, "Comprehensive Income."  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2013 and 2012.

	Year Ending December 31,
	2013	2012

Net loss applicable to Global Gold Corporation Common Shareholders	$(2,357,061)	$(2,945,390)
Foreign currency translation adjustment	$162,159	$524,337
Comprehensive loss	$(2,194,902)	$(2,421,053)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $452,463 and $11,342 as of December 31, 2013 and 2012, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2013 and 2012.  As of December 31, 2013 and 2012, the Company had approximately $260 and $3,900, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2013 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company, notes thereto and report of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2013 and 2012 by RBSM LLP are attached hereto as a part of, and at the end of, this report.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of December 31, 2013, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company's internal control over financial reporting, have concluded that the Company's internal control over financial reporting was effective as of December 31, 2013.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held on or around June 20, 2014.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11is incorporated by reference from the Company's Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held on or around June 20, 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning required by this Item 12 is incorporated by reference from the Company's Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held on or around June 20, 2014.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held on or around June 20, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company's Proxy Statement relating to the 2014 Annual Meeting of Stockholders scheduled to be held on or around June 20, 2014.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including the report of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2013 and 2012.

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

April 15, 2014
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	4/15/14	/s/ Van Z. Krikorian	4/15/14
Jan Dulman		Van Z. Krikorian, Chairman, Chief Executive
Chief Financial Officer (Principal Financial and		Officer and Director (Principal Executive Officer)
Accounting Officer)

/s/ Drury J. Gallagher	4/15/14	/s/ Nicholas J. Aynilian	4/15/14
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Ian C. Hague	4/15/14	/s/ Harry Gilmore	4/15/14
Ian C. Hague		Harry Gilmore
Director		Director

/s/ Lester Caesar	4/15/14
Lester Caesar
Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

 (An Exploration Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

Table of Contents

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets - as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Loss - for the years ended December 31, 2013 and 2012 and the exploration stage period from January 1, 1995 through December 31, 2013	F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficit) - for the exploration stage period from January 1, 1995 through December 31, 2013	F-5

Consolidated Statements of Cash Flows - for the years ended December 31, 2013 and 2012 and the exploration stage period from January 1, 1995 through December 31, 2013	F-6

Notes to Consolidated Financial Statements	F-7 to F-38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Global Gold Corporation and Subsidiaries (An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (An Exploration Stage Company) (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit) and cash flows for each of two years in the period ended December 31, 2013. We did not audit the financial statements for the period beginning January 1, 1995 through December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We are not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses and has a working capital and stockholder’s deficit as more fully described in Note 2. These issues raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/RBSM LLP

New York, New York

April 15, 2014

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS:
Cash	$26,349	$3,391
Inventories	558,523	559,525
Tax refunds receivable	92,761	67,123
Receivable from sale, net of impairment of $1,282,398 and $1,817,276 respectively	-	558,437
Other current assets	26,201	21,967
TOTAL CURRENT ASSETS	703,834	1,210,443

LICENSES, net of accumulated amortization of $2,737,603 and $2,439,287, respectively	472,333	770,649
DEPOSITS ON CONTRACTS AND EQUIPMENT	345,228	373,118
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $3,108,281 and $2,971,476, respectively	899,280	1,048,652

TOTAL ASSETS	$2,420,675	$3,402,862

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,225,198	$3,915,092
Wages payable	1,367,149	962,930
Employee loans	240,684	243,355
Advance from customer	87,020	87,020
Secured line of credit - short term portion	684,000	684,000
Current portion of mine owners debt facilities	569,478	-
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources	394,244	118,755
Current portion of note payable to Directors	647,127	98,627
TOTAL CURRENT LIABILITIES	9,714,900	7,609,779

SECURED LINE OF CREDIT - LONG TERM PORTION	87,796	709,948

TOTAL LIABILITIES	9,802,696	8,319,727

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 87,272,975 and 86,542,975 shares issued and outstanding at December, 2013 and 2012, respectively	87,273	86,543
Additional paid-in-capital	44,711,003	44,444,933
Accumulated deficit prior to development stage	(2,907,648)	(2,907,648)
Deficit accumulated during the development stage	(49,482,625)	(47,125,564)
Accumulated other comprehensive income	1,530,976	1,448,274

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(6,061,021)	(4,053,462)

NONCONTROLLING INTEREST	(1,321,000)	(863,403)
TOTAL DEFICIT	(7,382,021)	(4,916,865)

TOTAL LIABILITIES AND DEFICIT	$2,420,675	$3,402,862

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,		Cumulative amount from January 1, 1995 through
	2013	2012	December 31, 2013

REVENUES	$-	$-	$632,854

COST OF GOODS SOLD	-	-	224,247

GROSS PROFIT	-	-	408,607

OPERATING EXPENSES:
General and administrative	2,478,870	3,883,990	31,098,197
Mining and exploration costs	183,378	867,905	17,571,053
Amortization and depreciation	473,579	571,218	6,889,336
Write-off on investment	-	-	176,605
Bad debt expense	-	-	151,250

TOTAL OPERATING EXPENSES	3,135,827	5,323,113	55,886,441

Operating Loss	(3,135,827)	(5,323,113)	(55,477,834)

OTHER (INCOME) EXPENSES:
Gain on sale of investment, net	(534,878)	(2,142,714)	(5,409,384)
Gain from investment in joint ventures	-	-	(2,373,701)
Loss on foreign exchange	-	-	193,852
Gain on extinguishment of debt	-	-	(289,766)
Interest expense	293,231	292,040	2,688,554
Interest income	(65)	(383)	(365,266)

Total Other income	(241,712)	(1,851,057)	(5,555,711)

Loss from Continuing Operations	(2,894,115)	(3,472,056)	(49,922,123)
			`
Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss	(2,894,115)	(3,472,056)	(50,546,344)
Less: Net loss applicable to noncontrolling interest	(537,054)	(526,666)	(1,063,720)
Net loss applicable to Global Gold Corporation Common Shareholders	(2,357,061)	(2,945,390)	(49,482,624)

Foreign currency translation adjustment	162,159	524,337	2,373,895
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	(2,194,902)	(2,421,053)	(46,755,254)
Less: Foreign currency translation applicable to noncontrolling interest	(79,457)	(64,232)	(1,196,396)
Comprehensive Net Loss applicable to Global Gold -
Corporation Common Shareholders	$(2,274,359)	$(2,485,285)	$(47,951,650)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	87,015,680	85,214,491

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

( An Exploration Stage Enterprise )

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE PERIOD JANUARY 1, 1995 THROUGH DECEMBER 31, 2013

	Common Stock		Additional Paid-in	Deficit Accumulated Prior to and During the Development	Treasury	Minority	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Stage	Stock	Interest	Income (Loss)	Equity/(Deficit)

Balance from February 21, 1980 to December 31, 1994 (Note 1) (Unaudited)	898,074	$89,807	$3,147,693	$(2,907,648)	$-	$-	$-	$329,852

Adjustment for the restatement of par value	-	(88,909)	88,909	-	-	-	-	-
Issuance of stock for acquisition of Eyre Recources, N.L.	1,000,000	1,000	849,000	-	-	-	-	850,000
Proceeds received from private placement	200,000	200	421,373	-	-	-	-	421,573
Net loss	-	-	-	(361,345)	-	-	-	(361,345)

Balance as December 31, 1995 (Unaudited)	2,098,074	2,098	4,506,975	(3,268,993)	-	-	-	1,240,080

Warrants exercised	40	-	100	-	-	-	-	100
Net loss	-	-	-	(668,577)	-	-	-	(668,577)

Balance as of December 31, 1996 (Unaudited)	2,098,114	2,098	4,507,075	(3,937,570)	-	-	-	571,603

Issuance of common stock	2,250,000	2,250	222,750	-	-	-	-	225,000
Net loss	-	-	-	(690,747)	-	-	-	(690,747)

Balance as of December 31, 1997 (Unaudited)	4,348,114	4,348	4,729,825	(4,628,317)	-	-	-	105,856

Net income	-	-	-	34,944	-	-	-	34,944

Balance as of December 31, 1998 (Unaudited)	4,348,114	4,348	4,729,825	(4,593,373)	-	-	-	140,800

Purchase of treasury stock	-	-	-	-	(60,000)	(60,000)	-	(120,000)
Unrealized loss on investment	-	-	-	-	-	-	(16,000)	(16,000)
Net loss	-	-	-	(93,826)	-	-	-	(93,826)

Balance as of December 31, 1999 (Unaudited)	4,348,114	4,348	4,729,825	(4,687,199)	(60,000)	(60,000)	(16,000)	(89,026)

Issuance of common stock in connection with settlement	20,000	20	1,980	-	-	-	-	2,000
Cancellation of treasury stock	(1,000,000)	(1,000)	(59,000)	-	60,000	60,000	-	60,000
Settlement of accrued salary	1,000,000	1,000	161,500	-	-	-	-	162,500
Sale of warrants	-	-	650	-	-	-	-	650
Unrealized loss on investment	-	-	-	-	-	-	(90,000)	(90,000)
Net loss	-	-	-	(33,341)	-	-	-	(33,341)

Balance as December 31, 2000 (Unaudited)	4,368,114	4,368	4,834,955	(4,720,540)	-	-	(106,000)	12,783

Net loss	-	-	-	(26,832)	-	-	-	(26,832)
Unrealized loan on investment	-	-	-	-	-	-	(15,000)	(15,000)

Balance as of December 31, 2001 (Unaudited)	4,368,114	4,368	4,834,955	(4,747,372)	-	-	(121,000)	(29,049)

Issuance of common stock for compensation	200,000	200	9,800	-	-	-	-	10,000
Net loss	-	-	-	(60,113)	-	-	-	(60,113)
Unrealized gain on investment	-	-	-	-	-	-	247,406	247,406

Balance as of December 31, 2002 (Unaudited)	4,568,114	4,568	4,844,755	(4,807,485)	-	-	126,406	168,244

Issuance of common stock for cash:
at $0.25 per share, January	350,000	350	87,150	-	-	-	-	87,500
at $0.25 per share, July	1,000,000	1,000	231,500	-	-	-	-	232,500
at $0.50 per share, October	100,000	100	46,400	-	-	-	-	46,500
at $0.50 per share, October	400,000	400	185,600	-	-	-	-	186,000
Issuance of common stock for compensation:
at $0.25 per share, February	1,800,000	1,800	(1,800)	-	-	-	-	-
at $0.25 per share, June	900,000	900	(900)	-	-	-	-	-
at $0.25 per share, December	90,000	90	(90)	-	-	-	-	-
Amortization of deferred compensation	-	-	165,802	-	-	-	-	165,802
Issuance of common stock for services:
at $0.25 per share, January	500,000	500	24,500	-	-	-	-	25,000
at $0.25 per share, April	250,000	250	62,250	-	-	-	-	62,500
Shares cancelled in September, which were issued in January	(500,000)	(500)	(24,500)	-	-	-	-	(25,000)
Shares issued at $0.25 per share for accounts payable in April	100,000	100	24,900	-	-	-	-	25,000
Fractional share adjustment	20	-	-	-	-	-	-	-
Unrealized gain on investment	-	-	-	-	-	-	(95,278)	(95,278)
Net loss	-	-	-	(616,820)	-	-	-	(616,820)

Balance as of December 31, 2003 (Unaudited)	9,558,134	9,558	5,645,567	(5,424,305)	-	-	31,128	261,948

Issuance of common stock for compensation	250,000	250	(250)					-
Forfeiture of common stock for compensation	(526,833)	(527)	527					-
Sale of common stock	3,000,000	3,000	1,482,000	-	-	-	-	1,485,000
Issuance of common stock for services	90,000	90	(90)					-
Issuance of common stock for payable	240,000	240	113,260					113,500
Amortization of unearned compensation			316,756					316,756
Net loss				(688,039)	-	-		(688,039)
Unrealized gain on investment	-	-	-	-	-	-	(31,128)	(31,128)

Balance as of December 31, 2004 (Unaudited)	12,611,301	12,611	7,557,770	(6,112,344)	-	-	-	1,458,037

Issuance of common stock for compensation:
at $0.50 per share, January	850,000	850	(850)	-	-	-	-	-
at $1.00 per share, June	170,000	170	(170)	-	-	-	-	-
at $1.50 per share, December	45,000	45	(45)	-	-	-	-	-
Sale of common stock	4,000,000	4,000	2,996,000	-	-	-	-	3,000,000
Less: Selling expense for sale of common stock		-	(39,000)					(39,000)
Exercise of warrants	220,000	220	54,780					55,000
Amortization of unearned compensation			292,994					292,994
Net loss				(2,309,187)				(2,309,187)
Foreign currency translation adjustment	-	-	-	-	-	-	(38,511)	(38,511)

Balance as of December 31, 2005 (Unaudited)	17,896,301	17,896	10,861,479	(8,421,531)	-	-	(38,511)	2,419,333

Issuance of common stock for compensation:
at $1.50 per share, February	274,000	274	35,726	-	-	-	-	36,000
at $1.70 per share, June	925,000	925	(925)	-	-	-	-	-
at $1.25 per share, September	200,000	200	(200)	-	-	-	-	-
Forfeiture of common stock for compensation	(40,000)	(40)	40					-
Issuance of common stock for payable:
at $1.15 per share, January	100,000	100	114,900					115,000
Sale of common stock	10,400,000	10,400	12,989,588	-	-	-	-	12,999,988
Less: Selling expense for sale of common stock		-	(764,957)					(764,957)
Issuance of options for compensation			225,894					225,894
Exercise of warrants	3,000,000	3,000	2,247,000					2,250,000
Accrual of stock bonuses issued in 2007			(27,950)					(27,950)
Amortization of unearned compensation			1,017,742					1,017,742
Net loss				(5,296,370)				(5,296,370)
Other comprehensive income	-	-	-	-	-	-	842,731	842,731

Balance as of December 31, 2006	32,755,301	32,755	26,698,337	(13,717,901)	-	-	804,220	13,817,411

Issuance of common stock for compensation:
at $0.88 per share, January 1	83,334	83	(83)	-	-	-	-	-
at $0.86 per share, January 11	50,000	50	(50)	-	-	-	-	-
at $0.83 per share, June	286,666	287	(287)	-	-	-	-	-
Forfeiture of common stock for compensation	(172,500)	(173)	(3,786)					(3,958)
Issuance of common stock for payable:
at $2.00 per share, September (2006)	500,000	500	999,500					1,000,000
at $0.86 per share, January	63,250	63	54,332					54,395
at $0.85 per share, April	150,000	150	127,350					127,500
Issuance of options for compensation			481,446					481,446
Exercise of warrants	150,000	150	16,350					16,500
Accrual of stock bonuses issued in 2008			(14,850)					(14,850)
Accrual of interest on note			(26,612)					(26,612)
Amortization of unearned compensation			986,500					986,500
Net loss				(9,716,880)				(9,716,880)
Other comprehensive income	-	-	-	-	-	-	1,307,480	1,307,480

Balance as of December 31, 2007	33,866,051	33,866	29,318,147	(23,434,781)	-	-	2,111,700	8,028,932

Issuance of common stock for compensation:
at $0.17 per share, November 11	200,000	200	33,800	-	-	-	-	34,000
at $0.10 per share, December 10	20,000	20	(20)	-	-	-	-	-
Issuance of common stock for payable:
at $0.55 per share, February 11	153,750	154	84,409					84,563
at $0.17 per share, November 11	100,000	100	16,900					17,000
Issuance of options for compensation			279,925					279,925
Conversion of note receivable into shares	(152,778)	(153)	(48,750)					(48,903)
Issuance of common stock for acquistion:
at $0.45 per share, April 8	250,000	250	112,250					112,500
Accrual of interest on note			(2,555)					(2,555)
Sale of common stock	4,750,000	4,750	470,250	-	-	-	-	475,000
Amortization of unearned compensation			717,994					717,994
Net loss				(8,953,113)				(8,953,113)
Other comprehensive income	-	-	-	-	-	-	1,195,490	1,195,490

Balance as of December 31, 2008	39,187,023	39,187	30,982,350	(32,387,894)	-	-	3,307,190	1,940,833

Issuance of common stock for compensation:
at $0.20 per share, May 18	333,333	333	(333)	-	-	-	-	-
at $0.10 per share, July 1	1,387,500	1,388	(1,388)	-	-	-	-	-
at $0.14 per share, August 1	245,000	245	(245)	-	-	-	-	-
Issuance of options for compensation			130,273					130,273
Amortization of unearned compensation			288,919					288,919
Net loss				(4,320,561)				(4,320,561)
Other comprehensive loss	-	-	-	-	-	-	(499,107)	(499,107)

Balance as of December 31, 2009	41,152,856	41,153	31,399,576	(36,708,455)	-	-	2,808,083	(2,459,643)

Issuance of common stock for compensation:
at $0.10 per share, August 19	120,000	120	9,880	-	-	-	-	10,000
Conversion of note payable into shares	35,417,619	35,418	5,277,225					5,312,643
Exercise of warrants	2,500,000	2,500	247,500					250,000
Issuance of options for compensation			69,452					69,452
Amortization of unearned compensation			61,260					61,260
Net loss				(3,842,602)				(3,842,602)
Other comprehensive loss	-	-	-		-	-	(237,430)	(237,430)

Balance as of December 31, 2010	79,190,475	79,191	37,064,893	(40,551,057)	-	-	2,570,653	(836,320)

Issuance of common stock for compensation:
at $0.19 per share, May 3	250,000	250	47,250	-	-	-	-	47,500
at $0.15 per share, June 23	1,350,000	1,350	201,150	-	-	-	-	202,500
at $0.20 per share, Nov 7	500,000	500	99,500	-	-	-	-	100,000
at $0.19 per share, Nov 29	40,000	40	7,560	-	-	-	-	7,600
Conversion of wages payable into shares	2,000,000	2,000	298,000					300,000
Exercise of warrants	600,000	600	59,400					60,000
Cancellation of shares from investment	(125,000)	(125)	(24,875)					(25,000)
Issuance of options for compensation			9,452					9,452
Amortization of unearned compensation			56,752					56,752
Net loss				(6,536,765)				(6,536,765)
Other comprehensive loss	-	-	-		-	-	(529,779)	(529,779)

Balance as of December 31, 2011	83,805,475	83,806	37,819,082	(47,087,822)	-	-	2,040,874	(7,144,060)

Issuance of common stock for compensation:
at $0.20 per share, April 20	300,000	300	59,700	-	-	-	-	60,000
at $0.19 per share, July 1	2,137,500	2,138	(2,138)	-	-	-	-	-
at $0.15 per share, August 1	300,000	300	(300)	-	-	-	-	-
Issuance of options for compensation			5,509					5,509
Amortization of unearned compensation			109,406					109,406
Minority interest sale			6,453,674			(400,969)	(1,052,705)	5,000,000
Net loss				(2,945,390)		(526,666)		(3,472,056)
Other comprehensive income	-	-	-		-	64,232	460,105	524,337

Balance as of December 31, 2012	86,542,975	86,543	44,444,933	(50,033,212)	-	(863,403)	1,448,274	(4,916,865)

Issuance of common stock for compensation:
at $0.11 per share, April 18, 2013	580,000	580	63,220	-	-	-	-	63,800
at $0.12 per share, June 21, 2013	100,000	100	11,900	-	-	-	-	12,000
Exercise of warrants	50,000	50	4,950					5,000
Amortization of unearned compensation			186,000					186,000
Net loss				(2,357,061)		(537,054)		(2,894,115)
Other comprehensive income	-	-	-		-	79,457	82,702	162,159

Balance as of December 31, 2013	87,272,975	$87,273	$44,711,003	$(52,390,273)	$-	$(1,321,000)	$1,530,976	$(7,382,021)

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Cumulative amount from January 1, 1995
			through
	2013	2012	December 31, 2013
OPERATING ACTIVITIES:
Net loss	$(2,894,115)	$(3,472,056)	$(50,546,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	186,000	109,406	4,200,125
Stock option expense	-	5,509	1,201,951
Amortization expense	298,316	298,316	3,503,805
Depreciation expense	175,263	272,902	3,611,439
Stock based compensation	75,800	60,000	560,013
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in assets and liabilities:
Other current and non current assets	657,457	(131,164)	(1,253,032)
Accounts payable and accrued expenses	264,653	1,192,567	4,811,898
Accrued interest	42,782	34,966	1,198,032
Wages payable	404,219	220,998	1,367,149

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(789,625)	(1,408,556)	(35,968,994)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(220,497)	(4,994,362)
Proceeds from sale of mining interest	-	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	-	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	-	(220,497)	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(617,436)	(618,563)	(2,438,387)
Proceeds from mine owners debt facilities	569,478	-	569,478
Proceeds from convertible note payable	-	1,500,000	1,500,000
Proceeds from advances payable	275,489	118,755	394,244
Note payable to Directors	548,500	94,500	5,018,702
Warrants exercised	5,000	-	2,637,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	781,031	1,094,692	29,087,785

EFFECT OF EXCHANGE RATE ON CASH	31,552	508,620	3,811,010

NET INCREASE/(DECREASE) IN CASH	22,958	(25,741)	14,997

CASH AND CASH EQUIVALENTS - beginning of period	3,391	29,132	11,352

CASH AND CASH EQUIVALENTS - end of period	$26,349	$3,391	$26,349

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$156,076	$218,731	$787,578

Noncash Investing and Financing Transactions:

Stock issued for deferred compensation	$-	$511,125	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

 (An Exploration Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

1. ORGANIZATION AND BUSINESS

Global Gold is currently in the exploration stage. It is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 20 people globally on a year round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations is expected to reduce the number of employees directly employed by the Company on a seasonal basis.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan RA were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  Judge Karas of the United States Federal District Court confirmed Judge Cahn’s decision.  See Legal Proceedings for more information on the Marjan JV.

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

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  See Agreements Section and Subsequent Events for more information on Consolidated Resources agreements.

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL. On September 26, 2012, the Company conditionally transferred 100% of the shares of Mego and Getik Mining Company, LLC to GGCR Mining.

The accompanying consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation and Subsidiaries, through December 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Going Concern - The consolidated financial statements at December 31, 2013 and 2012, and for the years then ended were prepared assuming that the Company would continue as a going concern. Since its inception, the Company, an exploration stage enterprise, has generated revenues of $632,854 (other than interest income, the proceeds from the sale of mining interests, and the sale of common stock of marketable securities received as consideration, therewith) while incurring losses of approximately $49,482,000, has working capital deficit (current liabilities exceed current assets) of approximately $9,011,000 and stock holder deficit of approximately $6,061,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2013 and 2012 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

d. Fair Value of Financial Instruments - The Company adopted FASB ASC 820-Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing generally accepted accounting principles that require the use of fair value measurements establishes a framework for measuring fair value and expands disclosure about such fair value measurements. The adoption of ASC 820 did not have an impact on the Company’s consolidated financial position or operating results, but did expand certain disclosures.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2013 and December 31, 2012.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2013 and 2012, the fair value short-term financial instruments including cash, receivables, accounts payable and accrued expenses and notes payable approximates book value due to their short-term duration.

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

e. Inventories - Inventories consists of the following at December 31, 2013 and 2012:

	2013	2012

Ore	$452,463	$452,463
Concentrate	11,342	11,342
Materials, supplies and other	94,718	95,720
Total Inventories	$558,523	$559,525

Ore inventory consists of unprocessed ore at the Toukhmanuk mining site in Armenia. The concentrate and unprocessed ore are stated at the lower of cost or market. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Ore inventory is pledged as collateral for the mine owner’s debt facility and secured line of credit.

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

h. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants and options that are exercisable at December 31, 2013 and 2012 was 2,954,167 and 4,604,167, respectively.

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

For the years ended December 31, 2013 and 2012, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2013 and 2012 was $261,800 and $174,915, respectively. The expense for stock-based compensation is a non-cash expense item.

j. Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2013 and 2012.

	2013	2012

Net loss applicable to Global Gold Corporation Common Shareholders	$(2,357,061)	$(2,945,390)
Foreign currency translation adjustment	$162,159	$524,337
Comprehensive loss	$(2,194,902)	$(2,421,053)

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

For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2013 and 2012, the exchange rate for the Armenian Dram (AMD) was 405 AMD and 404 AMD for $1.00 U.S, respectively.

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

q. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  At December 31, 2013 and 2012, amortization expense totaled $298,316 and $298,316, respectively.  Amortization expense over the next five years will be:

Year	Amount

2014	$298,316
2015	$174,017
2016	$-
2017	$-
2018	$-
thereafter	$-

r. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of December 31, 2013.  The Company did not mine any ore in 2013 and 2012.

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

t. Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  In 2013 and 2012, the Company did not have any sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  In 2013 and 2012, the Company did not recognize any income from royalties.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2013 and 2012.

	2013	2012

Property, plant and equipment	$3,685,557	$3,697,471
Computer	109,024	109,024
Office equipment	20,739	20,739
Vehicles	192,241	192,894
Total	4,007,561	4,020,128
Less: accumulated depreciation	(3,108,281)	(2,971,476)
	$899,280	$1,048,652

The Company had depreciation expense for the year ended December 31, 2013 and 2012 of $175,263 and $272,902, respectively.

4. RECEIVABLE FROM SALE

As of December 31, 2013 and 2012, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $1,282,398 and $2,375,713, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.   The total amount due to the Company as per the Partial Final Award in favor of the Company as of December 31, 2013 was $2,512,312 as a liquidated principal debt plus accrued interest of approximately $113,900 calculated at 12% interest. The Company did not receive the $1,000,000 due on December 15, 2011.  From April 1, 2012 through September 30, 2012, the Company was promised additional compensation from Amarant and its principal, Mr. Johan Ulander, of additional compensation in exchange for concessions given to Amarant and its principal, Mr. Johan Ulander, as more fully described below.  The Company wrote down principal amounts of $1,282,398 and $1,817,276 as of December 31, 2013 and 2012, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2013, the conditions have not been met by any of Amarant or Mr. Ulander.

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

Subsequent to the arbitral award, Amarant and Alluvia announced on the Amarant website in 2013 that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts.  The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing.  In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdevia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.”   Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments were made by December 31, 2013 and the parties have not reached a definitive agreement.  There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral award to the full extent as well as pursue its claims of additional damages in the ongoing arbitration, see Subsequent Events.

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2013 and 2012, the accounts payable and accrued expenses consisted of the following:

	2013	2012

Drilling work payable	$103,189	$163,039
Accounts payable	3,862,124	3,599,563
Interest payable	259,885	152,490
	$4,225,198	$3,915,092

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. The Company and GGC have signed as a Guarantor on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has begun mobilization to restart production. The balance due on the debt facilities as of December 31, 2013 was $569,478. As of December 31, 2013, the Company has accrued interest of $10,879 on this debt facility.

7. CONVERTIBLE NOTE PAYABLE

On December 29, 2011, the Company and CRA signed a Binding Term sheet for a convertible note facility for not less than $2,000,000 with a cash coupon of 3% per annum and a guaranteed minimum IRR of 15% at a “Liquidity Event” (the “Convertible Notes”).  The Convertible Notes were guaranteed by GGC until the execution of the shares transfer agreements, which occurred on September 26, 2013.  On January 17, 2012, the Company signed an “Instrument” covering the Convertible Notes supplementing the December 29, 2011 Binding Term sheet.  The Instrument removed the 3% per annum cash coupon and provided that the Convertible Notes could be prepaid at any time prior to a liquidity event at par, defining a Liquidity Event as “an initial public offering of the Company’s ordinary shares on a stock exchange or a Change of Control of the Company or any of its subsidiaries. A Change of Control was defined as “a change of 50.1% or more of a beneficial ownership of the legal and beneficial ownership of the Company or the relevant subsidiary except in the case of an initial public offering.” On February 19, 2012, the Company, GGC, CRA and their respective subsidiaries signed a series of additional agreements which appointed GGM as the interim manager of the business and required reimbursement of its budgeted and other cost.  In April and May 2012, notices of breach of those February 2012 agreements were issued and damages claims were asserted, then the outstanding issues were resolved in documents and resolutions executed on September 19, 2012.  On September 19, 2012, repayment of the Convertible Notes was extended to the sooner of September 19, 2013, a Public Listing, or a financing of the Company with interest payable at 4% per annum.  The joint venture was closed on October 26, 2012 with the registration of the Mego and Getik share transfer agreements.  On November 22, 2013, the Company, GGC, CRA, and other parties agreed that all outstanding GGCRL group debt including the Convertible Notes will be audited and agreed then assumed by Signature Gold as part of the merger transaction. The November 22, 2013 agreement also provided that a repayment schedule of all debt will be determined once the audit is complete.   The November 22, 2013 agreement did not trigger a 15% IRR provision because it does not constitute a Liquidity Event until the merged companies shares are publicly listed and is not a change of control since the beneficial ownership does not change by 50.1%.

On January 20, 2012, March 8, 2012, and March 28, 2012, the Company signed and approved Convertible Notes certificates each in the amount of $500,000 and totaling $1,500,000 and is carrying this as a liability, though the Company does not accept this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  The November 22, 2013 agreement which was signed both by CRA and GGCRL waives any demand on GGCRL for repayment of the notes other than through the Signature transaction and audit process.  In addition, GGCRL and the Company have received contradictory representations as to the identity of the true owner of the funds advanced from Messrs Borkowski and Premraj.  The Convertible Notes themselves also provide for equal treatment, “coinvestment” of funds paid by the Company to GGCRL (Qualifying advances under the Convertible Notes require approval by a 75% of the GGCRL board.) On September 19, 2012, the CRA representative to the GGCRL board consented to an extension for the repayment of any debt to CRA until the sooner of September 19, 2013, a public listing of GGCRL, or a financing of GGCRL.  In April 2013, the Company had indirectly received an informal notice from a purported representative of CRA alleging a default under the Convertible Notes.  On June 18, 2013, GGC and GGCRL directly received a notice from the same purported CRA representative, Joseph Borkowski. On June 25, 2013, GGC, in a written response endorsed by Mr. Premraj, refuted (without dispute) the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit GGC from recognizing Mr. Borkowski or Rasia FZE as in control of CRA. On July 1, 2013, GGC received written confirmation from a director of Consolidated Minerals Pte. Ltd. confirming that Consolidated Minerals Pte. Ltd. had funded the Convertible Notes to GGCRL, is the beneficial owner of those Notes, and reserves all legal rights to these Convertible Notes, not CRA. The owner, Mr. Premraj, and the representative of CRA, Jeffrey Marvin, signed the November 22, 2013 Merger Agreement with Signature Gold Limited which provided that repayment of the Convertible Notes and other GGCRL debt “will be audited and agreed then assumed by Signature Gold as part of this merger transaction. The assumption by Signature Gold of the audited Debt and Liabilities of the GGCRL Group is capped at US $8 million and will only occur following satisfactory audit and acceptance by Signature Gold. Following the assumption of any Debt and Liabilities of GGCRL Group by Signature Gold, each lender, vendor, creditor, and employee will have the option of converting their respective Debt and Liabilities into common shares in Signature Gold at the Issue Price. A repayment schedule of all debt remaining following any conversion elections will be determined once the audit is complete and a reasonable period, not to exceed 30 days, has been allowed for the election of conversions”. Thus, while including certain amounts claimed to have been advanced in its financial statements to be conservative, the Company has taken the position that the claims to repayment of the Notes are without merit. Refer to Subsequent Events for the dispute related to outstanding amount payable on convertible note and advance payable

8. ADVANCES PAYABLE CONSOLIDATED RESOURCES

In addition to the $1,500,000 received under the approved Convertible Notes, as describe in Note 7 above, the Company received additional advances of $394,244 which it is carrying this as a liability, though the Company reserves the right to contest this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  There is no written agreement on these Advances Payable Consolidated Resources and the Company has not accrued any interest on them accordingly. Refer Subsequent Event for the dispute related to outstanding amount payable on convertible note and advance payable

9.  Notes payable – short and long term portion consisted of the following:

	December 31, 2013	December 31, 2012

Secured line of credit, 14% per annum, due March 20, 2015	$771,796	$1,393,948
Less: current portion	(684,000)	(684,000)
Long term portion	$87,796	$709,948

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at December 31, 2013 and 2012 was $771,796 and $1,393,948, respectively.  There was no accrued interest owed as of December 31, 2013 and 2012.

10. NONCONTROLLING INTEREST IN JOINT VENTURE

Formation of joint venture

On April 27, 2011, the Company entered into a Joint Venture Agreement with CR. Pursuant to the agreement, the Company received $5,000,000 and agreed to transfer 100% interests in Mego and Getik Mining Company, LLC into the Joint Venture Company. The Company recorded this transaction in accordance with the provisions of ASC 810, “Consolidation”

Transfer of interest

On September 26, 2012, the Company conditionally transferred 100% interests in Mego and Getik Mining Company, LLC at carrying value into the joint venture in accordance with ASC 805-50-30. According to ASC 805-50-30, when accounting for a transfer of assets between entities under common control, the entity that receives the net assets shall initially measure assets and liabilities transferred at their carrying amounts at the date of transfer.

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

11. SEGMENT REPORTING BY GEOGRAPHIC AREA

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

For the fiscal years end December 31, 2013 and 2012, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	Year Ending December 31,
	2013	2012

Armenia	$2,377,500	$2,824,559
United States	43,175	578,303
	$2,420,675	$3,402,862

The following summarizes operating losses before provision for income tax:

	Year Ending December 31,
	2013	2012

Armenia	$1,943,033	$3,784,266
United States	951,082	(312,210)
	$2,894,115	$3,472,056

12. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2013 and 2012.  As of December 31, 2013 and 2012, the Company had approximately $260 and $3,900, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2013 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

13. OFFICERS' COMPENSATION AND RELATED TRANSACTIONS

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

The amount of total deferred compensation amortized for the years ended December 31, 2013 and 2012 was $186,000 and $109,406.

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2013.

Year	Amount

2014	390,000
2015	208,750
2016	-
2017	-
2019	-

On December 28, 2010, the Company’s Director and Treasurer, Drury Gallagher, made an interest free loan of $23,500 which has been repaid as of December 31, 2011.

As of December 31, 2013 and 2012, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of December 31, 2013 and 2012, one of the Company's Directors, Drury Gallagher, was owed $643,000 and $94,500, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of December 31, 2013 and 2012, the Company owes unpaid wages of approximately $830,000 and $587,000, respectively, to management including approximately $372,000 and $233,000, respectively to Mr. Van Krikorian and $271,000 and $170,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2013 and 2012, the Company had accrued interest of approximately $172,000 and 129,000, respectively. The Company has also accrued the contingent bonus payable to the management for $135,000 as of December 31, 2013.

As of December 31, 2013 and 2012, the Company had interest free loans due to employees in Armenia of approximately $240,000 and $243,000, respectively.

14. INCOME TAXES

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

At December 31, 2013, the Company had net deferred tax assets of $16,126,000. The Company has provided a valuation allowance, which increased during 2013 by $862,000 against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2013.

	2013	2012

Deferred tax assets:
Net operating loss carryforward	$15,725,000	$14,783,000
Stock option expense	481,000	481,000
Net deferred tax asset	16,206,000	15,264,000
Valuation allowance	(16,206,000)	(15,264,000)
	$-	$-

The provision for income taxes for year ended December 31, 2013 and 2012 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

	2013	2012

Income tax benefit computed at statutory rate	$825,000	$1,018,000
State tax benefit (net of federal)	117,000	146,000
Permanent differences (book stock comp versus tax stock comp)	-	(146,000)
Increase in valuation allowance	(942,000)	(1,018,000)
Provision for income taxes	$-	$-

The Company had net operating loss carry forwards for tax purposes of approximately $36,959,000 at December 31, 2013 expiring at various dates from 2015 to 2032. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

15. COMMON STOCK

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

On August 1, 2012, the Company issued 300,000 restricted shares of the Company’s Common Stock at $0.15 per share to an employee as Stock Compensation. These shares were recorded at fair market value on date of issuance for $45,000 and are being amortized over the employment period.

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

In 2013, the Company issued 50,000 restricted shares of the Company’s Common Stock at $0.10 per from the exercise of warrants.

16. WARRANTS AND OPTIONS

On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and will expire on June 15, 2016. On June 15, 2006, the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman.  On January 11, 2007, the Company issued as directors fees to each of the five directors (Nicholas J. Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, and Van Z. Krikorian) stock options to purchase 100,000 shares of Common Stock of the Company each at $0.86 per share.  On June 15, 2007, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.83 per share, to the Chief Financial Officer, Jan Dulman.  On April 8, 2008, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.45 per share.  On May 18, 2009, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.20 per share. On May 18, 2009, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 166,667 shares of common stock of the Company at $0.20 per share vesting on November 18, 2009.

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

There were no options granted in 2013 and 2012.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2013 and 2012, respectively.

	WARRANTS		OPTIONS		STOCK AWARDS
	Shares Underlying Warrants	Weighted Average Exercise Price	Shares Underlying Warrants	Weighted Average Exercise Price	Restricted Stock Awards	Weighted Average Market Price

Outstanding at December 31, 2011	1,650,000	$0.10	2,994,167	$0.61	7,810,501	$0.67
Granted	-	-	-	-	2,737,500	0.19
Canceled	-	-	(40,000)	0.25	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-
Outstanding at December 31, 2012	1,650,000	$0.10	2,954,167	$0.52	10,548,001	$0.55
Granted	-	-	-	-	680,000	0.11
Canceled	(1,600,000)	0.10		-	-	-
Exercised	(50,000)	0.10	-	-	-	-
Sold in units	-	-	-	-	-	-
Outstanding at December 31, 2013	-	$-	2,954,167	$0.52	11,228,001	$0.52
Vested shares and fair value	-	$-	2,954,167	$0.52	10,196,751	$0.55

In the twelve months ended December 31, 2013 and 2012, there were no options exercised.  Pursuant to the decision of the non-interested members of the Board of Directors on October 19, 2010, the Company has amended the outstanding warrant strike price per share from $0.15 to $0.10.  These warrants were part of a capital raise and were never compensatory in nature; no expense was recorded as a result of the modification.  In the twelve months ended December 31, 2013, there were 50,000 warrants exercised and 1,600,000 warrants that expired and in the twelve months ended December 31, 2011, there were no warrants exercised or canceled.  The following is additional information with respect to the Company's options and warrants as of December 31, 2013.

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE
Average Exercise Price	Number of Outstanding Shares Underlying Warrants	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Exercisable Shares Underlying Warrants	Weighted Average Exercise Price

$-	-	-	$-	-	$-

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
Average Exercise Price	Number of Outstanding Shares Underlying Options	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Exercisable Shares Underlying Options	Weighted Average Exercise Price

$0.63	2,954,167	4.64	$0.52	2,954,167	$0.52

The intrinsic value of warrants and options exercisable at December 31, 2013 is $0. The intrinsic value of warrants and options outstanding at December 31, 2012 is $98,250.

17. AGREEMENTS AND COMMITMENTS

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

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of December 31, 2013 and 2012.

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

Key terms included that Caldera would own 55% of the shares of a newly created joint venture company, become the operator of the project, and be responsible for all expenses.  To maintain its 55% interest, Caldera was obligated to spend up to US$ 3,000,000 on the Property, and issue 500,000 shares of Caldera to the Company.  The joint venture board would have two Caldera representatives and one Global Gold representative.  However, certain actions including adoption of the annual operating and capital budgets require unanimous consent.  Should Caldera not perform in accordance with the terms of the Marjan JV, then Global Gold would have 100% interest of the Marjan JV transferred back and Caldera will receive a Net Smelter Royalty (“ NSR “) on the Marjan property equal to .5% for each tranche of US$ 1,000,000 up to a maximum NSR of 3% without any prorating.

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

Key terms included that Global Gold will retain 51% of the shares of GGCR, which will be a subsidiary of the Company, per the terms of the April 27, 2011 Joint Venture Agreement as approved and described above.  The Board of Directors of GGCR Mining would be comprised of Van Krikorian, from GGC,  Premraj, from CRA, and three non-executive independent directors to be selected in the future.   Pending the closing, if any, GGM was designated as the manager of the Toukhmanuk and Getik properties, with reasonable costs incurred by GGM with respect thereto being passed through to GGCRL and GGCR Mining, as applicable, for reimbursement.  The April 26, 2012 deadline set in the April 2011 JV Agreement to close the transaction passed without a closing for several reasons, as previously reported, clarification and settlement efforts followed.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”, below.

Rent Agreements

The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less than one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.   The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs.Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.  On April 1, 2011, the Company moved its corporate headquarters from Greenwich, CT to 555 Theodore Fremd Avenue, Rye, NY 10580.  The new lease is for five years and had annual costs of; $63,045 in year 1, $64,212 in year 2, $65,380 in year 3, $66,547 in year 4, and $67,715 in year 5.

18. LEGAL PROCEEDINGS

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260).   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case, and the Company is currently reviewing its legal options.   The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The case is currently on appeal at the United States Court of Appeals for the Second Circuit in New York.

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

Marjan Related

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

The Partial Award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non-appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.  The amounts paid to Global by Caldera total $150,000 and is included in the Company’s accounts payable, although they are disputed and offset by damages and other amounts due by Caldera to the Company.

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

The Company has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  The Company is also taking legal action to protect its rights in an adjacent territory indentified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person.

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

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.   As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $153,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $63,000 as of December 31, 2013 and the Company has deposited approximately $25,000 at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

19. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2013 through the date of this filing.

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable .   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.    A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA. The Jersey legal action is considered to be a nuisance, not based in law or fact, and designed only to extract extra legal advantages against the Company. Although the court could only provide a one hour hearing on April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

The Signature merger was not completed due to the non-timely and lack of relevant shareholder, board, and regulatory approvals as well as applicable third party consents. Shareholder consents were also contingent upon an audit of GGCRL, which CRA frustrated. Additional fraud concerns also arose with respect to CRA and its principals which precluded proceeding. On Friday April 11, 2014, Signature Gold transmitted confirmation that the merger agreement closing date had passed, and the Company has confirmed that understanding.

On February 10, 2014, Amarant, Alluvia, and Mr. Ulander reported for the first time that the mining concessions in Valdivia, Chile underlying the December 2011 sale to Conventus and Amarant had been lost. On February 18, 2014, the Company submitted an adjusted damages claim in the ongoing arbitration since the admitted loss of the concessions violated additional contract terms and created substantial additional damage to the Company.

On February 12, 2014 the International Center for Dispute Resolution confirmed his prior worldwide order: (1) requiring payment of $2,512,312 as a liquidated principal debt plus 12% interest and excluding any additional damages, attorney fees, and costs; (2)enjoining Alluvia and Amarant from assigning or alienating any assets or performing or entering transactions which would have the effect of alienating its respective assets pending payment in full to Global Gold; and (3) to produce records, bank statements, all relevant financial information.

On March 5, 2014, the parties reached a revised settlement agreement to pay the Company starting March 12, 2014 and suspend the arbitration. No party on the Amarant and Alluvia side made such payments, and the arbitration is continuing on the Company’s additional damages claims as well as on violations of the prior orders.

The Company has received notice that the phase of its arbitration to decide damages against Caldera Resources will continue starting in April 2014.