Form 10-Q
period 2014-03-31
GLOBAL GOLD CORP
filed 2014-05-20
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 19, 2014 there were 87,832,975 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and as of December 31, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and 2013 and for the exploration stage period from January 1, 1995 (inception) through March 31, 2014	4

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and for the exploration stage period from January 1, 1995 (inception) through March 31, 2014	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,686	$26,349
Inventories	557,366	558,523
Tax refunds receivable	92,761	92,761
Receivable from sale, net of impairment of $1,282,398	-	-
Other current assets	77,057	26,201
TOTAL CURRENT ASSETS	729,870	703,834

LICENSES, net of accumulated amortization of $2,812,181 and $2,737,603, respectively	397,755	472,333
DEPOSITS ON CONTRACTS AND EQUIPMENT	367,297	345,228
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $3,084,860 and $3,108,281, respectively	848,525	899,280

	$2,343,447	$2,420,675

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,315,987	$4,225,198
Wages payable	1,493,700	1,367,149
Employee loans	206,829	240,684
Advance from customer	87,020	87,020
Secured line of credit - short term portion	605,547	684,000
Current portion of mine owners debt facilities	853,501	569,478
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	1,200,127	647,127
TOTAL CURRENT LIABILITIES	10,656,955	9,714,900

SECURED LINE OF CREDIT - LONG TERM PORTION	-	87,796

TOTAL LIABILITIES	10,656,955	9,802,696

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 87,272,975 at March 31, 2014 and December 31, 2013, shares issued and outstanding	87,273	87,273
Additional paid-in-capital	44,754,534	44,711,003
Accumulated deficit prior to exploration stage	(2,907,648)	(2,907,648)
Deficit accumulated during the exploration stage	(49,959,040)	(49,482,625)
Accumulated other comprehensive income	1,380,235	1,530,976

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(6,644,646)	(6,061,021)

NONCONTROLLING INTEREST	(1,668,862)	(1,321,000)

TOTAL DEFICIT	(8,313,508)	(7,382,021)

TOTAL LIABILITIES AND DEFICIT	$2,343,447	$2,420,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended		Cumulative amount from January 1, 1995 through
	March 31, 2014	March 31, 2013	March 31, 2014

REVENUES	$-	$-	$632,854

COST OF GOODS SOLD	-	-	224,247

GROSS PROFIT	-	-	408,607

OPERATING EXPENSES:
General and administrative	386,640	320,574	31,484,837
Mining and exploration costs	109,534	-	17,680,587
Amortization and depreciation	105,329	119,861	6,994,665
Write-off on investment	-	-	176,605
Bad debt expense	-	-	151,250

TOTAL OPERATING EXPENSES	601,503	440,435	56,487,944

Operating Loss	(601,503)	(440,435)	(56,079,337)

OTHER (INCOME) EXPENSES:
Gain on sale of investment, net	-	(237,931)	(5,409,384)
Gain from investment in joint ventures	-	-	(2,373,701)
Loss on foreign exchange	-	-	193,852
Gain on extinguishment of debt	-	-	(289,766)
Interest expense	77,945	56,630	2,766,499
Interest income	-	(27)	(365,266)

Total Other Expenses (Income)	77,945	(181,327)	(5,477,766)

Loss from Continuing Operations	(679,448)	(259,107)	(50,601,572)
			`
Discontinued Operations:
Loss from discontinued operations	-	-	386,413
Loss on disposal of discontinued operations	-	-	237,808

Net Loss	(679,448)	(259,107)	(51,225,793)
Less: Net loss applicable to noncontrolling interest	(203,033)	(79,758)	(1,266,753)
Net loss applicable to Global Gold Corporation Common Shareholders	(476,415)	(179,349)	(49,959,040)

Foreign currency translation adjustment	(295,570)	146,713	2,078,325
Unrealized gain on investments	-	-	353,475

Comprehensive Net Loss	(771,985)	(32,636)	(47,527,240)
Less: Comprehensive net loss applicable to noncontrolling interest	144,829	-	(1,051,567)
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(627,156)	$(32,636)	$(48,578,807)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	87,272,975	86,542,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended		Cumulative amount from January 1, 1995 through
	March 31, 2014	March 31, 2013	March 31, 2014
OPERATING ACTIVITIES:
Net loss	$(679,448)	$(259,107)	$(51,225,793)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	43,531	46,500	4,243,656
Stock option expense	-	-	1,201,951
Amortization expense	74,579	74,579	3,578,384
Depreciation expense	30,750	45,282	3,642,189
Stock based compensation	-	-	560,013
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in operating assets and liabilities:
Other current and non current assets	(71,768)	304,129	(1,324,800)
Accounts payable and accrued expenses	5,697	(421,957)	4,817,595
Accrued interest	51,237	9,482	1,249,269
Wages payable	126,551	(61,892)	1,493,700

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(418,871)	(262,984)	(36,387,865)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(4,994,362)
Proceeds from sale of mining interest	-	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	-	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH FLOW PROVIDED BY INVESTING ACTIVITIES	-	-	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(166,249)	(149,489)	(2,604,636)
Proceeds from mine owners debt facilities	284,023	-	853,501
Proceeds from convertible note payable	-	20,000	1,500,000
Proceeds from advances payable	-	-	394,244
Proceeds from note payable to Directors	553,000	138,000	5,571,702
Warrants exercised	-	-	2,637,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	670,774	8,511	29,758,559

EFFECT OF EXCHANGE RATE ON CASH	(275,566)	258,791	3,535,444

NET (DECREASE) INCREASE IN CASH	(23,663)	4,318	(8,666)

CASH AND CASH EQUIVALENTS - beginning of period	26,349	3,391	11,352

CASH AND CASH EQUIVALENTS - end of period	$2,686	$7,709	$2,686

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$24,919	$45,595	$812,497

Noncash Investing and Financing Transactions:

Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION

 (An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2014

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through March 31, 2014.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2013 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2014. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company, an exploration stage company, has generated revenues of $632,854 and incurred operating losses of approximately $49,960,000. Also as of March 31, 2014, the Company has working capital deficit (current liabilities exceed current assets) of approximately $9,927,000 and stockholder deficit applicable to Global Gold Corporation of approximately $6,645,000. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements at March 31, 2014 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Global Gold is currently in the exploration stage. It is engaged in exploration for, as well as development and mining of gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 20 people globally on a year round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations is expected to reduce the number of employees directly employed by the Company on a seasonal basis.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2014 and December 31, 2013.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2014 and December 31, 2013, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

 Inventories - Inventories consists of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Ore	$452,463	$452,463
Concentrate	11,342	11,342
Materials, supplies and other	93,561	94,718
Total Inventories	$557,366	$558,523

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at March 31, 2014 and 2013 was 2,954,167 and 4,604,167, respectively.

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

For the three months ended March 31, 2014 and 2013, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $43,531 and $46,500, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the three months ended March 31, 2014 and 2013.

	Three Months Ending March 31,
	2014	2013
Net loss applicable to Global Gold Corporation Common Shareholders	$(476,415)	$(179,349)
Foreign currency translation adjustment	$(150,741)	$146,713
Comprehensive loss	$(627,156)	$(32,636)

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

Foreign Currency Translation - The Company’s reporting currency is the U.S. Dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830 “Foreign Currency Matters” and the related rate fluctuation on transactions is included the unaudited condensed consolidated statements of operations.

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2014 and 2013, the exchange rate for the Armenian Dram (AMD) was $413 AMD and $418 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  During the three months ended March 31, 2014 and 2013, amortization expense totaled $74,579.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of March 31, 2014 and December 31, 2013.

It is possible that, due to uncertainties associated with defining the nature and extent of environmental contamination and the application of laws and regulations by regulatory authorities and changes in reclamation or remediation technology, the ultimate cost of reclamation and remediation could change in the future.

Noncontrolling Interests - Noncontrolling interests in our subsidiaries are recorded in accordance with the provisions of ASC 810, “Consolidation” and are reported as a component of equity, separate from the parent company’s equity.  Purchase or sale of equity interests that do not result in a change of control are accounted for as equity transactions.  Results of operations attributable to the non-controlling interests are included in our consolidated results of operations and, upon loss of control, the interest sold, as well as interest retained, if any, will be reported at fair value with any gain or loss recognized in earnings.

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company did not recognize any revenue for the three months ended March 31, 2014 and 2013 from sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the three months ended March 31, 2014 and 2013.

Reclassification

Certain reclassifications have been made to conform the prior period data to the current presentation. These reclassifications had no effect on reported net loss.

New Accounting Standards:

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013

Property, plant and equipment	$3,611,381	$3,685,557
Computer	109,024	109,024
Office equipment	20,739	20,739
Vehicles	192,241	192,241
Total	3,933,385	4,007,561
Less: accumulated depreciation	(3,084,860)	(3,108,281)
	$848,525	$899,280

The Company had depreciation expense for the three months ended March 31, 2014 and 2013 of $30,750 and $45,282, respectively.

4. RECEIVABLE FROM SALE

As of March 31, 2014 and December 31, 2013, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $1,282,398 and $1,282,398, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV, which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.   The total amount due to the Company as per the Partial Final Award in favor of the Company as of March 31, 2014 was $2,512,312 as a liquidated principal debt plus accrued interest of approximately $189,270 calculated at 12% interest. The Company did not receive the $1,000,000 due on December 15, 2011.  From April 1, 2012 through September 30, 2012, the Company was promised additional compensation from Amarant and its principal, Mr. Johan Ulander, of additional compensation in exchange for concessions given to Amarant and its principal, Mr. Johan Ulander, as more fully described below.  The Company wrote down principal amounts of $1,282,398 and $1,282,398 as of March 31, 2014 and December 31, 2013, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of March 31, 2014, the conditions have not been met by any of Amarant or Mr. Ulander. See Subsequent Events for an update.

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

Key terms of the Amendment include: Amarant agrees that it shall pay the Company the following amounts by the close of business Central European Time (“CET”) on the indicated dates: (i) $200,000 on November 29, 2012; (ii) $150,000 on or before November 30, 2012, (iii) $450,000 on or before December 6, 2012; (iv) $700,000 on or before December 17, 2012 and; (v) $1,775,000 on or before December 28, 2012. With respect to the payments in (iii), (iv) and (v) as the largest shareholder of Alluvia Mining Ltd. (“Alluvia”), Amarant guarantees that 50% of all funds raised by Alluvia shall be paid to the Company until such payments are satisfied in full. As further consideration and in satisfaction of any and all alleged damages resulting from of Amarant’s failure to perform any obligation prior hereto, Amarant agrees to transfer to the Company One Million (1,000,000) ordinary shares of Alluvia held by Amarant, within 15 days of a fully executed lock-up agreement whereby the Company will be restricted from transferring any of such shares for a period of 6 months from the date of transfer. The Parties agree to act in good faith to prepare and agree on the terms of the lock-up agreement within 5 business days from the date hereof. Lastly, in the event that Amarant fails to make any payments hereunder on a timely basis, it hereby confesses to an arbitral award as to the unpaid amounts and the parties authorize the entry of such an arbitral award pursuant to the American Arbitration Association arbitration clauses previously agreed; this confession of arbitral award is verified by the undersigned who have personal knowledge of the facts and affirm that they are for just debts arising from the sale of property, and this confession is signed by each of the undersigned under oath that the terms are true to the best of their knowledge. The parties further agree to execute and deliver any other documents which may be necessary to effectuate this confession and authorization of arbitral award within 48 hours of a request by the other party or the arbitrator.  The Amendment had a confidentiality provision which is no longer operational.  The Amendment also provided that subject to Amarant’s performance of the payment obligations, the Company would waive rights to object to Amarant’s transfer of the property to Alluvia; however, Amarant did not meet its payment obligations.  The Amendment further provided that the Company would extend the time for Amarant to effect certain name changes until March 31, 2013 with Amarant’s performance of the payment obligations, but Amarant failed to meet its payment obligations.  The Company has received the 1,000,000 shares of Alluvia which are restricted for 6 months, until May 28, 2013.  No value has been recorded for these shares for the following reasons; a) there is currently no active trading market to value the shares, b) we do not have access to the financials of Alluvia to aid in calculating a value, and c) the shares received present a small minority ownership of Alluvia.  Amarant and Alluvia remain in default of certain material provisions of the agreements with the Company. See Exhibit 10.60.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2014 and December 31, 2013, the accounts payable and accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
Drilling work payable	$101,227	$103,189
Accounts payable	3,903,928	3,862,124
Interest Payable	310,832	259,885
	$4,315,987	$4,225,198

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. The Company and GGC have signed as a Guarantor on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has begun mobilization to restart production. The balance due on the debt facilities as of March 31, 2014 and December 31, 2013 was $853,501 and $569,478, respectively. As of March 31, 2014 and December 31, 2013, the Company has accrued interest of $24,728 and $10,879, respectively, on this debt facility.

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

On January 20, 2012, March 8, 2012, and March 28, 2012, the Company signed and approved Convertible Notes certificates each in the amount of $500,000 and totaling $1,500,000 and is carrying this as a liability, though the Company does not accept this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  The November 22, 2013 agreement which was signed both by CRA and GGCRL waives any demand on GGCRL for repayment of the notes other than through the Signature transaction and audit process.  In addition, GGCRL and the Company have received contradictory representations as to the identity of the true owner of the funds advanced from Messrs Borkowski and Premraj.  The Convertible Notes themselves also provide for equal treatment, “coinvestment” of funds paid by the Company to GGCRL (Qualifying advances under the Convertible Notes require approval by a 75% of the GGCRL board.) On September 19, 2012, the CRA representative to the GGCRL board consented to an extension for the repayment of any debt to CRA until the sooner of September 19, 2013, a public listing of GGCRL, or a financing of GGCRL.  In April 2013, the Company had indirectly received an informal notice from a purported representative of CRA alleging a default under the Convertible Notes.  On June 18, 2013, GGC and GGCRL directly received a notice from the same purported CRA representative, Joseph Borkowski. On June 25, 2013, GGC, in a written response endorsed by Mr. Premraj, refuted (without dispute) the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit GGC from recognizing Mr. Borkowski or Rasia FZE as in control of CRA. On July 1, 2013, GGC received written confirmation from a director of Consolidated Minerals Pte. Ltd. confirming that Consolidated Minerals Pte. Ltd. had funded the Convertible Notes to GGCRL, is the beneficial owner of those Notes, and reserves all legal rights to these Convertible Notes, not CRA. The owner, Mr. Premraj, and the representative of CRA, Jeffrey Marvin, signed the November 22, 2013 Merger Agreement with Signature Gold Limited which provided that repayment of the Convertible Notes and other GGCRL debt “will be audited and agreed then assumed by Signature Gold as part of this merger transaction. The assumption by Signature Gold of the audited Debt and Liabilities of the GGCRL Group is capped at US $8 million and will only occur following satisfactory audit and acceptance by Signature Gold. Following the assumption of any Debt and Liabilities of GGCRL Group by Signature Gold, each lender, vendor, creditor, and employee will have the option of converting their respective Debt and Liabilities into common shares in Signature Gold at the Issue Price. A repayment schedule of all debt remaining following any conversion elections will be determined once the audit is complete and a reasonable period, not to exceed 30 days, has been allowed for the election of conversions”. Thus, while including certain amounts claimed to have been advanced in its financial statements to be conservative, the Company has taken the position that the claims to repayment of the Notes are without merit. Refer to Legal Proceedings for the dispute related to outstanding amount payable on convertible note and advance payable.

8. ADVANCES PAYABLE CONSOLIDATED RESOURCES

In addition to the $1,500,000 received under the approved Convertible Notes, as describe in Note 7 above, the Company received additional advances of $394,244 which it is carrying this as a liability, though the Company reserves the right to contest this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  There is no written agreement on these Advances Payable Consolidated Resources and the Company has not accrued any interest on them accordingly. See Legal Proceedings for the dispute related to outstanding amount payable on convertible note and advance payable.

9.  NOTES PAYABLE – short and long term portion consisted of the following:

	March 31, 2014	December 31, 2013

Secured line of credit, 14% per annum, due March 20, 2015	$605,547	$771,796
Less: current portion	(605,547)	(684,000)
Long term portion	$-	$87,796

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at March 31, 2014 and December 31, 2013 was $605,547 and $771,796, respectively.  There was no accrued interest owed as of March 31, 2014 and December 31, 2013.

10. NONCONTROLLING INTEREST IN JOINT VENTURE

Formation of joint venture

On April 27, 2011, the Company entered into a Joint Venture Agreement with CR. Pursuant to the agreement, the Company received $5,000,000 and agreed to transfer 100% interests in Mego and Getik Mining Company, LLC into the Joint Venture Company. The Company recorded this transaction in accordance with the provisions of ASC 810, “Consolidation.”

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

Recognize and measure noncontrolling interest

Changes in a parent’s ownership interest while retaining its controlling financial interest are accounted for as an equity transaction. The carrying amount of the noncontrolling interest is adjusted to reflect the change in its ownership interest in the subsidiary. The difference between the fair value of the consideration received and the amount by which the noncontrolling interest is adjusted is recognized as equity attributable to the parent. Further, the carrying amount of the accumulated other comprehensive income is adjusted to reflect the change in the ownership interest in the subsidiary through a corresponding charge to equity attributable to the parent.

The following table summarizes the changes in Non-Controlling Interest for the three months ended March 31, 2014.

Balance, December 31, 2013	$(1,321,000)

Net loss attributable to the non-controlling interest	(203,033)
Foreign currency translation loss	(144,829)
Balance, March 31, 2104	$(1,668,862)

11. SEGMENT REPORTING BY GEOGRAPHIC AREA

The Company sells its products primarily to one customer in Europe. The Company performs ongoing credit evaluations on its customers and generally does not require collateral. The Company operates in a single industry segment, production of gold and other precious metals including royalties from other non-affiliated companies production of gold and other precious metals.

For the three months ending March 31, 2014 and 2013, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

Assets table:
	March 31, 2014	December 31, 2013
Armenia	$2,300,272	$2,377,500
United States	43,175	43,175
	$2,343,447	$2,420,675

The following summarizes operating losses before provision for income tax:

Net Loss table:
	March 31, 2014	March 31, 2013
Armenia	$343,637	$257,749
United States	335,811	1,358
	$679,448	$259,107

12. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2014 and December 31, 2013.  As of March 31, 2014 and December 31, 2013, the Company had approximately $680 and $260, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2014 and as of the date of this filing.

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

The amount of total deferred compensation amortized for the three months ended March 31, 2014 and 2013 was $43,531 and $46,500.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of March 31, 2014, the Company accrued interest of $8,384.

As of March 31, 2014 and December 31, 2013, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of March 31, 2014 and December 31, 2013, one of the Company's Directors, Drury Gallagher, was owed $696,000 and $643,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of March 31, 2014 and December 31, 2013, the Company owes unpaid wages of approximately $925,000 and $830,000, respectively, to management including approximately $428,000 and $372,000, respectively to Mr. Van Krikorian and $312,000 and $271,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of March 31, 2014 and December 31, 2013, the Company had accrued interest of approximately $186,000 and $172,000, respectively. The Company has also accrued the contingent bonus payable to the management for $135,000 as of March 31, 2014 and December 31, 2013.

As of March 31, 2014 and December 31, 2013, the Company had interest free loans due to employees in Armenia of approximately $207,000 and $240,000, respectively.

14. AGREEMENTS AND COMMITMENTS

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

Subsequent to the arbitral award, Amarant and Alluvia announced on the Amarant website that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts.  The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing.  In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdevia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.”   Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments have been made and the parties have not reached a definitive agreement.  There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral award to the full extent.  See Subsequent Events for an update.

Industrial Minerals/Linne/Jacero Agreements

March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of March 31, 2014 and December 31, 2013

Key terms include; that Mego provides IM with an exclusive off-take agreement for its gold and silver concentrate in Armenia through December 31, 2012; for 2009 and until February 25, 2010, the price IM paid Mego for gold and silver concentrate was calculated based on 85% of the London AM/PM Gold Fixation and London Silver Spot (“London Rates”), until Mego delivers 2,250 metric tons of concentrate the 85% is reduced to 80%, after 2,250 metric tons have been delivered the price will revert to 85% of London Rates; Mego provides IM with a security interest in its current ore stockpile in Armenia; and the Company provides for a corporate guarantee for repayment of the Advance.

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

As of March 31, 2014, Viking and CREO failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

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

The Signature merger was not completed due to the non-timely and lack of relevant shareholder, board, and regulatory approvals as well as applicable third party consents. Shareholder consents were also contingent upon an audit of GGCRL, which CRA frustrated. Additional fraud concerns also arose with respect to CRA and its principals which precluded proceeding. On April 11, 2014, Signature Gold transmitted confirmation that the merger agreement closing date had passed, and the Company has confirmed that understanding.

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

See Legal Proceedings, below.

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

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.    A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. Although the court could only provide a one hour hearing on April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

See Legal Proceedings, below.

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

15. LEGAL PROCEEDINGS

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.    A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.   The arbitration is open with respect to the Company’s damages claims against Caldera.

In a final, non-appealable decision issued and effective February 8, 2012, the Armenian Court of Cassation affirmed the July 29, 2011 Armenian trial court and December 12, 2012 Court of Appeals decisions which ruled that Caldera's registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with GGM.  The official versions of the Armenian Court decisions are available through http://www.datalex.am / , with English translations available on the Company’s website.

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

The Partial Award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non- appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.  The amounts paid to Global by Caldera total $150,000 and is included in the Company’s accounts payable, although they are disputed and offset by damages and other amounts due by Caldera to the Company.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $210,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $63,000 as of March 31, 2014 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

16. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of March 31, 2014 through the date of the financial statements were available to be issued.

The arbitration phase to decide damages against Caldera Resources commenced in April 2014.

In April 2014, the Company received interest free loans from Drury Gallagher, one of the Company's directors, in the amount of $180,000.

On May 16, 2014, the Company issued as directors’ fees to each of the six directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, Lester Caesar and Van Z. Krikorian) 50,000 restricted shares of the Company’s Common Stock at $0.11 per share for a total value of $33,000.  The shares were issued pursuant to the Board’s April 16, 2014 decision from which date the shares were valued.

On May 16, 2014, the Company declared a stock bonus to employees in Armenia 260,000 restricted shares of the Company’s Common Stock at $0.11 per share for a total value of $28,600. The shares were issued pursuant to the Board’s April 16, 2014 decision from which date the shares were valued.

Effective May 12, 2014 and entered as an international arbitral award on May 15, 2014, the Company amicably settled its dispute with Amarant Mining, Ltd. and Alluvia Mining Ltd. The International Centre for Settlement for Dispute Resolution will retain jurisdiction to monitor compliance with the settlement and award.

In May 2014, the Company approved a drawdown from the Linne Mining facility for capital expenditure and working capital to implement the 2014 mining plan at Toukhmanuk.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2014 AND THREE MONTHS ENDED MARCH 31, 2013

During the three month period ended March 31, 2014 and 2013 the Company did not have any sales.

During the three month period ended March 31, 2014, the Company's administrative and other expenses were $386,640 which represented an increase of $66,066 from $320,574 in the same period last year. The expense increase was primarily attributable to increased legal expenses of $63,245.

During the three month period ended March 31, 2014, the Company's has mine exploration costs of $109,534 which represented an increase of $109,543 from $0 in the same period last year.  The expense increase was attributable to the increased activity at the Toukhmanuk Property of $109,543.

During the three month period ended March 31, 2014, the Company's amortization and depreciation expenses were $105,329 which represented a decrease of $14,532 from $119,861 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $14,532.

During the three month period ended March 31, 2014, the Company had interest expense of $77,945 which represented an increase of $21,315 from $56,630 in the same period last year.  The expense increase was attributable to a decrease in interest expense of $20,676 on a secured line of credit due principal payments made offset by an increase of interest expense of $4,757 on wages payable, an increase of $13,849 on mine owners debt facilities, an increase of $14,795 on convertible note payable and an increase of $8,354 on note payable to Directors.

During the three month period ended March 31, 2014 and 2013, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.

The Company did not have any interest income in the three month period ending March 31, 2014 which represented a decrease of $27 from $27 from the same period last year.   The decrease is attributable to lower average cash balances in the Armenia bank accounts.

Deposits on contracts and equipment increased by $22,069 at March 31, 2014 from $345,228 due to new contract deposits.

Current liabilities increased by $942,055 as of March 31, 2104 due to increases in accounts payable of $90,789, wages payable of $126,551, mine owners debt facility of $284,023, and note payable to directors of $553,000 offset by a decrease in employee loans of $33,855 and secured line of credit – short term portion of $78,453.  Secured line of credit – long term portion was $0 as of March 31, 2014 which decreased by $87,796 from $87,796 as of December 31, 2013 due to loan repayments and all amounts due are considered short term at March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, the Company's total assets were $2,343,447, of which $2,686 consisted of cash or cash equivalents.

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

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

New Accounting Standards

Please see Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements in this quarterly report concerning new accounting standards.

Inflation

We believe that inflation has not had, and is not expected to have, a material effect on our operations.

Climate Change

We believe that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $452,463 and $11,342 as of March 31, 2014 and December 31, 2013, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2014 and December 31, 2013.  As of March 31, 2014 and December 31, 2013, the Company had approximately $680 and $260, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2014 and as of the date of this filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.    A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.   The arbitration is open with respect to the Company’s damages claims against Caldera.

In a final, non-appealable decision issued and effective February 8, 2012, the Armenian Court of Cassation affirmed the July 29, 2011 Armenian trial court and December 12, 2012 Court of Appeals decisions which ruled that Caldera's registration and assumption of control through unilateral charter changes of the Marjan Mine and Marjan Mining Company, LLC were illegal and that ownership rests fully with GGM.  The official versions of the Armenian Court decisions are available through http://www.datalex.am / , with English translations available on the Company’s website.

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

The Partial Award orders reversion of the Marjan property to Global, return of amounts paid to Global by Caldera returned as the JV Agreement did not go into effect, an Net Smelter Royalty to Caldera of 0.5% for each tranche of $1 million actually spent on the property, and further proceedings on Global’s claims for damages with additional hearings currently set to begin July 11, 2012.  As previously reported, Global’s records establish that Caldera did not spend $1 million on the Marjan property.  Additionally, tax returns filed by Caldera in Armenia report less than $400,000 spent on the property.  The parties' arbitration agreement further provides that the award “shall be final and non- appealable” and for the award of attorney fees, arbitrator’s fees, and other costs.  In accordance with the Arbitrator's order and the JV agreement, Global Gold has filed to confirm the Partial Final Award in Federal Court.  Caldera is opposing the confirmation.  The amounts paid to Global by Caldera total $150,000 and is included in the Company’s accounts payable, although they are disputed and offset by damages and other amounts due by Caldera to the Company.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $210,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $63,000 as of March 31, 2014 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of  March 31, 2014 and as of December 31, 2013; Statements of Operations and Comprehensive Loss for the three months ended March 31, 2014 and March 31, 2013, and for the exploration stage period from January 1, 1995 through March 31, 2014, and Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013, and for the exploration stage period from January 1, 1995 through March 31, 2014 and the Exhibits which are listed on the Exhibit Index

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

GLOBAL GOLD CORPORATION

Date: May 20, 2014	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)