Form 10-Q
period 2014-06-30
GLOBAL GOLD CORP
filed 2014-08-19
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 18, 2014 there were 87,882,975 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and as of December 31, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2014 and 2013 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 and for the exploration stage period from January 1, 1995 (inception) through June 30, 2014 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	36

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,672	$26,349
Inventories	558,729	558,523
Tax refunds receivable	92,761	92,761
Receivable from sale, net of impairment of $16,868,570 and $1,282,398 respectively	-	-
Other current assets	79,963	26,201
TOTAL CURRENT ASSETS	733,125	703,834

LICENSES, net of accumulated amortization of $2,886,760 and $2,737,603, respectively	323,176	472,333
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,085,439	345,228
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $3,151,932 and $3,108,281, respectively	833,463	899,280

	$2,975,203	$2,420,675

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,548,089	$4,225,198
Wages payable	1,767,383	1,367,149
Employee loans	209,529	240,684
Advance from customer	87,020	87,020
Secured line of credit - short term portion	460,089	684,000
Current portion of mine owners debt facilities	1,844,207	569,478
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	1,412,127	647,127
TOTAL CURRENT LIABILITIES	12,222,688	9,714,900

SECURED LINE OF CREDIT - LONG TERM PORTION	-	87,796

TOTAL LIABILITIES	12,222,688	9,802,696

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 87,882,975 and 87,272,975 at June 30, 2014 and December 31, 2013, respectively, shares issued and outstanding	87,883	87,273
Additional paid-in-capital	44,859,055	44,711,003
Accumulated deficit prior to exploration stage	(2,907,648)	(2,907,648)
Deficit accumulated during the exploration stage	(50,893,091)	(49,482,625)
Accumulated other comprehensive income	1,422,889	1,530,976

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(7,430,911)	(6,061,021)

NONCONTROLLING INTEREST	(1,816,573)	(1,321,000)

TOTAL DEFICIT	(9,247,484)	(7,382,021)

TOTAL LIABILITIES AND DEFICIT	$2,975,203	$2,420,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

					Cumulative amount
					from
	Three Months Ended		Six Months Ended		January 1, 1995
	June 30,		June 30,		through
	2014	2013	2014	2013	June 30, 2014

REVENUES	$-	$-	$-	$-	$632,854

COST OF GOODS SOLD	-	-	-	-	224,247

GROSS PROFIT	-	-	-	-	408,607

OPERATING EXPENSES:
General and administrative	824,197	749,021	1,210,837	1,069,595	32,309,034
Mining and exploration costs	100,922	-	210,456	-	17,781,509
Amortization and depreciation	105,102	118,526	210,431	238,387	7,099,767
Write-off on investment	-	-	-	-	176,605
Bad debt expense	-	-	-	-	151,250

TOTAL OPERATING EXPENSES	1,030,221	867,547	1,631,724	1,307,982	57,518,165

Operating Loss	(1,030,221)	(867,547)	(1,631,724)	(1,307,982)	(57,109,558)

OTHER (INCOME) EXPENSES:
Gain on sale of investment, net	-	(296,947)	-	(534,878)	(5,409,384)
Gain from investment in joint ventures	-	-	-	-	(2,373,701)
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest expense	92,523	52,978	170,468	109,608	2,859,022
Interest income	-	(37)	-	(64)	(365,266)

Total Other Expenses (Income)	92,523	(244,006)	170,468	(425,334)	(5,385,243)

Loss from Continuing Operations	(1,122,743)	(623,541)	(1,802,191)	(882,648)	(51,724,315)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss	(1,122,743)	(623,541)	(1,802,191)	(882,648)	(52,348,536)
Less: Net loss applicable to noncontrolling interest	(188,693)	(164,138)	(391,726)	(243,896)	(1,455,446)
Net loss applicable to Global Gold Corporation Common Shareholders	(934,050)	(459,403)	(1,410,465)	(638,752)	(50,893,090)

Foreign currency translation adjustment	83,636	(190,416)	(211,934)	97,256	2,161,961
Unrealized gain on investments	-	-	-	-	353,475

Comprehensive Net Loss	(850,414)	(649,819)	(1,622,399)	(541,496)	(48,377,654)
Less: Comprehensive net loss applicable to noncontrolling interest	(40,981)	93,304	103,848	(47,655)	(1,092,548)
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(891,395)	$(556,515)	$(1,518,551)	$(589,151)	$(49,470,202)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	87,740,008	87,018,140	87,507,782	86,781,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Enterprise)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative amount
			from
			January 1, 1995
	For the six months ended		through
	June 30, 2014	June 30, 2013	June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(1,802,191)	$(882,648)	$(52,348,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	87,062	93,000	4,287,187
Stock option expense	-	-	1,201,951
Amortization expense	149,158	149,158	3,652,963
Depreciation expense	61,273	89,229	3,672,712
Stock based compensation	61,600	75,800	621,613
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Changes in operating assets and liabilities:
Other current and non current assets	(794,179)	493,857	(2,047,211)
Accounts payable and accrued expenses	169,971	(45,572)	4,981,869
Accrued interest	121,765	18,525	1,319,797
Wages payable	400,234	79,781	1,767,383

NET CASH FLOWS (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,545,308)	71,130	(37,514,302)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(4,994,362)
Proceeds from sale of mining interest	-	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	-	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH FLOW PROVIDED BY INVESTING ACTIVITIES	-	-	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(311,707)	(304,990)	(2,750,094)
Proceeds from mine owners debt facilities	1,274,729	-	1,844,207
Proceeds from convertible note payable	-	20,000	1,500,000
Proceeds from advances payable	-	-	394,244
Proceeds from note payable to Directors	765,000	169,000	5,783,702
Warrants exercised	-	-	2,637,250

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,728,022	(115,990)	30,815,807

EFFECT OF EXCHANGE RATE ON CASH	(207,391)	67,616	3,603,619

NET (DECREASE) INCREASE IN CASH	(24,677)	22,756	(9,680)

CASH AND CASH EQUIVALENTS - beginning of period	26,349	3,391	11,352

CASH AND CASH EQUIVALENTS - end of period	$1,672	$26,147	$1,672

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$45,259	$87,956	$832,837

Noncash Investing and Financing Transactions:

Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION

 (An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2014

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through June 30, 2014.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2013 annual report on Form 10-K. The results of operations for the six month period ended June 30, 2014 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2014. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company, an exploration stage company, has generated revenues of $632,854 and incurred operating losses of approximately $50,893,000. Also as of June 30, 2014, the Company has working capital deficit (current liabilities exceed current assets) of approximately $11,490,000 and stockholder deficit applicable to Global Gold Corporation of approximately $7,431,000. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements at June 30, 2014 and for the period then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In Chile, the Company is engaged in identifying gold exploration and production opportunities and the Company’s Vice President maintains an office in Santiago.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2014 and December 31, 2013.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2014 and December 31, 2013, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

 Inventories - Inventories consists of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013

Ore	$452,463	$452,463
Concentrate	11,342	11,342
Materials, supplies and other	94,924	94,718

Total Inventories	$558,729	$558,523

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at June 30, 2014 and 2013 was 2,954,167 and 4,604,167, respectively.

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

For the six months ended June 30, 2014 and 2013, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $148,662 and $168,800, respectively and for the three months ended June 30, 2014 and 2013 was $103,131 and $122,300, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the six months ended June 30, 2014 and 2013.

	Six Months Ending June 30,
	2014	2013

Net loss applicable to Global Gold Corporation Shareholders	$(1,410,465)	$(638,752)
Foreign currency translation adjustment	$(108,086)	$49,601

Comprehensive loss	$(1,518,551)	$(589,151)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2014 and 2013, the exchange rate for the Armenian Dram (AMD) was $408 AMD and $410 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  During the three and six months ended June 30, 2014 and 2013, amortization expense totaled $74,579 and $149,158, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of June 30, 2014 and December 31, 2013.

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

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company did not recognize any revenue for the six months ended June 30, 2014 and 2013 from sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the six months ended June 30, 2014 and 2013.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

Property, plant and equipment	$3,663,391	$3,685,557
Computer	109,024	109,024
Office equipment	20,739	20,739
Vehicles	192,241	192,241
Total	3,985,395	4,007,561
Less: accumulated depreciation	(3,151,932)	(3,108,281)
	$833,463	$899,280

The Company had depreciation expense for the six months ended June 30, 2014 and 2013 of $61,273 and $89,229, respectively. The Company had depreciation expense for the three months ended June 30, 2014 and 2013 of $30,523 and $43,947, respectively.

4. RECEIVABLE FROM SALE

On June 26, 2014, the International Centre for the Settlement of Investment Disputes International Arbitration Tribunal delivered a Final Award in the matter of Global Gold Corporation vs. Amarant Mining LTD and Alluvia Mining, Ltd.  awarding Global Gold $16,800,000 USD plus $68,570USD in interest, costs, and fees, with post-award interest on unpaid amounts accruing at 9%. This award emanates from Global Gold’s 2011 sale of Chilean gold mining assets and the buyers’ repeated failures to pay and misrepresentations as described in prior filings and summarized below. In addition, the Tribunal’s June 26, 2014 Award provided the following injunctive relief: “ Per my previous orders in this matter, each of Amarant and Alluvia, including its officers and agents individually (including without limitation Johan Ulander), is continued to be enjoined, directly and indirectly, from alienating any assets, from transferring or consenting to the transfer of any shares, or performing or entering any transactions which would have the effect of alienating assets pending payment to Global Gold; Each of Amarant and Alluvia, including its officers and agents (including without limitation Johan Ulander) will provide within 5 business days all contracts, draft agreements, emails, records of financial transactions, financial statements, and all other documents in connection with their business affairs for purposes of determining whether Respondents have complied with the July 29, 2013 and subsequent orders, have diverted funds which could have been used to pay Global Gold, and to aid Global Gold in collection.  Respondents shall specifically provide all documents related to Gulf Resource Capital, Amarant Finance, the IGE Resources stock sale and related transactions as well as documents related to the institutions from which Respondents have represented payment would issue including but not limited to: Mangold, Swedebank, Jool Capital, Skandinavska Bank, Credit Suisse, HSBC, Volksbank, Loyal Bank, Danskebank, NSBO, the “offtaker,” and Clifford Chance escrow account. Respondents shall execute any documents reasonably necessary or required by any institution to give Claimant access to this information and documents.”

As of June 30, 2014 and December 31, 2013, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 and $1,282,398, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011 The Company wrote down principal amounts of $16,868,570 and $1,282,398 as of June 30, 2014 and December 31, 2013, respectively, as impairment as Amarant had made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of June 30, 2014, the conditions were not met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.

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

Subsequent to the 2013 Partial Final Award, Amarant and Alluvia announced on the Amarant website in 2013 that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts.  The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing.  In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdivia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.”   Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments were made by December 31, 2013 and the parties have not reached a definitive agreement.  There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral award to the full extent as well as pursue its claims of additional damages in the ongoing arbitration, see Subsequent Events.

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2014 and December 31, 2013, the accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2014	2013

Drilling work payable	$102,548	$103,189
Accounts payable	4,044,579	3,862,124
Interest payable	400,962	259,885

	$4,548,089	$4,225,198

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. The Company and GGC have signed as a Guarantor on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has begun mobilization to restart production. The balance due on the debt facilities as of June 30, 2014 and December 31, 2013 was $1,844,207, and $569,478, respectively. As of June 30, 2014 and December 31, 2013, the Company has accrued interest of $53,038 and $10,879, respectively, on this debt facility.

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

On January 20, 2012, March 8, 2012, and March 28, 2012, the Company signed and approved Convertible Notes certificates each in the amount of $500,000 and totaling $1,500,000 and is carrying this as a liability, though the Company does not accept this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  The November 22, 2013 agreement which was signed both by CRA and GGCRL waives any demand on GGCRL for repayment of the notes other than through the Signature transaction and audit process.  In addition, GGCRL and the Company have received contradictory representations as to the identity of the true owner of the funds advanced from Messrs Borkowski and Premraj.  The Convertible Notes themselves also provide for equal treatment, “coinvestment” of funds paid by the Company to GGCRL (Qualifying advances under the Convertible Notes require approval by a 75% of the GGCRL board.) On September 19, 2012, the CRA representative to the GGCRL board consented to an extension for the repayment of any debt to CRA until the sooner of September 19, 2013, a public listing of GGCRL, or a financing of GGCRL.  In April 2013, the Company had indirectly received an informal notice from a purported representative of CRA alleging a default under the Convertible Notes.  On June 18, 2013, GGC and GGCRL directly received a notice from the same purported CRA representative, Joseph Borkowski. On June 25, 2013, GGC, in a written response endorsed by Mr. Premraj, refuted (without dispute) the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit GGC from recognizing Mr. Borkowski or Rasia FZE as in control of CRA. On July 1, 2013, GGC received written confirmation from a director of Consolidated Minerals Pte. Ltd. confirming that Consolidated Minerals Pte. Ltd. had funded the Convertible Notes to GGCRL, is the beneficial owner of those Notes, and reserves all legal rights to these Convertible Notes, not CRA. The owner, Mr. Premraj, and the representative of CRA, Jeffrey Marvin, signed the November 22, 2013 Merger Agreement with Signature Gold Limited which provided that repayment of the Convertible Notes and other GGCRL debt “will be audited and agreed then assumed by Signature Gold as part of this merger transaction. The assumption by Signature Gold of the audited Debt and Liabilities of the GGCRL Group is capped at US $8 million and will only occur following satisfactory audit and acceptance by Signature Gold. Following the assumption of any Debt and Liabilities of GGCRL Group by Signature Gold, each lender, vendor, creditor, and employee will have the option of converting their respective Debt and Liabilities into common shares in Signature Gold at the Issue Price. A repayment schedule of all debt remaining following any conversion elections will be determined once the audit is complete and a reasonable period, not to exceed 30 days, has been allowed for the election of conversions”. Thus, while including certain amounts claimed to have been advanced in its financial statements to be conservative, the Company has taken the position that the claims to repayment of the Notes are without merit. Mr. Borkowski purportedly on behalf of CRA filed a lawsuit in the Royal Court of Jersey in attempt to enforce the Notes, but on June 18, 2014, the Royal Court of Jersey denied CRA’s claim for a default judgment on the Notes and held the matter over. See Legal Proceedings for the dispute related to outstanding amount payable on Convertible Notes and advance payable matters.

8. ADVANCES PAYABLE CONSOLIDATED RESOURCES

In addition to the $1,500,000 received under the Convertible Notes, as describe in Note 7 above, the Company received additional advances of $394,244 which it is carrying this as a liability, though the Company reserves the right to contest this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  There is no written agreement on these Advances Payable Consolidated Resources and the Company has not accrued any interest on them accordingly. See Legal Proceedings for the dispute related to outstanding amount payable on convertible note and advance payable.

9.  NOTES PAYABLE – short and long term portion consisted of the following:

	June 30, 2014	December 31, 2013

Secured line of credit, 14% per annum, due March 20, 2015	$460,089	$771,796
Less: current portion	(460,089)	(684,000)
Long term portion	$-	$87,796

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The Company repaid $311,707 of principal on this loan during the six months ended June 30, 2014. The balance owed at June 30, 2014 and December 31, 2013 was $460,089 and $771,796, respectively.  There was no accrued interest owed as of June 30, 2014 and December 31, 2013.

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

The following table summarizes the changes in Non-Controlling Interest for the six months ended June 30, 2014.

Balance, December 31, 2013	$(1,321,000)

Net loss attributable to the non-controlling interest	(391,726)
Foreign currency translation loss	(103,848)
Balance, June 30, 2014	$(1,816,573)

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

For the six months ending June 30, 2014 and 2013, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	June 30,	December 31,
	2014	2013

Armenia	$2,957,540	$2,377,500
United States	17,663	43,175

	$2,975,203	$2,420,675

The following summarizes operating losses before provision for income tax:

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Armenia	$633,923	$537,792	$290,286	$280,043
United States	1,168,268	344,856	832,457	343,498

	$1,802,191	$882,648	$1,122,743	$623,541

12. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2014 and December 31, 2013.  As of June 30, 2014 and December 31, 2013, the Company had approximately $700 and $260, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2014 and as of the date of this filing.

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

On June 20, 2014, the Company declared a stock bonus to Dr. W.E.S. Urquhart in Chile of 50,000 restricted shares of the Company’s Common Stock at $0.10 per share for a total value of $5,000. All shares issued will vest in equal quarterly installments over two years through June 30, 2016.

On June 20, 2014, the Company’s Compensation Committee granted retention bonuses to Mr. Krikorian of $55,000, Mr. Dulman of $45,000 and Mr. Boghossian of $35,000 to be payable upon the receipt funding from the Chile sale.

On June 20, 2014, the Company’s independent compensation committee and the board of directors authorized employment amendments and extensions to Messrs. Krikorian, Boghossian, Dulman, and Caesar under the same terms of their prior 2012 agreements.

The amount of total deferred compensation amortized for the six months ended June 30, 2014 and 2013 was $87,062 and $93,000, respectively. The amount of total deferred compensation amortized for the three months ended June 30, 2014 and 2013 was $43,531 and $46,500, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of June 30, 2014, these amounts remain unpaid and the Company has accrued interest of $19,603.

As of June 30, 2014 and December 31, 2013, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of June 30, 2014 and December 31, 2013, one of the Company's Directors, Drury Gallagher, was owed $908,000 and $643,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of June 30, 2014 and December 31, 2013, the Company owes unpaid wages of approximately $1,022,000 and $830,000, respectively, to management including approximately $484,000 and $372,000, respectively to Mr. Van Krikorian and $354,000 and $271,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of June 30, 2014 and December 31, 2013, the Company had accrued interest of approximately $202,000 and $172,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 and $135,000 as of June 30, 2014 and December 31, 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company had interest free loans due to employees in Armenia of approximately $210,000 and $240,000, respectively.

14. AGREEMENTS AND COMMITMENTS

Quijano Agreements

The agreements which have historically been reported under this heading have been superseded by the June 26, 2014 the International Centre for the Settlement of Investment Disputes International Arbitration Final Award in the matter of Global Gold Corporation vs. Amarant Mining Ltd and Alluvia Mining, Ltd.  awarding Global Gold $16,800,000 USD plus $68,570.25 USD in interest, costs, and fess, with post-award interest on unpaid amounts accruing at 9% plus injunctive relief reported in this filing.

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

Coventus/Amarant Agreements

The agreements which have historically been reported under this heading have been superseded by the June 26, 2014 the International Centre for the Settlement of Investment Disputes International Arbitration Final Award in the matter of Global Gold Corporation vs. Amarant Mining Ltd and Alluvia Mining, Ltd.  awarding Global Gold $16,800,000 USD plus $68,570.25 USD in interest, costs, and fess, with post-award interest on unpaid amounts accruing at 9% plus injunctive relief reported in this filing.

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

On August 6, 2013, the American Arbitration Association issued a Partial Final Award in favor of the Company for $2,512,312 as a liquidated principal debt plus 12% interest and excluding any additional damages, attorney fees, or costs which will be discussed at a later time. Additionally, the American Arbitration Association enjoined Amarant and Alluvia from assigning or alienating any assets or performing or entering transactions which would have the effect of alienating its respective assets pending payment of $2,512,312 to Global Gold. Amarant and Alluvia have not complied with the arbitral award to pay, produce records, or, apparently, enter transactions pending payment in full to Global Gold. On May 12, 2014 and confirmed by the Arbitral Tribunal as an order on May 15, 2014, the Company entered into another settlement agreement with Amarant and Alluvia, which Amarant and Alluvia also totally failed to perform and led to the June 26, 2014 Final Award previously reported.

Subsequent to the August 6. 2013 arbitral award, Amarant and Alluvia announced on the Amarant website that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts.  The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing.  In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdevia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.”   Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments have been made and the parties have not reached a definitive agreement.  There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral awards to the full extent.

Industrial Minerals/Linne/Jacero Agreements

March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of June 30, 2014 and December 31, 2013

Key terms include; that Mego provides IM with an exclusive off-take agreement for its gold and silver concentrate in Armenia through December 31, 2012; for 2009 and until February 25, 2010, the price IM paid Mego for gold and silver concentrate was calculated based on 85% of the London AM/PM Gold Fixation and London Silver Spot (“London Rates”), until Mego delivers 2,250 metric tons of concentrate the 85% is reduced to 80%, after 2,250 metric tons have been delivered the price will revert to 85% of London Rates; Mego provides IM with a security interest in its current ore stockpile in Armenia; and the Company provides for a corporate guarantee for repayment of the Advance.

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

Viking Investment/CREO Agreements

On July 5, 2013, GGCRL, and its wholly owned affiliates Mego, and Getik Mining Company, also finalized an agreement effective June 20, 2013 with Creo Design (Pty) Limited, a company incorporated in the Republic of South Africa (“CREO”), and Viking Investment Limited, a company incorporated in the Hong Kong (“Viking”). The agreement is for CREO to manage the technical work with local employees and contractors leading to feasibility studies at the Getik property in Armenia as well as at the 50 plus square kilometer exploration license area surrounding the central section of the Toukhmanuk mine.   The Armenian government extended this exploration license to July 2, 2016 and the English and Armenian of the current license have been posted on the Global Gold website. The agreement also calls for Viking to finance the initial budgeted expenses until GGCRL is publicly listed at a charge of costs plus 10%, all as further described in Exhibit 10.66 below.

As of June 30, 2014, Viking and CREO failed to meet their obligations and continue to be in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

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

The arbitration is still open with respect to Global Gold’s costs, attorney fees, and counterclaims for damages against Caldera and against Mr. Vasilios (Bill) Mavridis.

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

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.  A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. Although the court could only provide a one hour hearing on April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014, and the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

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

15. LEGAL PROCEEDINGS

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.    A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014, and the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

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

The Company has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  The Company is also taking legal action to protect its rights in an adjacent but overlapping territory identified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person. This license has interfered with the ability to develop Marjan.

Caldera and its officers and agents including specifically Mr. Vasilios (Bill) Mavridis have also continued a defamatory campaign of harassment and filing of false claims over the internet and elsewhere against the Company and its officials which may be pursued during the damages phase of the arbitration.

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

General

The Company is subject to various legal proceedings and claims including regulatory claims that arise in the ordinary course of business or which constitute nuisance or ungrounded claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $260,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $123,000 as of June 30, 2014 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

16. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2014 through the date of the financial statements were available to be issued.

The arbitration phase to decide damages against Caldera Resources commenced in April 2014 and the hearings on the Company’s outstanding damages and other claims against Caldera and Mr. Vasilios (Bill) Mavridis have been scheduled for September 10-11.

In July 2014, the Company received interest free loans from Drury Gallagher, one of the Company's directors, in the amount of $376,000.

In July 2014, the Company approved drawdowns from the Linne Mining facility for capital expenditure and working capital to implement the 2014 mining plan at Toukhmanuk.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

During the three and six month period ended June 30, 2014 and 2013 the Company did not have any sales.

During the six month period ended June 30, 2014, the Company's administrative and other expenses were $1,210,837 which represented an increase of $141,242 from $1,069,595 in the same period last year. The expense increase was primarily attributable to increased legal expenses of $176,091 offset by a decrease of stock compensation of $20,138.

During the three month period ended June 30, 2014, the Company’s administrative and other expenses were $824,197 which represented an increase of $75,176 from $749,021 in the same period last year. The expense increase was primarily attributable to increased legal expenses of $112,746 offset by a decrease of stock compensation of $17,169.

During the six month period ended June 30, 2014, the Company's has mine exploration costs of $210,456 which represented an increase of $210,456 from $0 in the same period last year.  The expense increase was attributable to the increased activity at the Toukhmanuk Property of $210,456.

During the three month period ended June 30, 2014, the Company's has mine exploration costs of $100,922 which represented an increase of $100,922 from $0 in the same period last year.  The expense increase was attributable to the increased activity at the Toukhmanuk Property of $100,922.

During the six month period ended June 30, 2014, the Company's amortization and depreciation expenses were $210,431 which represented a decrease of $27,956 from $238,387 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $27,956.

During the three month period ended June 30, 2014, the Company's amortization and depreciation expenses were $105,102 which represented a decrease of $13,424 from $118,526 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $13,424.

During the six month period ended June 30, 2014, the Company had interest expense of $170,468 which represented an increase of $60,860 from $109,608 in the same period last year.  The expense increase was attributable to an increase of interest expense of $11,724 on wages payable, an increase of $42,159 on mine owners debt facilities, an increase of $29,753 on convertible note payable and an increase of $19,603 on note payable to Directors offset by a decrease in interest expense of $42,697 on a secured line of credit due principal payments made.

During the three month period ended June 30, 2014, the Company had interest expense of $92,523 which represented an increase of $39,545 from $52,978 in the same period last year.  The expense increase was attributable to an increase of interest expense of $6,967 on wages payable, an increase of $28,310 on mine owners debt facilities, an increase of $14,959 on convertible note payable and an increase of $11,249 on note payable to Directors offset by a decrease in interest expense of $22,021 on a secured line of credit due principal payments made.

During the three month period ended March 31, 2014 and 2013, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.  In a permit dated June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) to which the Company was entitled.

During the six month period ended June 30, 2014, the Company did not have any gain on sale of investment which represented a decrease of $534,878, from $534,878 in the same period last year. The decrease was attributable to a decrease of $534,878 in the income recognized from cash received in connection with the sale to Amarant.

During the three month period ended June 30, 2014, the Company did not have any gain on sale of investment which represented a decrease of $296,947, from $296,947 in the same period last year. The decrease was attributable to a decrease of $296,947 in the income recognized from cash received in connection with the sale to Amarant.

The Company did not have any interest income in the six month period ending June 30, 2014 which represented a decrease of $64 from $64 from the same period last year.   The decrease is attributable to lower average cash balances in the Armenia bank accounts.

The Company did not have any interest income in the three month period ending June 30, 2014 which represented a decrease of $37 from $37 from the same period last year.   The decrease is attributable to lower average cash balances in the Armenia bank accounts.

During the six month period ended June 30, 2014, the Company had net loss of $1,802,191 which represented an increase of $919,543 from $882,648 in the same period last year. The decrease was attributable to reason specified above.

During the three month period ended June 30, 2014, the Company had net loss of $1,122,743 which represented an increase of $499,202 from $623,541 in the same period last year. The increase was attributable to reason specified above.

Deposits on contracts and equipment increased by $740,211 to $1,085,439 at June 30, 2014 from $345,228 due to new contract deposits.

Current liabilities increased by $2,507,788 as of June 30, 2104 due to increases in accounts payable of $322,891, wages payable of $400,234, mine owners debt facility of $1,274,729, and note payable to directors of $765,000 offset by a decrease in employee loans of $31,155 and secured line of credit – short term portion of $223,911.  Secured line of credit – long term portion was $0 as of June 30, 2014 which decreased by $87,796 from $87,796 as of December 31, 2013 due to loan repayments and all amounts due are considered short term at June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, the Company's total assets were $2,975,203, of which $1,672 consisted of cash or cash equivalents.

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

(c) To pursue collection of the $16.8 million Final Arbitral Award in connection with the sale of the Company’s Chile property;

(d) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries; and

(e) Pursue additional financing through private placements, debt and/or joint ventures.

On June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) for the Toukhmanuk property to which the Company was entitled and was a prerequisite to processing ore, and the equipment for the plant upgrades is en route to the mine site. The Company continues to work with the mine contractor, Linne, in accordance with the approved plan and to construct the new tailings dam, and the design and construction of a new upgraded plant to be completed and operational in 2014.

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

Besides the funding from agreements with Linne, there are no firm commitments from third parties to provide additional financing, and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. The Company is in discussions to acquire additional financing, but there can be no assurance that any financing for current operations, acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

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

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $452,463 and $11,342, respectively, as of June 30, 2014 and December 31, 2013 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2014 and December 31, 2013.  As of June 30, 2014 and December 31, 2013, the Company had approximately $700 and $260, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2014 and as of the date of this filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.    A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company.

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014, and the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

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

The Company has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  The Company is also taking legal action to protect its rights in an adjacent but overlapping territory identified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person. This license has interfered with the ability to develop Marjan.

Caldera has also publicly claimed that it continues to have rights to the Marjan property based on the parties’ December 2009 agreement, but that agreement to agree was merged into the March 2010 agreement, called for completion of payments by Caldera by the end of 2012, and included other terms which Caldera cannot meet.  Caldera’s attempt to raise this issue in the arbitral proceedings following the March 29, 2012 decision in Global Gold’s favor has not succeeded.  Caldera and its officers and agents including specifically Mr. Vasilios (Bill) Mavridis have also continued a defamatory campaign of harassment and filing of false claims over the internet and elsewhere against the Company and its officials which may be pursued during the damages phase of the arbitration.

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

General

The Company is subject to various legal proceedings and claims including regulatory claims that arise in the ordinary course of business or which constitute nuisance or ungrounded claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $260,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $123,000 as of June 30, 2014 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of  June 30, 2014 and as of December 31, 2013; Statements of Operations and Comprehensive Loss for the six and three months ended June 30, 2014 and 2013, and for the exploration stage period from January 1, 1995 through June 30, 2014, and Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and for the exploration stage period from January 1, 1995 through June 30, 2014 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 10.68	Final Award issued by the arbitrator on June 26, 2014 in arbitration between Global Gold Corporation and Amarant Mining Ltd and Alluvia Mining, Ltd (62)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(62) Incorporated herein by reference to Exhibit 99.1 to the Company's current report on Form 8-K filed with the SEC on July 1, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: August 19, 2014	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)