Form 10-Q
period 2014-09-30
GLOBAL GOLD CORP
filed 2014-11-19
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 18, 2014 there were 87,882,975 shares of the issuer's Common Stock outstanding.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and as of December 31, 2013	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 and for the exploration stage period from January 1, 1995 (inception) through September 30, 2014 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II OTHER INFORMATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$71,788	$26,349
Inventories	580,926	558,523
Tax refunds receivable	92,761	92,761
Receivable from sale, net of impairment of $16,868,570 and $1,282,398 respectively	-	-
Other current assets	105,465	26,201
TOTAL CURRENT ASSETS	850,940	703,834

LICENSES, net of accumulated amortization of $2,961,339 and $2,737,603, respectively	248,597	472,333
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,529,869	345,228
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $3,200,357 and $3,108,281, respectively	777,327	899,280

	$3,406,733	$2,420,675

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$4,879,018	$4,225,198
Wages payable	1,871,703	1,367,149
Employee loans	207,134	240,684
Advance from customer	87,020	87,020
Secured line of credit - short term portion	306,140	684,000
Current portion of mine owners debt facilities	2,902,738	569,478
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	1,984,127	647,127
TOTAL CURRENT LIABILITIES	14,132,124	9,714,900

SECURED LINE OF CREDIT - LONG TERM PORTION	-	87,796

TOTAL LIABILITIES	14,132,124	9,802,696

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 87,882,975 and 87,272,975 at September 30, 2014 and December 31, 2013, respectively, shares issued and outstanding	87,883	87,273
Additional paid-in-capital	44,885,399	44,711,003
Accumulated deficit prior to exploration stage	(2,907,648)	(2,907,648)
Deficit accumulated during the exploration stage	(51,537,492)	(49,482,625)
Accumulated other comprehensive income	1,181,086	1,530,976

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(8,290,772)	(6,061,021)

NONCONTROLLING INTEREST	(2,434,619)	(1,321,000)

TOTAL DEFICIT	(10,725,391)	(7,382,021)

TOTAL LIABILITIES AND DEFICIT	$3,406,733	$2,420,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

					Cumulative amount
					from
	Three Months Ended		Nine Months Ended		January 1, 1995
	September 30,		September 30,		through
	2014	2013	2014	2013	September 30, 2014

REVENUES	$-	$-	$-	$-	$632,854

COST OF GOODS SOLD	-	-	-	-	224,247

GROSS PROFIT	-	-	-	-	408,607

OPERATING EXPENSES:
General and administrative	410,981	531,323	1,621,818	1,600,918	32,720,015
Mining and exploration costs	402,311	-	612,767	-	18,183,820
Amortization and depreciation	105,382	117,242	315,813	355,629	7,205,149
Write-off on investment	-	-	-	-	176,605
Bad debt expense	-	-	-	-	151,250

TOTAL OPERATING EXPENSES	918,674	648,565	2,550,398	1,956,547	58,436,839

Operating Loss	(918,674)	(648,565)	(2,550,398)	(1,956,547)	(58,028,232)

OTHER (INCOME) EXPENSES:
Gain on sale of investment, net	-	-	-	(534,878)	(5,409,384)
Gain from investment in joint ventures	-	-	-	-	(2,373,701)
Loss on foreign exchange	-	-	-	-	193,852
Gain on extinguishment of debt	-	-	-	-	(289,766)
Interest expense	111,451	49,473	281,919	159,081	2,970,473
Interest income	-	-	-	(64)	(365,266)

Total Other Expenses (Income)	111,451	49,473	281,919	(375,861)	(5,273,792)

Loss from Continuing Operations	(1,030,125)	(698,038)	(2,832,317)	(1,580,686)	(52,754,440)
					`
Discontinued Operations:
Loss from discontinued operations	-	-	-	-	386,413
Loss on disposal of discontinued operations	-	-	-	-	237,808

Net Loss	(1,030,125)	(698,038)	(2,832,317)	(1,580,686)	(53,378,661)
Less: Net loss applicable to noncontrolling interest	(385,724)	(194,247)	(777,450)	(438,143)	(1,841,170)
Net loss applicable to Global Gold Corporation Common Shareholders	(644,401)	(503,791)	(2,054,867)	(1,142,543)	(51,537,491)

Foreign currency translation adjustment	(474,125)	(3,228)	(686,059)	94,028	1,687,836
Unrealized gain on investments	-	-	-	-	353,475

Comprehensive Net Loss	(1,118,526)	(507,019)	(2,740,926)	(1,048,515)	(49,496,180)
Less: Comprehensive net loss (income) applicable to noncontrolling interest	232,321	1,581	336,169	(46,074)	(860,227)
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(886,205)	$(505,438)	$(2,404,757)	$(1,094,589)	$(50,356,407)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	87,882,975	87,233,573	87,634,220	86,934,092

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

(An Exploration Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative amount
			from
			January 1, 1995
	For the nine months ended		through
	September 30, 2014	September 30, 2013	September 30, 2014
OPERATING ACTIVITIES:
Net loss	$(2,832,317)	$(1,580,686)	$(53,378,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	113,406	139,500	4,313,531
Stock option expense	-	-	1,201,951
Amortization expense	223,737	223,737	3,727,542
Depreciation expense	92,076	131,892	3,703,515
Stock based compensation	61,600	75,800	621,613
Write-off of investment	-	-	176,605
Loss on disposal of discontinued operations	-	-	237,808
Gain from investment in joint ventures	-	-	(2,323,701)
Gain on extinguishment of debt	-	-	(289,766)
Gain on sale of investments	-	-	(2,731,792)
Bad debt expense	-	-	151,250
Other non-cash expenses	-	-	155,567
Expenses directly incurred by Mine owner debt facility	652,894	-	652,894
Changes in operating assets and liabilities:
Other current and non current assets	(142,042)	544,404	(1,395,074)
Accounts payable and accrued expenses	399,573	(126,967)	5,211,471
Accrued interest	220,698	29,863	1,418,730
Wages payable	504,554	225,832	1,871,703

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(705,821)	(336,625)	(36,674,815)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	-	(4,994,362)
Proceeds from sale of mining interest	-	-	3,891,155
Proceeds from sale of Tamaya Common Stock	-	-	4,957,737
Proceeds from sale of investment in common stock of Sterlite Gold	-	-	246,767
Proceeds from the sale of minority interest in joint venture pending	-	-	5,000,000
Investment in joint ventures	-	-	(260,000)
Investment in mining licenses	-	-	(5,756,101)

NET CASH FLOW PROVIDED BY INVESTING ACTIVITIES	-	-	3,085,196

FINANCING ACTIVITIES:
Net proceeds from private placement offering	-	-	18,155,104
Repurchase of common stock	-	-	(25,000)
Advance from customer	-	-	87,020
Proceeds from secured line of credit	-	-	3,189,374
Repayment of secured line of credit	(465,656)	(462,312)	(2,904,043)
Proceeds from mine owners debt facilities	536,100	257,240	1,105,578
Proceeds from convertible note payable	-	150,000	1,500,000
Proceeds from advances payable	-	-	394,244
Proceeds from note payable to Directors	1,337,000	340,500	6,355,702
Warrants exercised	-	2,500	2,637,250

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,407,444	287,928	30,495,229

EFFECT OF EXCHANGE RATE ON CASH	(656,184)	65,293	3,154,826

NET INCREASE IN CASH	45,439	16,596	60,436

CASH AND CASH EQUIVALENTS - beginning of period	26,349	3,391	11,352

CASH AND CASH EQUIVALENTS - end of period	$71,788	$19,987	$71,788

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-	$2,683

Interest paid	$61,221	$154,263	$848,799

Noncash Investing and Financing Transactions:

Purchase of equipment through mine owners debt facility	$1,144,266	$-	$1,144,266
Stock issued for deferred compensation	$-	$-	$3,871,217
Stock forfeited for deferred compensation	$-	$-	$742,500
Stock issued for mine acquisition	$-	$-	$1,227,500
Stock issued for notes payable	$-	$-	$5,337,643
Stock issued for wages payable	$-	$-	$300,000
Stock cancelled for receivable settlement	$-	$-	$77,917
Mine acquisition costs in accounts payables	$-	$-	$50,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION

(An Exploration Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2014

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

The accompanying unaudited condensed consolidated financial statements present the available exploration stage activities information of the Company from January 1, 1995, the period commencing the Company's operations as Global Gold Corporation (the "Company" or "Global Gold") and Subsidiaries, through September 30, 2014.

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2013 annual report on Form 10-K. The results of operations for the three and nine month period ended September 30, 2014 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2014. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. Since its inception, the Company, an exploration stage company, has generated revenues of $632,854 and incurred net losses applicable to Global Gold Corporation common shareholders of approximately $51,537,000. Also as of September 30, 2014, the Company has working capital deficit (current liabilities exceed current assets) of approximately $13,281,000 and stockholder deficit applicable to Global Gold Corporation of approximately $8,291,000. Management has held discussions with additional investors and institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company is expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Chilean and Armenian mining interests acquired by it or other future projects in Armenia or Chile. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Global Gold is currently in the exploration stage. It is engaged in exploration for, as well as development and mining of gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 30 people globally on a year round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations is expected to reduce the number of employees directly employed by the Company on a seasonal basis.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2014 and December 31, 2013.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2014 and December 31, 2013, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013

Ore	$452,463	$452,463
Concentrate	11,342	11,342
Materials, supplies and other	117,121	94,718
Total Inventories	$580,926	$558,523

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

Net Loss Per Share - Basic net loss per share applicable to Global Gold Corporation common shareholders is based on the weighted average number of common shares outstanding. Potential common shares includable in the computation of fully diluted net loss per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of warrants plus options that are exercisable at September 30, 2014 and 2013 was 2,954,167 and 4,579,167, respectively.

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

For the nine months ended September 30, 2014 and 2013, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2014 and 2013 was $175,006 and $215,300, respectively and for the three months ended September 30, 2014 and 2013 was $26,344 and $46,500, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the nine months ended September 30, 2014 and 2013.

	Nine Months Ending September 30,
	2014	2013

Net loss applicable to Global Gold Corporation Shareholders	$(2,054,867)	$(1,142,543)
Foreign currency translation adjustment	$(349,890)	$47,954
Comprehensive loss	$(2,404,757)	$(1,094,589)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2014 and 2013, the exchange rate for the Armenian Dram (AMD) was $408 AMD and $406 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  During the three and nine months ended September 30, 2014 and 2013, amortization expense totaled $74,579 and $223,737, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of September 30, 2014 and December 31, 2013.

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

Revenue Recognition - Sales are recognized and revenues are recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates are sold under pricing arrangements where final prices are determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues are recorded at the times of sale based on forward prices for the expected date of the final settlement.  The Company did not recognize any revenue for the three and nine months ended September 30, 2014 and 2013 from sales from its Toukhmanuk property in Armenia.  The Company also possesses Net Smelter Return (“NSR”) royalty from non-affiliated companies.  As the non-affiliated companies recognize revenue, as per above, the Company is entitled to its NSR royalty percentage and royalty income is recognized and recorded.  The Company did not recognize any royalty income for the nine months ended September 30, 2014 and 2013.

New Accounting Standards:

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

Property, plant and equipment	$3,655,680	$3,685,557
Computer	109,024	109,024
Office equipment	20,739	20,739
Vehicles	192,241	192,241
Total	3,977,684	4,007,561
Less: accumulated depreciation	(3,200,357)	(3,108,281)
	$777,327	$899,280

The Company had depreciation expense for the nine months ended September 30, 2014 and 2013 of $92,076 and $131,892, respectively. The Company had depreciation expense for the three months ended September 30, 2014 and 2013 of $30,803 and $42,663, respectively.

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

As of September 30, 2014 and December 31, 2013, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 and $1,282,398, respectively, from Amarant from the sale of 100% of the Company’s interest in the GGV (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011 The Company wrote down principal amounts of $16,868,570 and $1,282,398 as of September 30, 2014 and December 31, 2013, respectively, as impairment as Amarant had made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of September 30, 2014, the conditions were not met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.

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

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2014 and December 31, 2013, the accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2014	2013

Drilling work payable	$102,352	$103,189
Accounts payable	4,276,771	3,862,124
Interest payable	499,895	259,885
	$4,879,018	$4,225,198

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. The Company and GGC have signed as a Guarantor on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and begun mobilization to restart production. The balance due on the debt facilities as of September 30, 2014 and December 31, 2013 was $2,902,738, and $569,478, respectively. As of September 30, 2014 and December 31, 2013, the Company has accrued interest of $102,504 and $10,879, respectively, on this debt facility.

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

9.  NOTES PAYABLE – short and long term portion consisted of the following:

	September 30, 2014	December 31, 2013

Secured line of credit, 14% per annum, due March 20, 2015	$306,140	$771,796
Less: current portion	(306,140)	(684,000)
Long term portion	$-	$87,796

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The Company repaid $465,656 of principal on this loan during the nine months ended September 30, 2014. The balance owed at September 30, 2014 and December 31, 2013 was $306,140 and $771,796, respectively.  There was no accrued interest owed as of September 30, 2014 and December 31, 2013.

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

The following table summarizes the changes in Non-Controlling Interest for the nine months ended September 30, 2014.

Balance, December 31, 2013	$(1,321,000)

Net loss attributable to the non-controlling interest	(777,450)
Foreign currency translation loss	(336,169)
Balance, September 30, 2014	$(2,434,619)

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

For the nine months ending September 30, 2014 and 2013, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	September 30,	December 31,
	2014	2013

Armenia	$3,382,987	$2,377,500
United States	23,746	43,175
	$3,406,733	$2,420,675

The following summarizes operating losses before provision for income tax:

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Armenia	$1,254,164	$954,770	$755,240	$416,978
United States	1,578,153	625,916	274,885	281,060
	$2,832,317	$1,580,686	$1,030,125	$698,038

12. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2014 and December 31, 2013.  As of September 30, 2014 and December 31, 2013, the Company had approximately $64,790 and $260, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2014 and as of the date of this filing.

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

On June 20, 2014, the Company’s Compensation Committee granted retention bonuses to Mr. Krikorian of $55,000, Mr. Dulman of $45,000 and Mr. Boghossian of $35,000 to be payable upon the receipt of funding from the Chile sale.

On June 20, 2014, the Company’s independent compensation committee and the board of directors authorized employment amendments and extensions to Messrs. Krikorian, Boghossian, Dulman, and Caesar under the same terms of their prior 2012 agreements.

The amount of total deferred compensation amortized for the nine months ended September 30, 2014 and 2013 was $113,406 and $139,500, respectively. The amount of total deferred compensation amortized for the three months ended September 30, 2014 and 2013 was $26,344 and $46,500, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of September 30, 2014, these amounts remain unpaid and the Company has accrued interest of $30,945.

As of September 30, 2014 and December 31, 2013, the Company owed Drury Gallagher, the Company’s Director and Treasurer, approximately $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of September 30, 2014 and December 31, 2013, one of the Company's Directors, Drury Gallagher, was owed $1,444,000 and $643,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of September 30, 2014 and December 31, 2013, the Company owes unpaid wages of approximately $1,087,000 and $830,000, respectively, to management including approximately $522,000 and $372,000, respectively to Mr. Van Krikorian and $381,000 and $271,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of September 30, 2014 and December 31, 2013, the Company had accrued interest of approximately $220,000 and $172,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 and $135,000 as of September 30, 2014 and December 31, 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company had interest free loans due to employees in Armenia of approximately $207,000 and $240,000, respectively.

14. AGREEMENTS AND COMMITMENTS

Quijano Agreements

The agreements which have historically been reported under this heading have been superseded by the June 26, 2014 International Centre for the Settlement of Investment Disputes International Arbitration Final Award in the matter of Global Gold Corporation vs. Amarant Mining Ltd and Alluvia Mining, Ltd.  awarding Global Gold $16,800,000 USD plus $68,570.25 USD in interest, costs, and fess, with post-award interest on unpaid amounts accruing at 9% plus injunctive relief reported in this filing.

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

Coventus/Amarant Agreements

The agreements which have historically been reported under this heading have been superseded by the June 26, 2014 International Centre for the Settlement of Investment Disputes International Arbitration Final Award in the matter of Global Gold Corporation vs. Amarant Mining Ltd and Alluvia Mining, Ltd.  awarding Global Gold $16,800,000 USD plus $68,570.25 USD in interest, costs, and fess, with post-award interest on unpaid amounts accruing at 9% plus injunctive relief reported in this filing.

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

Subsequent to the August 6, 2013 arbitral award, Amarant and Alluvia announced on the Amarant website that “the companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts.  The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing.  In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdevia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.”   Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments have been made and the parties have not reached a definitive agreement.  There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral awards to the full extent.

Industrial Minerals/Linne/Jacero Agreements

On March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of September 30, 2014 and December 31, 2013

Key terms include; that Mego provides IM with an exclusive off-take agreement for its gold and silver concentrate in Armenia through December 31, 2012; for 2009 and until February 25, 2010, the price IM paid Mego for gold and silver concentrate was calculated based on 85% of the London AM/PM Gold Fixation and London Silver Spot (“London Rates”), until Mego delivers 2,250 metric tons of concentrate the 85% is reduced to 80%, after 2,250 metric tons have been delivered the price will revert to 85% of London Rates; Mego provides IM with a security interest in its current ore stockpile in Armenia; and the Company provides for a corporate guarantee for repayment of the Advance.

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

As of September 30, 2014, Viking and CREO failed to meet their obligations and continue to be in material breach of the contract. The Company continues to review its options with respect to the breaches of contract and to preserve the Getik licenses.

Signature Gold

On September 5, 2013, the Company through GGCRL, concluded a Binding Heads of Agreement contract with Signature Gold Limited of Sydney Australia (“Signature”) to merge the Armenian and Australian gold projects, into the renamed Global Signature Gold entity planned to be listed on the Australian Stock Exchange. On November 22, 2014, the parties concluded a “Formal Merger and Sale Agreement.”

The Signature merger was not completed due to non-timely and lack of relevant shareholder, board, and regulatory approvals as well as applicable third party consents. Shareholder consents were also contingent upon an audit of GGCRL, which CRA frustrated. Additional fraud concerns also arose with respect to CRA and its principals which precluded proceeding. On April 11, 2014, Signature Gold transmitted confirmation that the merger agreement closing date had passed, and the Company has confirmed that understanding.

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

The arbitration hearing with respect to Global Gold’s costs, attorney fees, and counterclaims for damages took place on September 10, 2014 in New York City.

See Legal Proceedings and Subsequent Events, below.

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

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014, and the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA. A decision on mandatory referral to arbitration is still being litigated.

See Legal Proceedings, below.

Rent Agreements

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

The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company."

See Subsequent Events.

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue  prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian. The Company filed for arbitration under the rules under the International Chamber of Commerce ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration. On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian. The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260). The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case. The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books. The case is currently on appeal at the United States Court of Appeals for the Second Circuit in New York.

In addition, and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C. ("ICSID"), on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "[they] jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted a license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008, GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, which were discontinued as of May 2, 2008. This agreement did not affect the ICC arbitration or litigation involving similar subject matter, and is still in force.

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

On September 10, 2014 the arbitration held an evidentiary hearing in New York City on Global Gold’s claims for damages and injunctive relief.

On November 10, 2014, the International Centre for Dispute Resolution issued a Final Award in the Caldera Resources case. Retired Justice Herman Cahn, the sole arbitrator, ruled in favor of Global Gold on damages and a range of other outstanding issues. The total damage award is $10,844,413 with interest at 9% and penalties continuing to accrue if Caldera does not comply with the equitable relief granted. Of the total damage award, $3 million is compensation and $1 million is punitive damages for the defamatory publications by Caldera's principal Vasilios Bill Mavridis against Global Gold and its principals. The Final Award establishes that Global Gold has no liability to Caldera for an NSR royalty or to pay any sums, specifically finding that Caldera has "no interest in the Marjan Property." This Final Award terminates the arbitration proceedings which Caldera instituted against Global Gold in 2010. Global Gold prevailed in the first, liability phase of the arbitration and four prior court cases, as summarized and reported in April 2013. With all the legal processes complete, Global Gold is now continuing with the development of the Marjan property and enforcement of the rulings issued. A full copy of the 42 page Final Award as well as the other rulings is available at the Global Gold website: www.globalgoldcorp.com.

Previous rulings in this matter included that Montreal based Caldera Resources, led by the brothers John Mavridis and Bill Mavridis, failed to make agreed payments to Global Gold despite having raised almost $5 million, failed to issue stock due, misrepresented the approval of the Toronto Stock Exchange of the parties' contract, and otherwise breached the joint venture agreement. Caldera through its Biomine, LLC subsidiary also acquired a "Marjan West" license area which it claimed was adjacent to Marjan but in fact overlapped with Marjan. Armenian Courts at three levels found that Caldera had deceptively and illegally registered full control over the Marjan Mining Company to itself without the signatures or authorization of Global Gold, and a U.S. Federal Court confirmed the phase 1 arbitration findings while rejecting Caldera's arguments to vacate the award.

See Subsequent Events.

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law. Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera. Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date. The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents. As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company. Further, Armenian tax authorities have confirmed that no tax violations occurred.

General

The Company is subject to various legal proceedings and claims including regulatory claims that arise in the ordinary course of business or which constitute nuisance or ungrounded claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $200,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $108,000 as of September 30, 2014 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

16. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of September 30, 2014 through the date of the financial statements were available to be issued.

On November 5, 2014, the Royal Court of Jersey granted the Company’s request of a stay of the proceedings, save only for filing an answer and counterclaim within 28 days to the re-pleaded Consolidated Resources/Borkowski claims, pending determination of an appeal to order referral of the entire case to arbitration in New York City.

On November 6, 2014, the Company received the preliminary permit to begin construction on the new plant upgrade at the Toukhmanuk property. The new equipment cleared customs and was delivered to the mine site in October 2014.

On November 10, 2014, the OTC Markets Group, Inc. announced that the Company’s filings and disclosures to continue trading on the OTCQB platform were verified in accord with the revised OTCQB requirements, and the Company “is verified for trading on OTCQB.”

On November 10, 2014, the International Centre for Dispute Resolution issued a Final Award in the Caldera Resources case. Retired Justice Herman Cahn, the sole arbitrator, ruled in favor of Global Gold on damages and a range of other outstanding issues. The total damage award is $10,844,413 with interest at 9% and penalties continuing to accrue if Caldera does not comply with the equitable relief granted. Of the total damage award, $3 million is compensation and $1 million is punitive damages for the defamatory publications by Caldera's principal Vasilios Bill Mavridis against Global Gold and its principals. The Final Award establishes that Global Gold has no liability to Caldera for an NSR royalty or to pay any sums, specifically finding that Caldera has "no interest in the Marjan Property." This Final Award terminates the arbitration proceedings which Caldera instituted against Global Gold in 2010. Global Gold prevailed in the first, liability phase of the arbitration and four prior court cases, as summarized and reported in April 2013. With all the legal processes complete, Global Gold is now continuing with the development of the Marjan property and enforcement of the rulings issued. A full copy of the 42 page Final Award as well as the other rulings is available at the Global Gold website: www.globalgoldcorp.com.

Previous rulings in this matter included that Montreal based Caldera Resources, led by the brothers John Mavridis and Bill Mavridis, failed to make agreed payments to Global Gold despite having raised almost $5 million, failed to issue stock due, misrepresented the approval of the Toronto Stock Exchange of the parties' contract, and otherwise breached the joint venture agreement. Caldera through its Biomine, LLC subsidiary also acquired a "Marjan West" license area which it claimed was adjacent to Marjan but in fact overlapped with Marjan. Armenian Courts at three levels found that Caldera had deceptively and illegally registered full control over the Marjan Mining Company to itself without the signatures or authorization of Global Gold, and a U.S. Federal Court confirmed the phase 1 arbitration findings while rejecting Caldera's arguments to vacate the award.

In October and November 2014, the Company received interest free loans from Drury Gallagher, one of the Company's directors, in the amount of $225,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

During the three and nine month period ended September 30, 2014 and 2013 the Company did not have any sales.

During the nine month period ended September 30, 2014, the Company's administrative and other expenses were $1,621,818 which represented an increase of $20,900 from $1,600,918 in the same period last year. The expense increase was primarily attributable to increased legal expenses of $236,061 and insurance expenses of $23, 243 offset by a decrease of wages of $191,848 and stock compensation of $40,294.

During the three month period ended September 30, 2014, the Company’s administrative and other expenses were $410,981 which represented a decrease of $120,342 from $531,323 in the same period last year. The expense decrease was primarily attributable to decreased wages of $125,040 and stock compensation of $19,856 offset by an increase of legal expenses of $10,970 and insurance expense of $14,717.

During the nine month period ended September 30, 2014, the Company's has mine exploration costs of $612,767 which represented an increase of $612,767 from $0 in the same period last year.  The expense increase was attributable to the increased activity at the Toukhmanuk Property of $612,767.

During the three month period ended September 30, 2014, the Company's has mine exploration costs of $402,311 which represented an increase of $402,311 from $0 in the same period last year.  The expense increase was attributable to the increased activity at the Toukhmanuk Property of $402,311.

During the nine month period ended September 30, 2014, the Company's amortization and depreciation expenses were $315,813 which represented a decrease of $39,816 from $355,629 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $39,816.

During the three month period ended September 30, 2014, the Company's amortization and depreciation expenses were $105,382 which represented a decrease of $11,860 from $117,242 in the same period last year. The expense decrease was primarily attributable to a decrease in depreciation expense of $11,860.

During the nine month period ended September 30, 2014, the Company had interest expense of $281,919 which represented an increase of $122,838 from $159,081 in the same period last year.  The expense increase was attributable to an increase of interest expense of $18,096 on wages payable, an increase of $87,709 on mine owners debt facilities, an increase of $44,876 on convertible note payable and an increase of $30,945 on note payable to Directors offset by a decrease in interest expense of $63,179 on a secured line of credit due principal payments made.

During the three month period ended September 30, 2014, the Company had interest expense of $111,451 which represented an increase of $61,878 from $49,473 in the same period last year.  The expense increase was attributable to an increase of interest expense of $6,372 on wages payable, an increase of $45,550 on mine owners debt facilities, an increase of $15,123 on convertible note payable and an increase of $11,342 on note payable to Directors offset by a decrease in interest expense of $20,482 on a secured line of credit due principal payments made.

During the three month and nine month period ended September 30, 2014, and 2013, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.  In a permit dated June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) to which the Company was entitled.

During the nine month period ended September 30, 2014, the Company did not have any gain on sale of investment which represented a decrease of $534,878, from $534,878 in the same period last year. The decrease was attributable to a decrease of $534,878 in the income recognized from cash received in connection with the sale to Amarant.

During the three month period ended September 30, 2014 and 2013, the Company did not have any gain on sale of investment.

The Company did not have any interest income in the nine month period ended September 30, 2014 which represented a decrease of $64 from $64 from the same period last year. The decrease is attributable to lower average cash balances in the Armenia bank accounts.

The Company did not have any interest income in the three month period ended September 30, 2014 and 2013.

During the nine month period ended September 30, 2014, the Company had net loss of $2,832,317 which represented an increase of $1,251,631 from $1,580,686 in the same period last year. The increase was attributable to reason specified above.

During the three month period ended September 30, 2014, the Company had net loss of $1,030,125 which represented an increase of $332,087 from $698,038 in the same period last year. The increase was attributable to reason specified above.

Deposits on contracts and equipment increased by $1,184,641 to $1,529,869 at September 30, 2014 from $345,228 due to new equipment purchase contract deposits.

Current liabilities increased by $4,417,224 as of September 30, 2104 due to increases in accounts payable of $653,820, wages payable of $504,554, mine owners debt facility of $2,333,260, and note payable to directors of $1,337,000 offset by a decrease in employee loans of $33,550 and secured line of credit – short term portion of $377,860.  Secured line of credit – long term portion was $0 as of September 30, 2014 which decreased by $87,796 from $87,796 as of December 31, 2013 due to loan repayments and all amounts due are considered short term at September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, the Company's total assets were $3,406,733, of which $71,788 consisted of cash or cash equivalents.

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

(d) To pursue enforcement of the injunctive relief and $10.8 million Final Award in favor of the Company against Caldera Resources, Inc. and related parties;

(e) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries; and

(f) Pursue additional financing through private placements, debt and/or joint ventures.

On June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) for the Toukhmanuk property to which the Company was entitled and was a prerequisite to processing ore, and the equipment for the plant upgrades is at the mine site for assembly and operation. The Company continues to work with the mine contractor, Linne, in accordance with the approved plan and to construct the new tailings dam, and the design and construction of a new upgraded plant which has been delivered and is to be completed and operational in 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $452,463 and $11,342, respectively, as of September 30, 2014 and December 31, 2013 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2014 and December 31, 2013.  As of September 30, 2014 and December 31, 2013, the Company had approximately $64,790 and $260, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2014 and as of the date of this filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2014. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company."

See Subsequent Events.

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue  prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260).   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.   The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The case is currently on appeal at the United States Court of Appeals for the Second Circuit in New York.

In addition, and based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C. ("ICSID"), on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "[they] jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." The Company has learned from public records that GeoProMining Ltd., through an affiliate, has become the sole shareholder of an Armenian Company, Golden Ore, LLC, which was granted a license for Hankavan. GeoProMining Ltd. is subject to the 20% obligations as successor to Sterlite Resources, Ltd.  As of February 25, 2008, GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, which were discontinued as of May 2, 2008. This agreement did not affect the ICC arbitration or litigation involving similar subject matter, and is still in force.

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

On September 10, 2014 the arbitration held an evidentiary hearing in New York City on Global Gold’s claims for damages and injunctive relief.

On November 10, 2014, the International Centre for Dispute Resolution issued a Final Award in the Caldera Resources case. Retired Justice Herman Cahn, the sole arbitrator, ruled in favor of Global Gold on damages and a range of other outstanding issues. The total damage award is $10,844,413 with interest at 9% and penalties continuing to accrue if Caldera does not comply with the equitable relief granted. Of the total damage award, $3 million is compensation and $1 million is punitive damages for the defamatory publications by Caldera's principal Vasilios Bill Mavridis against Global Gold and its principals. The Final Award establishes that Global Gold has no liability to Caldera for an NSR royalty or to pay any sums, specifically finding that Caldera has "no interest in the Marjan Property." This Final Award terminates the arbitration proceedings which Caldera instituted against Global Gold in 2010. Global Gold prevailed in the first, liability phase of the arbitration and four prior court cases, as summarized and reported in April 2013. With all the legal processes complete, Global Gold is now continuing with the development of the Marjan property and enforcement of the rulings issued. A full copy of the 42 page Final Award as well as the other rulings is available at the Global Gold website: www.globalgoldcorp.com.

Previous rulings in this matter included that Montreal based Caldera Resources, led by the brothers John Mavridis and Bill Mavridis, failed to make agreed payments to Global Gold despite having raised almost $5 million, failed to issue stock due, misrepresented the approval of the Toronto Stock Exchange of the parties' contract, and otherwise breached the joint venture agreement. Caldera through its Biomine, LLC subsidiary also acquired a "Marjan West" license area which it claimed was adjacent to Marjan but in fact overlapped with Marjan. Armenian Courts at three levels found that Caldera had deceptively and illegally registered full control over the Marjan Mining Company to itself without the signatures or authorization of Global Gold, and a U.S. Federal Court confirmed the phase 1 arbitration findings while rejecting Caldera's arguments to vacate the award.

See Subsequent Events.

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law. Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera. Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date. The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents. As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company. Further, Armenian tax authorities have confirmed that no tax violations occurred.

General

The Company is subject to various legal proceedings and claims including regulatory claims that arise in the ordinary course of business or which constitute nuisance or ungrounded claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for non payment which totals approximately $200,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $108,000 as of September 30, 2014 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of  September 30, 2014 and as of December 31, 2013; Statements of Operations and Comprehensive Loss for the nine and three months ended September 30, 2014 and 2013, and for the exploration stage period from January 1, 1995 through September 30, 2014, and Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and for the exploration stage period from January 1, 1995 through September 30, 2014 and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 10.68	Final Award issued by the arbitrator on June 26, 2014 in arbitration between Global Gold Corporation and Amarant Mining Ltd and Alluvia Mining, Ltd (62)

Exhibit 10.69	International Center for Investment Dispute Resolution Final Award on November 10, 2014 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (63)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(63) Incorporated herein by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed with the SEC on November 13, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: November 19, 2014	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)