Form 10-K
period 2014-12-31
GLOBAL GOLD CORP
filed 2015-04-15
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2014, was $1,608,603.

As of April 14, 2015 there were 87,882,975 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 19, 2015 are incorporated by reference into Part III (Items 10 through 14) of this Report

Cautionary Note Regarding Forward-Looking Statements

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

ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

The Company is engaged in exploration for, as well as development and mining of gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 30 people globally on a year round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations is expected to reduce the number of employees directly employed by the Company on a seasonal basis.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan RA were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  Judge Karas of the United States Federal District Court confirmed Judge Cahn’s decision.  On November 10, 2014, a Final Award in the Company’s favor ruled that Caldera had no interest whatsoever in Marjan RA or the Marjan Property. See Legal Proceedings for more information on the Marjan JV.

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

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  See “Agreements” and “Legal Proceedings” for more information on Consolidated Resources agreements.

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL. On September 26, 2012, the Company conditionally transferred 100% of the shares of Mego and Getik Mining Company, LLC to GGCR Mining. Consolidated Resources failed to meet the conditions of the transfer.

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
GETIK
TOUKHMANUK
AREA SITES
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

In 2012, the Company re-established possession and license rights over the Marjan property after Caldera’s illegal possession.  In 2014, the Company received the Final Arbitration Award terminating all of Caldera’s asserted rights and interests in Marjan, as well as awarding damages to the Company. The Company also began a review and update of the previously approved mining plan (available on the Company’s website) for the property, selected a mine contractor to implement the mining, and outlined four open pits to begin mining.  The Company also updated prior exploration results to select new drilling targets.  As of December 31, 2014, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2014, the Company has spent approximately $3,516,500 on mining and exploration activities at this property, excluding acquisition and capital costs.

This property was previously explored during the Soviet era.  SHA, LLC applied for an original license from the Armenian Government.  GGM acquired 100% of SHA, LLC, the Armenian company which held the license to the property in December 2003.  On April 28, 2008, the Company was issued a twenty-five year “special mining license” for the Marjan property effective April 22, 2008 and expiring April 22, 2033 which expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres.  The Company is required to pay annual governmental fees of approximately $21,000.  The Company is also required to perform work at the property as submitted and approved in its mining plan which includes mining of 200,000 tonnes of mineralized rock annually starting in 2013 under Armenian Law in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  Marjan RA is the licensee of the Marjan Property and is a wholly owned subsidiary of the Company.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  On November 10, 2014, the International Center for Dispute Resolution awarded the Company over $10.8 million in damages and other relief for Caldera’s actions. The Armenian Government issued a new mining license to the Company’s wholly owned subsidiary Marjan RA on March 5, 2013 and is available on the Company’s website www.globalgoldcorp.com .

See Legal Matters for an update on the terminated Marjan JV.

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

The Toukhmanuk property is a lode deposit which is being mined using an open pit method.  The Company has one national exploration license #15, as extended on July 2, 2013 until July 2, 2016 (available on the Company’s website), covering approximately 10,915 acres for sub-surface exploitation of gold.  The Company also has one national mining license #HA-L-14/356, since replaced under the new 2012 Armenian Mining Code with License #29/184 (available on the Company’s website), which covers the central section of the property and is approximately 446 acres for mining gold and silver.  On December 28, 2012, the Company received the new, renewable mining license through August 5, 2017.  The Company is required to pay annual governmental fees of approximately $22,000.  The Company is also required to spend annually approximately $1,200,000 on exploration work and mining annually 168,500 tonnes of mineralized rock at the property as submitted and approved in its mining plan in order to maintain the licenses in good standing  (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The exploration license area is defined by the following coordinates:

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

In 2008, GGM upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior year’s drill results.  Also, the Company compiled its reserve report and submitted it to the state committee on reserves of Armenia in March 2009 (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has generated minimal sales from gold and silver concentrate from the property.  Sales were approximately $6,000 in 2006 based on unmeasured old concentrate with waste concentrate, $10,400 in 2007 based on approximately 53 tonnes of concentrate with gold content of approximately 20.8 g/t gold, nothing in 2008, $136,600 in 2009 based on approximately 121 tonnes of concentrate with gold content of approximately 52.6 g/t gold, $358,400 in 2010 based on approximately 222 tonnes of concentrate with gold content of approximately 52.7 g/t gold, $81,702 in 2011 based on approximately 60 tonnes of concentrate with gold content of approximately 38.8 g/t gold, and none in 2012, 2013 and 2014. The Company has mined mineralized rock of approximately 52,000 tonnes in 2006 with content of approximately 1.27 g/t gold and 6.37 g/t silver, no mining in 2007, approximately 82,000 tonnes in 2008 with content of approximately 1.85 g/t gold and 5.21 g/t silver, no mining in 2009, approximately 21,000 tonnes in 2010 with content of approximately 2.08 g/t gold and 5.68 g/t silver, approximately 21,400 tonnes in 2011 with content of approximately 0.92 g/t gold and 3.32 g/t silver, and no mining in 2012, 2013 and 2014.  As of December 31, 2014, the Company has spent approximately $11,920,000 on mining and exploration activities at this property, excluding acquisition and capital costs.  In 2012, the Company installed two new mills at the plant to increase capacity and efficiency, but in 2012, 2013 and 2014 did not process any ore pending approval and construction of a new tailings dam and resolution of joint venture issues.

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

On February 6, 2012, the Company received consent from shareholders representing a majority over 65% of its outstanding Common Stock to transfer the 100% interests in Mego and Getik Mining Company, LLC into GGCR Mining, LLC, a Delaware limited liability company, owned by a joint venture company, Global Gold Consolidated Resources Limited, a Jersey Island private limited company (“GGCR”), per the terms of the April 27, 2011 JV Agreement with Consolidated Resources Armenia, an exempt non-resident Cayman Islands company (“CRA“). The JVC was to issue new shares to the Company such that following any reverse merger or initial public offering of JVC's shares ("IPO"), Global Gold shall directly or indirectly hold the greater of (a) 51% of the equity of JVC, or (b) $40.0 million in newly issued stock of JVC, calculated based on the volume weighted average price ("VWAP") of such shares over the first 30 (thirty) days of trading following the IPO, assuming issuance of all shares issuable in the IPO, and assuming issuance of all shares issuable as management  shares and conversion of the Notes issued under the Instrument (as defined) and all other convertible securities and exercise of any warrants or other securities issued in connection with the IPO, such that if following any reverse merger or IPO, the value of $40.0 million in newly issued shares based on VWAP of JVC shares is greater than the Global Gold's 51% equity ownership in JVC valued as above, new shares in JVC will be issued to the Global Gold such that the aggregate value of Global Gold's ownership in JVC is shares having a value of $40.0 million based on VWAP, and the Company shall remain in control of the JVC following the public listing, all as further described in exhibit 10.34 below.  The Board of Directors of Global Gold Corporation previously approved the same transaction, discussed above, on January 5, 2012.

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

On October 26, 2012, the shares of Mego and Getik were registered, subject to terms and conditions as stated in the transfer documents, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payable. The joint venture was closed in 2012. The conditions for transfer were not met and CRA breached the Agreements. On March 10, 2014, an Order of Justice was filed to commence legal action against the Company in the Isle of Jersey, purportedly on behalf of CRA. The Company successfully argued that the case should be referred to arbitration in New York. The Company has also raised fraud issues with CRA, Rasia, and Mr. Borkowski which have not been resolved; if unresolved, the fraud issues would vitiate CRA’s rights and create liabilities for the CRA parties as well as Rasia and Mr. Borkowski.

On July 5, 2013, GGCRL and the Company entered a financing and mine contractor agreement with Linne Mining and associated parties to mine the central section of Toukhmanuk. Equipment for a major plant expansion was purchased and delivered in 2014.

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

The Getik property is a lode deposit which will be mined using an open pit.  The Company had two National exploration licenses #85 which covers sub-surface exploitation of precious metals in the Amrots manifestation and #86 which covers sub-surface exploitation of non-ferrous metals in the Aygut manifestation, as further described below.  These licenses have since been replaced under the new 2012 Armenian Mining Code with License #29/034 and #29/035, respectively, which expired on December 10, 2013.  The Company has applied for extensions, to which it is entitled under Armenian law although the documents have not been issued yet. The Company is required to pay annual governmental fees of $1,000.  The Company is also required to spend approximately $1,000,000 on exploration work in order to maintain the licenses in good standing.  The exploration license area is defined by the following coordinates for the Amrots gold manifestation and Aygut copper manifestation:

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

On October 26, 2012, the shares of Mego and Getik were registered, subject to terms and conditions as stated in the transfer documents, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payable.  The joint venture was closed in 2012. The conditions for transfer were not met and CRA breached the Agreements. On March 10, 2014, an Order of Justice was filed to commence legal action against the Company in the Isle of Jersey, purportedly on behalf of CRA. The Company successfully argued that the case should be referred to arbitration in New York.

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

On December 19, 2006, GGM entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" with CR. The agreement restructures the parties' Aigedzor Mining Company Joint Venture to transfer GGM 's 20% interest to CR in exchange for: one million dollars; a 2.5% Net Smelter Return (“NSR”) royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; the right to participate up to 20% in any new projects undertaken by Iberian or its affiliates in Armenia until August 15, 2015; and five million shares of Iberian's common stock, which are restricted for one year. On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited (“Tamaya”), and Tamaya is now developing those properties.  As part of the merger, the five million shares of Iberian’s common stock were exchanged for twenty million shares of Tamaya’s common stock without any restrictions.  GGM retains the right to participate up to 20% in any new projects undertaken by Tamaya or its affiliates in Armenia until August 15, 2015 and the 2.5% Net Smelter Return royalty as described above.  During the year ended December 31, 2007, the Company sold all 20,000,000 shares of the Tamaya Resources Limited Stock that it owned.  In 2008, Tamaya and Iberian Resources filed for bankruptcy in Australia.  In 2009, the bankruptcy administrators sold the shares of Sipan 1, LLC to Terranova Overseas company organized in the United Arab Emirates which, on information and belief, includes local and foreign investors and which also assumes the continuing obligations of Sipan 1, LLC to Global Gold.   The Company has taken action to protect its rights.  On information and belief, the license for Lichkvadz-Tei was terminated by Armenian authorities in March 2009 and has been issued to another company, which on information and belief, includes local and foreign investors.

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

The Pureo property is mainly a placer deposit which will be mined using an open pit.  The Company’s claims were National exploitation licenses which carry definitive rights as long as the fees were paid.  The Company was required to pay governmental fees are approximately $30,000 per year.  If gold production is more than the $30,000 in value, then this amount is refunded.  The property is subject to a 17% Net Profits tax on production.  As of December 31, 2014, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2014, the Company has spent approximately $536,000 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

On June 26, 2014, the Company received a Final Award of over $16.8 million plus injunctive relief against Amarant and Alluvia.

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

The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental and safety performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. As of December 31, 2014, the Company does not have any unpaid liabilities for environmental compliance.  The cost for the Company to maintain environmental compliance has had no substantial limitation or restriction upon our ability to carry out our mining operations.  The Company has been subjected to false allegations in the media regarding its environmental record in Armenia by certain individuals and groups, all of which the Company has refuted and none of which rose to the level of a legal inquiry.

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

LIQUIDITY RISK – GOING CONCERN

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. There can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.   As such, our independent registered public accounting firm has concluded that additional revenue arrangements or financing is needed to enable us to fund our future operations, which raises substantial about our ability to operate as a going concern, and accordingly has included this uncertainty in their report on our December 31, 2014 consolidated financial statements.

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

MANAGEMENT SALARIES

As of December 31, 2014, the Company owes unpaid wages of approximately $1,150,000 to management including approximately $559,000 to Mr. Van Krikorian and $409,000 to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2014, the Company had accrued interest of approximately $238,000 in connection with those debts.  The Company’s failure to remain current in its salary obligations exposes the Company to the potential loss of key personnel. The Company has also accrued the contingent bonuses payable to the management for $270,000 as of December 31, 2014.

TRADING MARKET

The Company's Common Stock is traded on the OTCQB exchange of the OTC Market. As a result, our stockholders may find it more difficult to buy or sell shares of our common stock than it would be if our stock were listed on a national securities exchange.

VALUE OF INVESTMENT PORTFOLIO

The Company has not purchased securities in other companies but has received, and still holds, securities in other non-related companies.  The Company has not valued these securities as of December 31, 2014 due to a variety of risks including, minor percentage of shares outstanding, trading restrictions, there can be no assurance that an adequate liquid market will exist for these securities, and there can be no assurance that quoted market prices at any given time will properly reflect the value at which the Company could monetize these securities.  There are also the risks of the underlying companies and their operations.

LACK OF INSURANCE PROTECTION

The Company may not be able to obtain adequate insurance protection for its foreign investments.

GLOBAL FINANCIAL CONDITION

Unfavorable general economic conditions in the U.S., such as a recession or economic slowdown, unfavorable economic conditions and financial and political uncertainties in some countries may impact the ability of the Company to issue debt and equity in the future and to issue it on terms that are reasonable to the Company. Any economic volatility and market turmoil may adversely impact the Company's financial condition, results of operations, and share price.

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

COUNTERPARTY RISK

The Company is exposed to counterparty risk, including market pricing and credit-related risk in the event any counterparty, whether a customer, debtor or financial intermediary, is unable or unwilling to fulfill their contractual obligations to the Company or where such agreements are otherwise terminated and not replaced with agreements on substantially the same terms.  All of the Company’s aggregate projected sales of concentrate in 2015 are to one customer.  There can be no assurance that the Company will not experience a material loss for non-performance by any counterparty with whom it has a commercial relationship.  Should any such losses arise, they could adversely affect the Company’s business, financial condition and results of operations.  The Company has incurred and continues to incur losses due to counterparty risk.

Consolidated Resources Related

In April 2013, the Company had indirectly received an informal notice from a purported representative of CRA alleging a default under the Convertible Notes.  On June 18, 2013, GGC and GGCRL directly received a notice from the same purported CRA representative, Joseph Borkowski. On June 25, 2013, GGC, in a written response endorsed by CRA's authorized director Mr. Premraj, refuted (without dispute) the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit GGC from recognizing Mr. Borkowski or Rasia FZE as in control of CRA. On July 1, 2013, GGC received written confirmation from a director of Consolidated Minerals Pte. Ltd. confirming that Consolidated Minerals Pte. Ltd. had funded the Convertible Notes to GGCRL, is the beneficial owner of those Notes, and reserves all legal rights to these Convertible Notes, not CRA. The owner, Mr. Premraj, and the representative of CRA, Jeffrey Marvin, signed the November 22, 2013 Merger Agreement with Signature Gold Limited which provided that repayment of the Convertible Notes and other GGCRL debt “will be audited and agreed then assumed by Signature Gold as part of this merger transaction. The assumption by Signature Gold of the audited Debt and Liabilities of the GGCRL Group is capped at US $8 million and will only occur following satisfactory audit and acceptance by Signature Gold. Following the assumption of any Debt and Liabilities of GGCRL Group by Signature Gold, each lender, vendor, creditor, and employee will have the option of converting their respective Debt and Liabilities into common shares in Signature Gold at the Issue Price. A repayment schedule of all debt remaining following any conversion elections will be determined once the audit is complete and a reasonable period, not to exceed 30 days, has been allowed for the election of conversions”. Thus, while including certain amounts claimed to have been advanced in its financial statements to be conservative, the Company has taken the position that the claims to repayment of the Notes are without merit.

In the Signature Gold Merger Agreement, signed by Mr. Premraj and by CRA (through Jeffrey Marvin), CRA represented and warranted that issues raised by Mr. Borkowski did not exist.

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest $933,942 at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.    A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted and the Company has successfully argued that the matter must be referred to arbitration in New York. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company as well as exoneration for the false charges. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia.

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014; the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings against CRA.

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

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.   As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company as well as exoneration for the false charges.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 3,605,786 (4.10%), and 5,625,000 (6.40%) shares, respectively, or a total of 9,230,786 (10.50%) shares, out of the 87,882,975 shares of the Company's Common Stock issued and outstanding as of December 31, 2014.  The two Company officers, director Nicholas J. Aynilian, who directly and through family members, owns 3,003,873 (3.44%) and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 (1.60%) shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Ian Hague, a Company director and Firebird Mangement, LLC manager, owns a total of 33,931,748 (38.88%) shares through Tusheti Holding, LLC, and Firebird Management, LLC owns a total of 12,915,408 (14.80%) shares, out of the 87,272,975 shares, of the Company's Common Stock issued and outstanding as of December 31, 2014.

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

ITEM 3. LEGAL PROCEEDINGS

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Convertible Notes was $2,197,453 plus interest $933,942 at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable. The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.” No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided. The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities. A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements, and the arbitration agreement has been upheld by the Jersey courts. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations were lifted. The Company has also raised fraud issues with CRA, Rasia, and Mr. Borkowski which have not been resolved; if unresolved, the fraud issues would vitiate CRA’s rights and create liabilities for the CRA parties as well as Rasia and Mr. Borkowski. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company, frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature, and breached the relevant agreements. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank (since repaid in full), has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia.

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014; the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company's favor in staying all proceedings and referring claims initiated by Joseph Borkowski, purportedly on behalf of CRA, to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA.

Amarant and Alluvia Related

On August 6, 2013, the American Arbitration Association International Centre for Dispute Resolution issued a Partial Final Award in favor of the Company for $2,512,312 as a liquidated principal debt plus 12% interest and excluding any additional damages, attorney fees, or costs which will be discussed at a later time. Additionally, the American Arbitration Association enjoined Amarant and Alluvia from assigning or alienating any assets or performing or entering transactions which would have the effect of alienating its respective assets pending payment of $2,512,312 to Global Gold. Amarant and Alluvia have not complied with the arbitral award to pay, produce records, or, apparently, enter transactions pending payment in full to Global Gold. Subsequent to the arbitral award, Amarant and Alluvia announced on the Amarant website in 2013 that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts. The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing. In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdivia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.” Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments were made by December 31, 2013 and the parties have not reached a definitive agreement. There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral award to the full extent as well as pursue its claims of additional damages in the ongoing arbitration.

On June 26, 2014, the International Center for Dispute Resolution International Arbitration Tribunal delivered a Final Award in the matter of Global Gold Corporation vs. Amarant Mining LTD and Alluvia Mining, Ltd. awarding Global Gold $16,800,000 USD plus $68,570.25 USD in interest, costs, and fess, with post-award interest on unpaid amounts accruing at 9%. In addition, the Tribunal provided the following injunctive relief: “ Per my previous orders in this matter, each of Amarant and Alluvia, including its officers and agents individually (including without limitation Johan Ulander), is continued to be enjoined, directly and indirectly, from alienating any assets, from transferring or consenting to the transfer of any shares, or performing or entering any transactions which would have the effect of alienating assets pending payment to Global Gold; each of Amarant and Alluvia, including its officers and agents (including without limitation Johan Ulander) will provide within 5 business days all contracts, draft agreements, emails, records of financial transactions, financial statements, and all other documents in connection with their business affairs for purposes of determining whether Respondents have complied with the July 29, 2013 and subsequent orders, have diverted funds which could have been used to pay Global Gold, and to aid Global Gold in collection. Respondents shall specifically provide of all documents related to Gulf Resource Capital, Amarant Finance, the IGE Resources stock sale and related transactions as well as documents related to the institutions from which Respondents have represented payment would issue including but not limited to: Mangold, Swedebank, Jool Capital, Skandinavska Bank, Credit Suisse, HSBC, Volksbank, Loyal Bank, Danskebank, NSBO, the “offtaker,” and Clifford Chance escrow account. Respondents shall execute any documents reasonably necessary or required by any institution to give Claimant access to this information and documents” all as more particularly set out in Exhibit 10.68.

The Company is actively pursuing worldwide enforcement of the monetary award and injunctive relief granted.

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

On November 10, 2014, the International Centre for Dispute Resolution Final Award, with retired Justice Herman Cahn as the sole arbitrator, ruled in favor of Global Gold on damages and a range of other outstanding issues to finally resolve all outstanding issues. The total damage award is $10,844,413 with interest at 9% and penalties continuing to accrue if Caldera does not comply with the equitable relief granted. Of the total damage award, $3 million is compensation and $1 million is punitive damages for the defamatory publications by Caldera's principal Vasilios Bill Mavridis against Global Gold and its principals. This Final Award terminates the arbitration proceedings which Caldera instituted against Global Gold in 2010. Global Gold prevailed in the first, liability phase of the arbitration and four prior court cases, as summarized and reported in April 2013. A full copy of the 42 page Final Award as well as the other rulings is available at the Global Gold website: www.globalgoldcorp.com. Previous rulings in this matter included that Montreal based Caldera Resources, led by the brothers John Mavridis and Bill Mavridis, failed to make agreed payments to Global Gold despite having raised almost $5 million, failed to issue stock due, misrepresented the approval of the Toronto Stock Exchange of the parties' contract, and otherwise breached the joint venture agreement. Caldera through its Biomine, LLC subsidiary also acquired a "Marjan West" license area which it claimed was adjacent to Marjan but in fact overlapped with Marjan. Armenian Courts at three levels found that Caldera had deceptively and illegally registered full control over the Marjan Mining Company to itself without the signatures or authorization of Global Gold, and a U.S. Federal Court confirmed the phase 1 arbitration findings while rejecting Caldera's arguments to vacate the award. The November 10, 2014 Final Award resolved all other outstanding issues with the following specific findings and rulings requiring Caldera to:

1.

turn over to Global Gold at its offices in Rye, New York all books, records, contracts, communications, and property related in any way to the Marjan property in Armenia and the Marjan Mining Company, including specifically the Armenian Marjan Mining Company seal, and shall pay Global Gold $50,000 plus $250 per day for every day following issuance of this Final Award that such materials are not delivered;

2.

turn over to Global Gold at its offices in Rye, New York communications Caldera and/or Mr. Mavridis has had with third parties concerning Global Gold its officers, agents, directors and business…Without limitation, the following shall also be turned over to Global Gold: all direct and indirect (for example through a translator or agent) communications with the following individuals and organizations: Azat Vartanian, Petros Vartanian, …, Joseph Borkowski, Jeffrey Marvin,… Prem Premraj…, Rasia FZE, Johan Ulander, Ecolur,… Tom Prutzman, …, Stockhouse, Investor's Hub, shareholders of Global Gold, and any governmental or regulatory authorities-- Caldera shall pay Global Gold $100 per day for every day following issuance of this Final Award that such materials are not delivered;

3.

issue a press release correcting the April 30, 2013 Caldera release …stating that the original release is retracted with all property books and records (including all exploration data) related to the Marjan property transferred to Global Gold and that neither Caldera nor its successors retain rights to the Marjan mine in Armenia and shall pay Global Gold $50,000 plus $100 per day for every day following issuance of this Final Award that such correcting release is not issued;

4.	Caldera did not spend the minimum $1 million threshold necessary to be eligible for an NSR Royalty interest and therefore Caldera has no NSR Royalty or any other interest in the Marjan property;

5.

the $150,000 which Caldera paid to Global Gold was not pursuant to the JV Agreement (which did not become effective) but pursuant to the December 2009 Agreement therefore Global Gold is not obligated to make any payments to Caldera;

6.	pay Global Gold $115,000 for Caldera's refusal to turn over 500,000 shares of stock in 2010;

7.	pay Global Gold $3,174,209 for Caldera's failure to make agreed payments to Global Gold;

8.

pay Global Gold $577,174 for legacy governmental liabilities concerning the Marjan property and shall indemnify and hold Global Gold harmless (including attorney fees) from any governmental claims or liabilities associated with the time they control the seal of the Marjan Mining Company;

9.

pay Global Gold $967,345 for violating Paragraph (1) of the Final Partial Award requiring turnover of property and [for] interference in Global Gold's development of Marjan and shall relinquish the portions of the Marjan West license which overlap or in any way impinge on Marjan;

10.

Caldera is liable for defamation and tortious interference with contractual and business relations with regard to Global Gold and its related personnel and so shall (i) pay Global Gold $3 million in compensatory damages…, (ii) pay Global Gold $1 million in punitive or exemplary damages…, (iii) remove all the materials and websites controlled in any way by them which were admitted as exhibits on defamatory publications in this case from the internet and other locations, (iv) remove and be permanently enjoined from using Global Gold's trading symbol without permission; (v) not share those materials with others or arrange to have them posted anonymously or otherwise- (vi) independently, … Global Gold and those who have been named by Caldera and Bill Mavridis in the admitted exhibits on defamatory publications as well as their attorneys [are granted] the authority to contact internet service providers, search engine firms, social media sites, stock discussion boards (including but not limited to Google, Yahoo, Facebook, Twitter, Stockhouse, Investor's Hub and Bing) to use this Final Award to remove the material as defamatory;

11.

for the breaches of the Confidentiality Stipulations and Orders in this case, …all publications of "confidential" or attorney eyes only material [shall] be removed from the internet and any other locations and that their substance not be republished and …Global Gold and its attorneys [are granted] the authority to contact internet service providers, search engine firms, social media sites, stock discussions board (including but not limited to Google, Yahoo, Facebook, Twitter, Stockhouse, Investor's Hub and Bing) to use this Final Award to remove the material-- Caldera shall pay Global Gold for $100 per day every day that persons associated with Caldera remain in violation of the Confidentiality Stipulation and Order following the issuance of this Final Award including for each day until full disclosure of all emails and other communications with third parties that the information was shared with or discussed;

12.	pay $1,822,416 for attorney fees and costs;

13.	reimburse Global Gold $88,269 paid to the arbitration association and for the compensation and expenses of the arbitrator.

The Final Award was certified for purposes of Article I of the United Nations New York Convention on the Recognition and Enforcement of Foreign Arbitral Awards and for purposes of the Federal Arbitration Act. The Company is actively pursuing enforcement of the monetary damages and injunctive relief granted.

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.   As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company as well as exoneration for the false claims.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of December 31, 2014 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Shares of the Company's Common Stock trade on the “OTC Markets Group” (OTCQB) under the symbol "GBGD." The range of high and low bid information for each quarterly period during 2013 and 2014 were as follows:

	2013		2014

Quarter	High*	Low*	High*	Low*

1st	$0.15	$0.09	$0.14	$0.08
2nd	$0.15	$0.07	$0.11	$0.03
3rd	$0.15	$0.08	$0.08	$0.04
4th	$0.16	$0.07	$0.04	$0.01

* These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.  Source: Yahoo Finance

As of April 14, 2015, the Company had 87,882,975 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of April 14, 2015, there were approximately 1,304 holders of record of shares of the Company's Common Stock.

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

(d) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2014.

			Remaining available for
	Number of Securities to	Weighted average exercise	issuance under equity
	be issued upon exercise	price of outstanding	compensation plans
	of oustanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a) (#)	(b) ($)	(c ) (#)

Equity compensation plans (1) approved by security holders	2,954,167	$0.52	55,833

Equity compensation plans not approved by security holders	0	0	0

Total:	2,954,167		55,833

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

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2014 AND TWELVE-MONTHS ENDED DECEMBER 31, 2013

During the twelve-month period ended December 31, 2014 and 2013, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.

During the twelve-month period ended December 31, 2014, the Company's administrative and other expenses were $2,701,580 which represented an increase of $222,710 from $2,478,870 in the same period last year. The expense increase was primarily attributable to higher legal fees of $529,148 and insurance expense of $27,697 offset by lower compensation expense of $184,785 and stock compensation expense of $60,450.

During the twelve-month period ended December 31, 2014, the Company's mine exploration costs were $610,248 which represented an increase of $426,870 from $183,378 in the same period last year.  The expense increase was attributable to the increased mining activity at the Toukhmanuk property of $426,870.

During the twelve-month period ended December 31, 2014, the Company's amortization and depreciation expenses were $388,955 which represented a decrease of $84,624 from $473,579 in the same period last year. The expense decrease was primarily attributable to the decreased depreciation expense of $84,624.

During the twelve-month period ended December 31, 2014, the Company had interest expenses of $483,142 which represented an increase of $189,911 from $293,231 in the same period last year.  The expense increase was attributable to an increase in interest expense on Director loans of $42,288, mine owner’s debt facility of $157,971, vendor payable of $73,115 and wages due to management of $23,910 offset by a decrease in interest expense on convertible note payable of $16,932 and secured line of credit in Armenia of $90,524.

The Company had no gain on sale of investment in 2014 which represented a decrease of $534,878 from $534,878 from the same period last year. The Company had a gain on extinguishment of debt of $150,000 which represented an increase of $150,000 from $0 from the same period last year.

Deposits on contracts and equipment increased by $1,225,397 at December 31, 2014 from $345,228 due to equipment purchases and deposit on mining and exploration agreements.

Current liabilities increased by $4,760,887 as of December 31, 2014 due to increases in accounts payable of $916,183, wages payable of $438,728, mine owners debt facility of $2,506,498 and note payable to director of $1,554,000 offset by a decrease in employee loans of $98,541 and secured line of credit – short term portion of $555,981.  Secured line of credit – long term portion was $0 as of December 31, 2014 which decreased by $87,796 from $87,796 as of December 31, 2013. Secured line of credit decreased due to loan repayments made of $609,560, and currency changes.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of December 31, 2014, the Company's total assets were $3,094,099, of which $10,781 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2015 is:

(a) To implement the mining plan and to recommence operating expanded mining operations at Toukhmanuk in accordance with the mine operator’s approved plan, and to continue to explore this property to confirm and develop historical reports, to explore and develop the Getik property in Armenia;

(b) To mine, develop, and explore at the Marjan property in Armenia;

(c) To pursue enforcement of the International Arbitration awards and court judgments against CRA, Caldera Resources, and Conventus/Alluvia/Amarant;

(d) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries; and

(e) Pursue additional financing through private placements, debt and/or joint ventures.

On July 5, 2013, the Company concluded a fifteen year operating agreement with Linne Mining, LLC (“Linne”) as the operator along with an $8,800,000 debt facilities agreement to fund future production at Toukhmanuk. On June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) for the Toukhmanuk property to which the Company was entitled and was a prerequisite to processing ore. Equipment for the plant upgrades has been delivered to the mine site for assembly and operation. The Company continues to work with the mine contractor, Linne, in accordance with the approved plan and to construct the new tailings dam, and the design and construction of a new upgraded plant to be completed and operational for production in 2015.

The Company may engage in research and development related to exploration and processing during 2015, and may purchase additional equipment and mining assets to expand production.

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

CRITICAL ACCOUNTING POLICIES

Going Concern - The consolidated financial statements at December 31, 2014 and 2013, and for the years then ended were prepared assuming that the Company would continue as a going concern. During the years ended December 31, 2014 and 2013, the Company has incurred net losses of $4,033,925 and $2,894,115, respectively, has working capital deficit (current liabilities exceed current assets) of approximately $13,724,000 and stock holder deficit of approximately $8,989,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2014 and 2013 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2014 and 2013.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2014 and 2013, the fair value short-term financial instruments including cash, receivables, accounts payable and accrued expenses and notes payable approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at December 31, 2014 and 2013:

	2014	2013

Ore	$451,569	$452,463
Concentrate	11,342	11,342
Materials, supplies and other	103,514	94,718
Total Inventories	$566,425	$558,523

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at December 31, 2014 and 2013 was 2,954,167. There were no warrants oustanding at December 31, 2014 and 2013.

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

For the years ended December 31, 2014 and 2013, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2014 and 2013 was $201,350 and $261,800, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2014 and 2013.

	Year Ending December 31,

	2014	2013

Net loss applicable to Global Gold Corporation Common Shareholders	$(3,043,631)	$(2,357,061)
Foreign currency translation adjustment during year	$(167,092)	$162,159
Comprehensive loss	$(3,210,723)	$(2,194,902)

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

Foreign Currency Translation - The Company’s reporting currency is the U.S. Dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830 “Foreign Currency Matters.”

The functional currency of the Company’s Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2014 and 2013, the exchange rate for the Armenian Dram (AMD) was 474 AMD and 405 AMD for $1.00 U.S, respectively.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  For the years ended December 31, 2014 and 2013, amortization expense totaled $298,316 and $298,316, respectively.  Amortization expense over the next five years will be:

Year	Amount

2015	$174,018
2016	$-
2017	$-
2018	$-
2019	$-
thereafter	$-

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of December 31, 2014.  The Company did not mine any ore in 2014 and 2013.

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

Revenue Recognition - Sales will be recognized and revenues will be recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates will be sold under pricing arrangements where final prices will be determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues will be recorded at the times of sale based on forward prices for the expected date of the final settlement.

New Accounting Standards:

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period . This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers . This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

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

Reclassifications: Certain reclassification have been made to prior year amounts to conform to the current year presentation. These reclassifications had no impact on the reported net loss.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,293,351 for the year ended December 31, 2014, as compared to net cash used of $789,625 for the year ended December 31, 2013. The increase was primarily due to additional developmental expense and legal payable.

Net Cash Used in Investing Activities

During the year ended December 31, 2014 cash used in investing activities increased by $7,047 to $7,047 compared to $0 for the year ended December 31, 2013, primarily for the procurement of equipment by the Company.

Net Cash Provided by Financing Activities

During the year ended December 31, 2014 cash provided by financing activities increased by $678,950 to $1,459,981 compared to $781,031 for the year ended December 31, 2013, primarily for the proceeds from notes payable to Directors.

Off-Balance Sheet Arrangements – The Company does not have any off-balance sheet arrangements.

Contractual Obligations - Contractual obligations for Employee-related benefits include severance, workers’ participation, pension and other benefit plans. Benefit payments cannot be reasonably estimated given variable market conditions and actuarial assumptions and are not included.

Environmental and Climate Change – The Company’s mining and exploration activities are subject to various laws and regulations governing the protection of the environment and climate change. The potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. Operations that rely on national hydro-electric grid power can be adversely affected by drought resulting in power load-shedding and lost production. We engage an independent environmental monitor in our mining activities to issue independent reports. We have made, and expect to make in the future, expenditures to comply with applicable laws and regulations, but cannot predict the full amount of such future expenditures. The Company's policy on environmental matters is stated in its Code of Business Conduct and Ethics (which is posted on the Company’s website), and requires compliance with all relevant laws and regulations and includes a zero tolerance policy on corruption. The Company intends to continue to conduct its business in a manner that is compatible with the balanced environmental and economic needs of the communities in which it operates. The Company is committed to continuous efforts to improve environmental performance throughout its operations.

Inflation - The effect of inflation on the Company's operating results was not significant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $452,463 and $11,342 as of December 31, 2014 and 2013, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the Company had approximately $5,460 and $260, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2014 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company, notes thereto and report of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2014 and 2013 by RBSM LLP are attached hereto as a part of, and at the end of, this report.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of December 31, 2014, based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company's internal control over financial reporting, have concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company's Proxy Statement relating to the 2015 Annual Meeting of Stockholders scheduled to be held on or around June 19, 2015.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including the report of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2014 and 2013.

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

April 15, 2015
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	4/15/15	/s/ Van Z. Krikorian	4/15/15
Jan Dulman		Van Z. Krikorian, Chairman, Chief Executive
Chief Financial Officer (Principal Financial and		Officer and Director (Principal Executive Officer)
Accounting Officer)

/s/ Drury J. Gallagher	4/15/15	/s/ Nicholas J. Aynilian	4/15/15
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Ian C. Hague	4/15/15	/s/ Harry Gilmore	4/15/15
Ian C. Hague		Harry Gilmore
Director		Director

/s/ Lester Caesar	4/15/15
Lester Caesar
Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Global Gold Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, deficit and cash flows for each of two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/RBSM LLP

New York, New York

April 15, 2015

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS:
Cash	$10,781	$26,349
Inventories	566,426	558,523
Tax refunds receivable	92,582	92,761
Receivable from sale, net of impairment of $16,868,570 and $1,282,398 respectively	-	-
Other current assets	82,167	26,201
TOTAL CURRENT ASSETS	751,956	703,834

Licenses, net of accumulated amortization of $3,035,918 and $2,737,603, respectively	174,018	472,333
Deposits on contracts and equipment	1,570,625	345,228
Property, plant and equipment, net of accumulated depreciation of $2,802,160 and $3,108,281, respectively	597,500	899,280

TOTAL ASSETS	$3,094,099	$2,420,675

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,141,381	$4,225,198
Wages payable	1,805,877	1,367,149
Employee loans	142,143	240,684
Advance from customer	87,020	87,020
Secured line of credit - short term portion	128,019	684,000
Current portion of mine owners debt facilities	3,075,976	569,478
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	2,201,127	647,127
TOTAL CURRENT LIABILITIES	14,475,787	9,714,900

LONG-TERM LIABILITIES:
Secured line of credit, long-term portion	-	87,796

TOTAL LIABILITIES	14,475,787	9,802,696

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 87,882,975 and 87,272,975 shares issued and outstanding at December 31, 2014 and 2013, respectively	87,883	87,273
Additional paid-in-capital	44,911,743	44,711,003
Accumulated deficit	(55,433,904)	(52,390,273)
Accumulated other comprehensive income	1,445,759	1,530,976

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(8,988,519)	(6,061,021)

NONCONTROLLING INTEREST	(2,393,169)	(1,321,000)

TOTAL DEFICIT	(11,381,688)	(7,382,021)

TOTAL LIABILITIES AND DEFICIT	$3,094,099	$2,420,675

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2014	2013

OPERATING EXPENSES:
General and administrative	$2,701,580	$2,478,870
Mining and exploration costs	610,248	183,378
Amortization and depreciation	388,955	473,579

TOTAL OPERATING EXPENSES	3,700,783	3,135,827

Operating Loss	(3,700,783)	(3,135,827)

OTHER (INCOME) EXPENSES:
Gain on sale of investment, net	-	(534,878)
Gain on extinguishment of debt	(150,000)	-
Interest expense	483,142	293,231
Interest income	-	(65)

Total Other Expenses (Income)	333,142	(241,712)

Net Loss	(4,033,925)	(2,894,115)
Less: Net loss applicable to noncontrolling interest	(990,294)	(537,054)
Net loss applicable to Global Gold Corporation Common Shareholders	(3,043,631)	(2,357,061)

Foreign currency translation adjustment	(167,092)	162,159

Comprehensive Net Loss	(3,210,723)	(2,194,902)
Less: Comprehensive net loss (income) applicable to noncontrolling interest	81,875	(79,457)
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(3,128,848)	$(2,274,359)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.03)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	87,696,920	87,015,680

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2014

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Accumulated	Minority	Comprehensive
	Shares	Amount	Capital	deficit	Interest	Income (Loss)	Total

Balance as of December 31, 2012	86,542,975	$86,543	$44,444,933	$(50,033,212)	$(863,403)	$1,448,274	$(4,916,865)

Issuance of common stock for compensation	680,000	680	75,120	-	-	-	75,800
Exercise of warrants	50,000	50	4,950	-	-	-	5,000
Amortization of unearned compensation	-	-	186,000	-	-	-	186,000
Net loss	-	-	-	(2,357,061)	(537,054)		(2,894,115)
Other comprehensive income	-	-	-	-	79,457	82,702	162,159

Balance as of December 31, 2013	87,272,975	87,273	44,711,003	(52,390,273)	(1,321,000)	1,530,976	(7,382,021)

Issuance of common stock for compensation	610,000	610	60,990	-	-	-	61,600
Amortization of unearned compensation	-	-	139,750	-	-	-	139,750
Net loss	-	-	-	(3,043,631)	(990,294)	-	(4,033,925)
Other comprehensive income	-	-	-	-	(81,875)	(85,217)	(167,092)

Balance as of December 31, 2014	87,882,975	$87,883	$44,911,743	$(55,433,904)	$(2,393,169)	$1,445,759	$(11,381,688)

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(4,033,925)	$(2,894,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	139,750	186,000
Amortization expense	298,316	298,316
Depreciation expense	90,639	175,263
Stock based compensation	61,600	75,800
Gain on extinguishment of debt	(150,000)	-
Expenses directly incurred by Mine owner debt facility	668,621	-
Changes in operating assets and liabilities:
Other current and non current assets	(44,782)	657,457
Accounts payable and accrued expenses	772,469	264,653
Accrued interest	410,655	42,782
Wages payable	493,306	404,219

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(1,293,351)	(789,625)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,047)	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(7,047)	-

FINANCING ACTIVITIES:
Repayment of secured line of credit	(604,241)	(617,436)
Proceeds from mine owners debt facilities	693,612	569,478
Procees from advances payable	-	275,489
Proceeds from note payable to Directors	1,554,000	548,500
Warrants exercised	-	5,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	1,643,371	781,031

EFFECT OF EXCHANGE RATE ON CASH	(358,541)	31,552

NET (DECREASE) INCREASE IN CASH	(15,568)	22,958

CASH AND CASH EQUIVALENTS - beginning of period	26,349	3,391

CASH AND CASH EQUIVALENTS - end of period	$10,781	$26,349

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$65,552	$156,076

Noncash Investing and Financing Transactions:

Purchase of equipment through mine owners debt facility	$1,144,266	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

1. ORGANIZATION AND BUSINESS

The Company is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 20 people globally on a year round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations is expected to reduce the number of employees directly employed by the Company on a seasonal basis.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Going Concern - The consolidated financial statements at December 31, 2014 and 2013, and for the years then ended were prepared assuming that the Company would continue as a going concern. During the years ended December 31, 2014 and 2013, the Company has incurred net losses of $4,033,925 and $2,894,115, respectively, has working capital deficit (current liabilities exceed current assets) of approximately $13,724,000 and stock holder deficit of approximately $8,989,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2014 and 2013 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2014 and 2013.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2014 and 2013, the fair value short-term financial instruments including cash, receivables, accounts payable and accrued expenses and notes payable approximates book value due to their short-term duration.

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

e. Inventories - Inventories consists of the following at December 31, 2014 and 2013:

	2014	2013

Ore	$451,569	$452,463
Concentrate	11,342	11,342
Materials, supplies and other	103,514	94,718
Total Inventories	$566,425	$558,523

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

h. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at December 31, 2014 and 2013 was 2,954,167. There were no warrants outstanding at December 31, 2014 and 2013.

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

For the years ended December 31, 2014 and 2013, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2014 and 2013 was $201,350 and $261,800, respectively. The expense for stock-based compensation is a non-cash expense item.

j. Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2014 and 2013.

	Year Ending December 31,

	2014	2013

Net loss applicable to Global Gold Corporation Common Shareholders	$(3,043,631)	$(2,357,061)
Foreign currency translation adjustment during year	$(167,092)	$162,159
Comprehensive loss	$(3,210,723)	$(2,194,902)

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

m. Foreign Currency Translation - The Company’s reporting currency is the U.S. Dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with ASC Topic 830 “Foreign Currency Matters.”

The functional currency of the Company’s Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2014 and 2013, the exchange rate for the Armenian Dram (AMD) was 474 AMD and 405 AMD for $1.00 U.S, respectively.

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

q. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  For the years ended December 31, 2014 and 2013, amortization expense totaled $298,316 and $298,316, respectively.  Amortization expense over the next five years will be:

Year	Amount

2015	$174,018
2016	$-
2017	$-
2018	$-
2019	$-
thereafter	$-

r. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of December 31, 2014.  The Company did not mine any ore in 2014 and 2013.

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

t. Revenue Recognition - Sales will be recognized and revenues will be recorded when title transfers and the rights and obligations of ownership pass to the customer. The majority of the company's metal concentrates will be sold under pricing arrangements where final prices will be determined by quoted market prices in a period subsequent to the date of sale. In these circumstances, revenues will be recorded at the times of sale based on forward prices for the expected date of the final settlement.

u. New Accounting Standards:

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period . This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers . This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

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

v. Reclassifications: Certain reclassification have been made to prior year amounts to conform to the current year presentation. These reclassifications had no impact on the reported net loss.

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2014 and 2013.

	2014	2013
Plant	$569,420	$667,891
Machinery and equipment	2,529,031	3,017,666
Computer	116,071	109,024
Office equipment	20,739	20,739
Vehicles	163,899	192,241
Total	$3,399,660	$4,007,561
Less accumulated depreciation	(2,802,160)	(3,108,281)
	$597,500	$899,280

The Company had depreciation expense for the year ended December 31, 2014 and 2013 of $90,639 and $175,263, respectively.

4. RECEIVABLE FROM SALE

On June 26, 2014, the International Centre for Dispute Resolution delivered a Final Award in the matter of Global Gold Corporation vs. Amarant Mining LTD and Alluvia Mining, Ltd. awarding Global Gold $16,800,000 USD plus $68,570USD in interest, costs, and fees, with post-award interest on unpaid amounts accruing at 9%. This award emanates from Global Gold’s 2011 sale of Chilean gold mining assets and the buyers’ repeated failures to pay and misrepresentations as described in prior filings and summarized below. In addition, the Tribunal’s June 26, 2014 Award provided the following injunctive relief: “ Per my previous orders in this matter, each of Amarant and Alluvia, including its officers and agents individually (including without limitation Johan Ulander), is continued to be enjoined, directly and indirectly, from alienating any assets, from transferring or consenting to the transfer of any shares, or performing or entering any transactions which would have the effect of alienating assets pending payment to Global Gold; Each of Amarant and Alluvia, including its officers and agents (including without limitation Johan Ulander) will provide within 5 business days all contracts, draft agreements, emails, records of financial transactions, financial statements, and all other documents in connection with their business affairs for purposes of determining whether Respondents have complied with the July 29, 2013 and subsequent orders, have diverted funds which could have been used to pay Global Gold, and to aid Global Gold in collection.  Respondents shall specifically provide all documents related to Gulf Resource Capital, Amarant Finance, the IGE Resources stock sale and related transactions as well as documents related to the institutions from which Respondents have represented payment would issue including but not limited to: Mangold, Swedebank, Jool Capital, Skandinavska Bank, Credit Suisse, HSBC, Volksbank, Loyal Bank, Danskebank, NSBO, the “offtaker,” and Clifford Chance escrow account. Respondents shall execute any documents reasonably necessary or required by any institution to give Claimant access to this information and documents.”

As of December 31, 2014 and 2013, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 and $1,282,398, respectively, from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 and $1,282,398 as of December 31, 2014 and 2013, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2014 and April 14, 2015, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.  For details refer to Note 17 - Agreement and Commitment paragraph Conventus/Amarant Agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2014 and 2013, the accounts payable and accrued expenses consisted of the following:

	2014	2013

Drilling work payable	$87,997	$103,189
Accounts payable	4,443,233	3,873,002
Accrued expenses	610,151	249,007
	$5,141,381	$4,225,198

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. The Company and GGC have signed as a Guarantor on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and begun mobilization to restart production. The balance due on the debt facilities as of December 31, 2014 and 2013 was $3,075,976, and $569,478, respectively. As of December 31, 2014 and 2013, the Company has accrued interest of $179,729 and $10,879, respectively, on this debt facility.

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

Thus, while including certain amounts claimed to have been advanced in its financial statements to be conservative, the Company has taken the position that the claims to repayment of the Notes are without merit. Mr. Borkowski purportedly on behalf of CRA filed a lawsuit in the Royal Court of Jersey in attempt to enforce the Notes, but on June 18, 2014, the Royal Court of Jersey denied CRA’s claim for a default judgment on the Notes and held the matter over. Refer to Legal Proceedings and Subsequent Events for the dispute related to outstanding amount payable on Convertible Notes and advance payable matters.

8. ADVANCES PAYABLE CONSOLIDATED RESOURCES

In addition to the $1,500,000 received under the approved Convertible Notes, as describe in Note 7 above, the Company received additional advances of $394,244 which it is carrying this as a liability, though the Company reserves the right to contest this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  There is no written agreement on these Advances Payable Consolidated Resources and the Company has not accrued any interest on them accordingly. Refer Legal Proceedings and Subsequent Event for the dispute related to outstanding amount payable on convertible note and advance payable

9.  NOTES PAYABLE

Notes payable – short and long term portion consisted of the following:

	December 31,	December 31,
	2014	2013

Secured line of credit, 14% per annum, due March 20, 2015	$128,019	$771,796
Less: current portion	(128,019)	(684,000)
Long term portion	$-	$87,796

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan has been fully repaid as of March 31, 2015. The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at December 31, 2014 and 2013 was $128,019 and $771,796, respectively.  There was no accrued interest owed as of December 31, 2014 and 2013. See Subsequent Events for an update on the ABB loan.

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

The following table summarizes the changes in Non-Controlling Interest for the year ended December 31, 2014.

Balance, December 31, 2013	$(1,321,000)

Net loss attributable to the non-controlling interest	(990,294)
Foreign currency translation loss	(81,875)
Balance, December 31, 2014	$(2,393,169)

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

For the fiscal years end December 31, 2014 and 2013, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	Year Ending December 31,
	2014	2013

Armenia	$3,065,277	$2,377,500
United States	28,822	43,175
	$3,094,099	$2,420,675

The following summarizes operating losses before provision for income tax:

	Year Ending December 31,
	2014	2013

Armenia	$1,735,067	$1,943,033
United States	2,298,858	951,082
	$4,033,925	$2,894,115

12. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2014 and 2013.  As of December 31, 2014 and 2013, the Company had approximately $5,460 and $260, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2014 and as of the date of this filing.

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

Effective July 1, 2012, the Company entered employment agreement extensions with Ashot Boghossian and Van Krikorian, and effective August 1, 2012, with Jan Dulman as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 15, 2012.  The agreements are extended for an additional three years under the same terms except for Mr. Dulman who will receive an annual salary of $165,000, which constitutes a $15,000 raise per year, and an additional 25,000 restricted shares of the Company’s Common Stock annually in lieu of the option grants in his prior contract beginning August 1, 2012 when the extension begins for Mr. Dulman.  All shares issued under these extensions will vest in equal semi-annual installments over the term of the employment agreements.  All shares were issued at fair market value and are amortized over the term of the employment agreements. In July 2012, the Company issued 2,437,500 shares of common stock in connection with these extensions.

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

The amount of total deferred compensation amortized for the years ended December 31, 2014 and 2013 was $139,750 and $186,000, respectively.

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2014.

Year	Amount

2015	$208,750
2016	-
2017	-
2018	-
2019	-

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of December 31, 2014, these amounts remain unpaid and the Company has accrued interest of $42,288.

As of December 31, 2014 and 2013, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of December 31, 2014 and 2013, one of the Company's Directors, Drury Gallagher, was owed $1,697,000 and $643,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of December 31, 2014 and 2013, the Company owes unpaid wages of approximately $1,152,000 and $830,000, respectively, to management including approximately $559,000 and $372,000, respectively to Mr. Van Krikorian and $409,000 and $271,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2014 and 2013, the Company had accrued interest of approximately $238,000 and 172,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 and $135,000 as of December 31, 2014 and 2013, respectively.

As of December 31, 2014 and 2013, the Company had interest free loans due to employees in Armenia of approximately $142,000 and $241,000, respectively.

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

At December 31, 2014, the Company had net deferred tax assets of $17,820,000. The Company has provided a valuation allowance, which increased during 2014 by $1,614,000 against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2014.

	2014	2013

Deferred tax assets:
Net operating loss carryforward	$17,339,000	$15,725,000
Stock option expense	481,000	481,000
Net deferred tax asset	17,820,000	16,206,000
Valuation allowance	(17,820,000)	(16,206,000)
	$-	$-

The provision for income taxes for year ended December 31, 2014 and 2013 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

	2014	2013

Income tax benefit computed at statutory rate	$1,412,000	$825,000
State tax benefit (net of federal)	202,000	117,000
Permanent differences (book stock comp versus tax stock comp)	-	-
Increase in valuation allowance	(1,614,000)	(942,000)
Provision for income taxes	$-	$-

The Company had net operating loss carry forwards for tax purposes of approximately $41,570,000 at December 31, 2014 expiring at various dates from 2015 to 2032. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

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

There were no options granted in 2014 and 2013.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2014 and 2013, respectively.

	WARRANTS		OPTIONS		STOCK AWARDS
	Shares	Weighted	Shares	Weighted	Restricted	Weighted
	Underlying	Average	Underlying	Average	Stock	Average
	Warrants	Exercise Price	Warrants	Exercise Price	Awards	Market Price

Outstanding at December 31, 2012	1,650,000	$0.10	2,954,167	$0.52	10,548,001	$0.55
Granted	-	-	-	-	680,000	0.11
Canceled	(1,600,000)	0.10	-	-	-	-
Exercised	(50,000)	0.10	-	-	-	-
Sold in units	-	-	-	-	-	-
Outstanding at December 31, 2013	-	$-	2,954,167	$0.52	11,228,001	$0.52
Granted	-	-	-	-	610,000	0.11
Canceled	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-
Outstanding at December 31, 2014	-	$-	2,954,167	$0.52	11,838,001	$0.50
Vested shares and fair value	-	$-	2,954,167	$0.52	11,506,751	$0.51

In the twelve months ended December 31, 2014 and 2013, there were no options exercised.  Pursuant to the decision of the non-interested members of the Board of Directors on October 19, 2010, the Company has amended the outstanding warrant strike price per share from $0.15 to $0.10.  These warrants were part of a capital raise and were never compensatory in nature; no expense was recorded as a result of the modification.  In the twelve months ended December 31, 2014, there were no warrants exercised or canceled and in the twelve months ended December 31, 2013, there were 50,000 warrants exercised and 1,600,000 warrants that expired.  The following is additional information with respect to the Company's options and warrants as of December 31, 2014.

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE
	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Warrants	Life	Price	Warrants	Price

$-	-	N/A	$-	-	$-

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Options	Life	Price	Options	Price

$0.10 - 1.70	2,954,167	3.64 years	$0.52	2,954,167	$0.52

The intrinsic value of warrants and options exercisable at December 31, 2014 and 2013 was $0.

17. AGREEMENTS AND COMMITMENTS

Quijano Agreements

The agreements which have historically been reported under this heading have been superseded by the June 26, 2014 International Centre for Dispute Resolution International Arbitration Tribunal delivered a Final Award in the matter of Global Gold Corporation vs. Amarant Mining Ltd and Alluvia Mining, Ltd.  awarding Global Gold $16,800,000 USD plus $68,570.25 USD in interest, costs, and fess, with post-award interest on unpaid amounts accruing at 9% plus injunctive relief reported in this filing.

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

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of December 31, 2014 and 2013.

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

As of December 31, 2014, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

Signature Gold

On September 5, 2013, the Company through GGCRL, concluded a Binding Heads of Agreement contract with Signature Gold Limited of Sydney Australia (“Signature”) to merge the Armenian and Australian gold projects, into the renamed Global Signature Gold entity planned to be listed on the Australian Stock Exchange.

Caldera Agreements

On November 10, 2014, the International Centre for Dispute Resolution Final Award, with retired Justice Herman Cahn as the sole arbitrator, ruled in favor of Global Gold on damages and a range of other outstanding issues. The total damage award is $10,844,413 with interest at 9% and penalties continuing to accrue if Caldera does not comply with the equitable relief granted. Of the total damage award, $3 million is compensation and $1 million is punitive damages for the defamatory publications by Caldera's principal Vasilios Bill Mavridis against Global Gold and its principals. This Final Award terminates the arbitration proceedings which Caldera instituted against Global Gold in 2010. Global Gold prevailed in the first, liability phase of the arbitration and four prior court cases, as summarized and reported in April 2013. A full copy of the 42 page Final Award as well as the other rulings is available at the Global Gold website: www.globalgoldcorp.com. Previous rulings in this matter included that Montreal based Caldera Resources, led by the brothers John Mavridis and Bill Mavridis, failed to make agreed payments to Global Gold despite having raised almost $5 million, failed to issue stock due, misrepresented the approval of the Toronto Stock Exchange of the parties' contract, and otherwise breached the joint venture agreement. Caldera through its Biomine, LLC subsidiary also acquired a "Marjan West" license area which it claimed was adjacent to Marjan but in fact overlapped with Marjan. Armenian Courts at three levels found that Caldera had deceptively and illegally registered full control over the Marjan Mining Company to itself without the signatures or authorization of Global Gold, and a U.S. Federal Court confirmed the phase 1 arbitration findings while rejecting Caldera's arguments to vacate the award. The November 10, 2014 Final Award resolved all other outstanding issues with the following specific findings and rulings requiring Caldera to:

1.

turn over to Global Gold at its offices in Rye, New York all books, records, contracts, communications, and property related in any way to the Marjan property in Armenia and the Marjan Mining Company, including specifically the Armenian Marjan Mining Company seal, and shall pay Global Gold $50,000 plus $250 per day for every day following issuance of this Final Award that such materials are not delivered;

2.

turn over to Global Gold at its offices in Rye, New York communications Caldera and/or Mr. Mavridis has had with third parties concerning Global Gold its officers, agents, directors and business…Without limitation, the following shall also be turned over to Global Gold: all direct and indirect (for example through a translator or agent) communications with the following individuals and organizations: Azat Vartanian, Petros Vartanian, …, Joseph Borkowski, Jeffrey Marvin,… Prem Premraj…, Rasia FZE, Johan Ulander, Ecolur,… Tom Prutzman, …, Stockhouse, Investor's Hub, shareholders of Global Gold, and any governmental or regulatory authorities-- Caldera shall pay Global Gold $100 per day for every day following issuance of this Final Award that such materials are not delivered;

3.

issue a press release correcting the April 30, 2013 Caldera release …stating that the original release is retracted with all property books and records (including all exploration data) related to the Marjan property transferred to Global Gold and that neither Caldera nor its successors retain rights to the Marjan mine in Armenia and shall pay Global Gold $50,000 plus $100 per day for every day following issuance of this Final Award that such correcting release is not issued;

4.	Caldera did not spend the minimum $1 million threshold necessary to be eligible for an NSR Royalty interest and therefore Caldera has no NSR Royalty or any other interest in the Marjan property;

5.

the $150,000 which Caldera paid to Global Gold was not pursuant to the JV Agreement (which did not become effective) but pursuant to the December 2009 Agreement therefore Global Gold is not obligated to make any payments to Caldera;

6.	pay Global Gold $115,000 for Caldera's refusal to turn over 500,000 shares of stock in 2010;

7.	pay Global Gold $3,174,209 for Caldera's failure to make agreed payments to Global Gold;

8.

pay Global Gold $577,174 for legacy governmental liabilities concerning the Marjan property and shall indemnify and hold Global Gold harmless (including attorney fees) from any governmental claims or liabilities associated with the time they control the seal of the Marjan Mining Company;

9.

pay Global Gold $967,345 for violating Paragraph (1) of the Final Partial Award requiring turnover of property and [for] interference in Global Gold's development of Marjan and shall relinquish the portions of the Marjan West license which overlap or in any way impinge on Marjan;

10.

Caldera is liable for defamation and tortious interference with contractual and business relations with regard to Global Gold and its related personnel and so shall (i) pay Global Gold $3 million in compensatory damages…, (ii) pay Global Gold $1 million in punitive or exemplary damages…, (iii) remove all the materials and websites controlled in any way by them which were admitted as exhibits on defamatory publications in this case from the internet and other locations, (iv) remove and be permanently enjoined from using Global Gold's trading symbol without permission; (v) not share those materials with others or arrange to have them posted anonymously or otherwise- (vi) independently, … Global Gold and those who have been named by Caldera and Bill Mavridis in the admitted exhibits on defamatory publications as well as their attorneys [are granted] the authority to contact internet service providers, search engine firms, social media sites, stock discussion boards (including but not limited to Google, Yahoo, Facebook, Twitter, Stockhouse, Investor's Hub and Bing) to use this Final Award to remove the material as defamatory;

11.

for the breaches of the Confidentiality Stipulations and Orders in this case, …all publications of "confidential" or attorney eyes only material [shall] be removed from the internet and any other locations and that their substance not be republished and …Global Gold and its attorneys [are granted] the authority to contact internet service providers, search engine firms, social media sites, stock discussions board (including but not limited to Google, Yahoo, Facebook, Twitter, Stockhouse, Investor's Hub and Bing) to use this Final Award to remove the material-- Caldera shall pay Global Gold for $100 per day every day that persons associated with Caldera remain in violation of the Confidentiality Stipulation and Order following the issuance of this Final Award including for each day until full disclosure of all emails and other communications with third parties that the information was shared with or discussed;

12.	pay $1,822,416 for attorney fees and costs;

13.	reimburse Global Gold $88,269 paid to the arbitration association and for the compensation and expenses of the arbitrator.

The Final Award was certified for purposes of Article I of the United Nations New York Convention on the Recognition and Enforcement of Foreign Arbitral Awards and for purposes of the Federal Arbitration Act.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”.

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

18. LEGAL PROCEEDINGS

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Convertible Notes was $2,197,453 plus interest $933,942 at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable. The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.” No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided. The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities. A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements, and the arbitration agreement has been upheld by the Jersey courts. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company, frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature, and breached the relevant agreements. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank (since repaid in full), has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia.

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014; the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

See Subsequent Events.

Amarant and Alluvia Related

On August 6, 2013, the American Arbitration Association International Centre for Dispute Resolution issued a Partial Final Award in favor of the Company for $2,512,312 as a liquidated principal debt plus 12% interest and excluding any additional damages, attorney fees, or costs which will be discussed at a later time. Additionally, the American Arbitration Association enjoined Amarant and Alluvia from assigning or alienating any assets or performing or entering transactions which would have the effect of alienating its respective assets pending payment of $2,512,312 to Global Gold. Amarant and Alluvia have not complied with the arbitral award to pay, produce records, or, apparently, enter transactions pending payment in full to Global Gold. Subsequent to the arbitral award, Amarant and Alluvia announced on the Amarant website in 2013 that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts. The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing. In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdevia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.” Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments were made by December 31, 2013 and the parties have not reached a definitive agreement. There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia, Global Gold will continue to seek enforcement of the arbitral award to the full extent as well as pursue its claims of additional damages in the ongoing arbitration.

On June 26, 2014, the International Center for Dispute Resolution International Arbitration Tribunal delivered a Final Award in the matter of Global Gold Corporation vs. Amarant Mining LTD and Alluvia Mining, Ltd. awarding Global Gold $16,800,000 USD plus $68,570.25 USD in interest, costs, and fess, with post-award interest on unpaid amounts accruing at 9%. In addition, the Tribunal provided the following injunctive relief: “ Per my previous orders in this matter, each of Amarant and Alluvia, including its officers and agents individually (including without limitation Johan Ulander), is continued to be enjoined, directly and indirectly, from alienating any assets, from transferring or consenting to the transfer of any shares, or performing or entering any transactions which would have the effect of alienating assets pending payment to Global Gold; each of Amarant and Alluvia, including its officers and agents (including without limitation Johan Ulander) will provide within 5 business days all contracts, draft agreements, emails, records of financial transactions, financial statements, and all other documents in connection with their business affairs for purposes of determining whether Respondents have complied with the July 29, 2013 and subsequent orders, have diverted funds which could have been used to pay Global Gold, and to aid Global Gold in collection. Respondents shall specifically provide of all documents related to Gulf Resource Capital, Amarant Finance, the IGE Resources stock sale and related transactions as well as documents related to the institutions from which Respondents have represented payment would issue including but not limited to: Mangold, Swedebank, Jool Capital, Skandinavska Bank, Credit Suisse, HSBC, Volksbank, Loyal Bank, Danskebank, NSBO, the “offtaker,” and Clifford Chance escrow account. Respondents shall execute any documents reasonably necessary or required by any institution to give Claimant access to this information and documents” all as more particularly set out in Exhibit 10.68.

The Company is actively pursuing worldwide enforcement of the monetary award and injunctive relief granted.

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

On November 10, 2014, the International Centre for Dispute Resolution Final Award, with retired Justice Herman Cahn as the sole arbitrator, ruled in favor of Global Gold on damages and a range of other outstanding issues to finally resolve all outstanding issues. The total damage award is $10,844,413 with interest at 9% and penalties continuing to accrue if Caldera does not comply with the equitable relief granted. Of the total damage award, $3 million is compensation and $1 million is punitive damages for the defamatory publications by Caldera's principal Vasilios Bill Mavridis against Global Gold and its principals. This Final Award terminates the arbitration proceedings which Caldera instituted against Global Gold in 2010. Global Gold prevailed in the first, liability phase of the arbitration and four prior court cases, as summarized and reported in April 2013. A full copy of the 42 page Final Award as well as the other rulings is available at the Global Gold website: www.globalgoldcorp.com. Previous rulings in this matter included that Montreal based Caldera Resources, led by the brothers John Mavridis and Bill Mavridis, failed to make agreed payments to Global Gold despite having raised almost $5 million, failed to issue stock due, misrepresented the approval of the Toronto Stock Exchange of the parties' contract, and otherwise breached the joint venture agreement. Caldera through its Biomine, LLC subsidiary also acquired a "Marjan West" license area which it claimed was adjacent to Marjan but in fact overlapped with Marjan. Armenian Courts at three levels found that Caldera had deceptively and illegally registered full control over the Marjan Mining Company to itself without the signatures or authorization of Global Gold, and a U.S. Federal Court confirmed the phase 1 arbitration findings while rejecting Caldera's arguments to vacate the award. The November 10, 2014 Final Award resolved all other outstanding issues with the following specific findings and rulings requiring Caldera to:

1.

turn over to Global Gold at its offices in Rye, New York all books, records, contracts, communications, and property related in any way to the Marjan property in Armenia and the Marjan Mining Company, including specifically the Armenian Marjan Mining Company seal, and shall pay Global Gold $50,000 plus $250 per day for every day following issuance of this Final Award that such materials are not delivered;

2.

turn over to Global Gold at its offices in Rye, New York communications Caldera and/or Mr. Mavridis has had with third parties concerning Global Gold its officers, agents, directors and business…Without limitation, the following shall also be turned over to Global Gold: all direct and indirect (for example through a translator or agent) communications with the following individuals and organizations: Azat Vartanian, Petros Vartanian, …, Joseph Borkowski, Jeffrey Marvin,… Prem Premraj…, Rasia FZE, Johan Ulander, Ecolur,… Tom Prutzman, …, Stockhouse, Investor's Hub, shareholders of Global Gold, and any governmental or regulatory authorities-- Caldera shall pay Global Gold $100 per day for every day following issuance of this Final Award that such materials are not delivered;

3.

issue a press release correcting the April 30, 2013 Caldera release …stating that the original release is retracted with all property books and records (including all exploration data) related to the Marjan property transferred to Global Gold and that neither Caldera nor its successors retain rights to the Marjan mine in Armenia and shall pay Global Gold $50,000 plus $100 per day for every day following issuance of this Final Award that such correcting release is not issued;

4.	Caldera did not spend the minimum $1 million threshold necessary to be eligible for an NSR Royalty interest and therefore Caldera has no NSR Royalty or any other interest in the Marjan property;

5.

the $150,000 which Caldera paid to Global Gold was not pursuant to the JV Agreement (which did not become effective) but pursuant to the December 2009 Agreement therefore Global Gold is not obligated to make any payments to Caldera;

6.	pay Global Gold $115,000 for Caldera's refusal to turn over 500,000 shares of stock in 2010;

7.	pay Global Gold $3,174,209 for Caldera's failure to make agreed payments to Global Gold;

8.

pay Global Gold $577,174 for legacy governmental liabilities concerning the Marjan property and shall indemnify and hold Global Gold harmless (including attorney fees) from any governmental claims or liabilities associated with the time they control the seal of the Marjan Mining Company;

9.

pay Global Gold $967,345 for violating Paragraph (1) of the Final Partial Award requiring turnover of property and [for] interference in Global Gold's development of Marjan and shall relinquish the portions of the Marjan West license which overlap or in any way impinge on Marjan;

10.

Caldera is liable for defamation and tortious interference with contractual and business relations with regard to Global Gold and its related personnel and so shall (i) pay Global Gold $3 million in compensatory damages…, (ii) pay Global Gold $1 million in punitive or exemplary damages…, (iii) remove all the materials and websites controlled in any way by them which were admitted as exhibits on defamatory publications in this case from the internet and other locations, (iv) remove and be permanently enjoined from using Global Gold's trading symbol without permission; (v) not share those materials with others or arrange to have them posted anonymously or otherwise- (vi) independently, … Global Gold and those who have been named by Caldera and Bill Mavridis in the admitted exhibits on defamatory publications as well as their attorneys [are granted] the authority to contact internet service providers, search engine firms, social media sites, stock discussion boards (including but not limited to Google, Yahoo, Facebook, Twitter, Stockhouse, Investor's Hub and Bing) to use this Final Award to remove the material as defamatory;

11.

for the breaches of the Confidentiality Stipulations and Orders in this case, …all publications of "confidential" or attorney eyes only material [shall] be removed from the internet and any other locations and that their substance not be republished and …Global Gold and its attorneys [are granted] the authority to contact internet service providers, search engine firms, social media sites, stock discussions board (including but not limited to Google, Yahoo, Facebook, Twitter, Stockhouse, Investor's Hub and Bing) to use this Final Award to remove the material-- Caldera shall pay Global Gold for $100 per day every day that persons associated with Caldera remain in violation of the Confidentiality Stipulation and Order following the issuance of this Final Award including for each day until full disclosure of all emails and other communications with third parties that the information was shared with or discussed;

12.	pay $1,822,416 for attorney fees and costs;

13.	reimburse Global Gold $88,269 paid to the arbitration association and for the compensation and expenses of the arbitrator.

The Final Award was certified for purposes of Article I of the United Nations New York Convention on the Recognition and Enforcement of Foreign Arbitral Awards and for purposes of the Federal Arbitration Act. The Company is actively pursuing enforcement of the monetary damages and injunctive relief granted.

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.   As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company as well as exoneration for the false claims.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of December 31, 2014 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

19. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2014 through the date of this filing.

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA.

As of March 31, 2015, the entire loan from ABB bank in Armenia was paid off and as of April 11, 2015, ABB bank has released all of its security interests on the Company's properties in Armenia.