Form 10-Q
period 2015-03-31
GLOBAL GOLD CORP
filed 2015-05-20
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 19, 2015 there were 90,130,475 shares of the issuer's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$937	$10,781
Inventories	567,159	566,426
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570	-	-
Other current assets	82,978	82,167
TOTAL CURRENT ASSETS	743,656	751,956

LICENSES, net of accumulated amortization of $3,110,497 and $3,035,918, respectively	99,439	174,018
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,678,436	1,570,625
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,852,720 and $2,802,160, respectively	570,884	597,500
	$3,092,415	$3,094,099

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,728,401	$5,141,381
Wages payable	1,946,860	1,805,877
Employee loans	140,522	142,143
Advance from customer	87,020	87,020
Secured line of credit - short term portion	-	128,019
Current portion of mine owners debt facilities	3,294,691	3,075,976
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	2,310,127	2,201,127
TOTAL CURRENT LIABILITIES	15,401,865	14,475,787

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 87,882,975 at March 31, 2015 and December 31, 2014, shares issued and outstanding	87,883	87,883
Additional paid-in-capital	44,938,087	44,911,743
Accumulated deficit	(55,821,442)	(55,433,904)
Accumulated other comprehensive income	1,297,635	1,445,759
TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(9,497,837)	(8,988,519)
NONCONTROLLING INTEREST	(2,811,613)	(2,393,169)
TOTAL DEFICIT	(12,309,450)	(11,381,688)
TOTAL LIABILITIES AND EQUITY	$3,092,415	$3,094,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014

OPERATING EXPENSES:
General and administrative	$435,784	$386,640
Mining and exploration costs	-	109,534
Amortization and depreciation	107,382	105,329

TOTAL OPERATING EXPENSES	543,166	601,503

Operating Loss	(543,166)	(601,503)

OTHER EXPENSES:
Interest expense	120,501	77,945

Total Other Expenses	120,501	77,945

Net Loss	(663,667)	(679,448)

Less: Net loss applicable to noncontrolling interest	(276,129)	(203,033)
Net loss applicable to Global Gold Corporation Common Shareholders	(387,538)	(476,415)

Foreign currency translation adjustment	(290,439)	(295,570)

Comprehensive Net Loss	(677,977)	(771,985)
Less: Comprehensive net loss applicable to noncontrolling interest	142,315	144,829
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(535,662)	$(627,156)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	87,882,975	87,272,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES:
Net loss	$(663,667)	$(679,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	26,344	43,531
Amortization expense	74,579	74,579
Depreciation expense	32,803	30,750
Changes in operating assets and liabilities:
Other current and non current assets	(22,240)	(71,768)
Accounts payable and accrued expenses	473,469	5,697
Accrued interest	111,930	51,237
Wages payable	140,983	126,551

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	174,201	(418,871)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Repayment of secured line of credit	(128,019)	(166,249)
Proceeds from mine owners debt facilities	131,600	284,023
Proceeds from note payable to Directors	109,000	553,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	112,581	670,774

EFFECT OF EXCHANGE RATE ON CASH	(296,626)	(275,566)

NET DECREASE IN CASH	(9,844)	(23,663)

CASH AND CASH EQUIVALENTS - beginning of period	10,781	26,349

CASH AND CASH EQUIVALENTS - end of period	$937	$2,686

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$3,772	$24,919

Noncash Investing and Financing Transactions:	-	-

Purchase of equipment through mine owners debt facility	$87,115	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

BASIS OF ACCOUNTING:

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2014 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2015 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2015. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2015 and 2014, the Company has incurred net losses of $663,667 and $679,448, respectively, has working capital deficit (current liabilities exceed current assets) of approximately $14,658,000 and stock holder deficit of approximately $9,498,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at March 31, 2015 and 2014 and for the periods then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ORGANIZATION:

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2015 and December 31, 2014.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2015 and December 31, 2014, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	104,248	103,515
Total Inventories	$567,159	$566,426

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at March 31, 2015 and 2014 was 2,954,167. There were no warrants outstanding at March 31, 2015 and 2014.

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

For the three months ended March 31, 2015 and 2014, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $26,344 and $43,531, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the three months ended March 31, 2015 and 2014.

	Three Months Ending March 31,
	2015	2014

Net loss applicable to Global Gold Corporation Shareholders	$(387,538)	$(476,415)
Foreign currency translation adjustment	$(148,124)	$(150,741)
Comprehensive loss	$(535,662)	$(627,156)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2015 and 2014, the exchange rate for the Armenian Dram (AMD) was $472 AMD and $413 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  During the three months ended March 31, 2015 and 2014, amortization expense totaled $74,579.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of March 31, 2015 and December 31, 2014.

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

New Accounting Standards:

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We do not expect the adoption of ASU No. 2014-09 to have a material effect on our financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

Plant	$569,420	$569,420
Machinery and equipment	2,553,475	2,529,531
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$3,423,604	$3,399,660
Less accumulated depreciation	(2,852,720)	(2,802,160)
	$570,884	$597,500

The Company had depreciation expense for the three months ended March 31, 2015 and 2014 of $32,803 and $30,750, respectively.

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

As of March 31, 2015 and December 31, 2014, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 and $1,282,398 as of December 31, 2014 and 2013, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2014 and April 14, 2015, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 14 - Agreement and Commitment paragraph Conventus/Amarant Agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2015 and December 31, 2014, the accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2015	2014

Drilling work payable	$154,509	$87,997
Accounts payable	4,788,711	4,443,233
Interest payable	785,181	610,151
	$5,728,401	$5,141,381

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. The Company and GGC have signed as a Guarantor on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and begun mobilization to restart production. The balance due on the debt facilities as of March 31, 2015 and December 31, 2014 was $3,294,691, and $3,075,976, respectively. As of March 31, 2015 and December 31, 2014, the Company has accrued interest of $249,232 and $179,729, respectively, on this debt facility.

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

8. ADVANCES PAYABLE CONSOLIDATED RESOURCES

In addition to the $1,500,000 received under the approved Convertible Notes, as describe in Note 7 above, the Company received additional advances of $394,244 which it is carrying this as a liability, though the Company reserves the right to contest this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  There is no written agreement on these Advances Payable Consolidated Resources and the Company has not accrued any interest on them accordingly. Refer to Note 15 - Legal Proceedings for the dispute related to outstanding amount payable on convertible note and advance payable

9.  NOTES PAYABLE – short and long term portion consisted of the following:

	March 31, 2015	December 31, 2014

Secured line of credit, 14% per annum, due March 20, 2015	$-	$128,019
Less: current portion	-	(128,019)
Long term portion	$-	$-

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan has been fully repaid as of March 31, 2015. The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at March 31, 2015 and December 31, 2014 was $0 and $128,019, respectively.  There was no accrued interest owed as of March 31, 2015 and December 31, 2014. See Subsequent Events for an update on the ABB loan.

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

The following table summarizes the changes in Non-Controlling Interest for the three months ended March 31, 2015.

Balance, December 31, 2014	$(2,393,169)

Net loss attributable to the non-controlling interest	(276,129)
Foreign currency translation loss	(142,315)
Balance, March 31, 2015	$(2,811,613)

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

For the three months ending March 31, 2015 and 2014, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	March 31,	December 31,
	2015	2014

Armenia	$3,068,833	$3,065,277
United States	23,582	28,822
	$3,092,415	$3,094,099

The following summarizes operating losses before provision for income tax:

Net Loss table:
	March 31, 2015	March 31, 2014
Armenia	$324,473	$343,637
United States	339,194	335,811
	$663,667	$679,448

12. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2015 and December 31, 2014.  As of March 31, 2015 and December 31, 2014, the Company had approximately $470 and $5,460, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2015 and as of the date of this filing.

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

The amount of total deferred compensation amortized for the three months ended March 31, 2015 and 2014 was $26,344 and $43,531, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of March 31, 2015, these amounts remain unpaid and the Company has accrued interest of $53,384.

As of March 31, 2015 and December 31, 2014, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of March 31, 2015 and December 31, 2014, one of the Company's Directors, Drury Gallagher, was owed $1,806,000 and $1,697,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of March 31, 2015 and December 31, 2014, the Company owes unpaid wages of approximately $1,250,000 and $1,152,000, respectively, to management including approximately $615,000 and $559,000, respectively to Mr. Van Krikorian and $450,000 and $409,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  March 31, 2015 and December 31, 2014, the Company had accrued interest of approximately $258,000 and $238,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of March 31, 2015 and December 31, 2014.

As of March 31, 2015 and December 31, 2014, the Company had interest free loans due to employees in Armenia of approximately $141,000 and $142,000, respectively.

14. AGREEMENTS AND COMMITMENTS

Industrial Minerals/Linne/Jacero Agreements

On March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of March 31, 2015 and December 31, 2014.

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

As of March 31, 2015, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

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

See Note 15 - Legal Proceedings.

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

On October 26, 2012, the shares of Mego and Getik were registered, subject to terms and conditions as stated in the transfer documents, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payable. CRA failed to meet the terms and conditions.

See Note 15 - Legal Proceedings, below.

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

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260).   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The United States Court of Appeals for the Second Circuit in New York subsequently confirmed the dismissal “without prejudice” to the Company, and the Company is considering its options.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of March 31, 2015 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

16. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of March 31, 2015 through the date of the unaudited condensed consolidated financial statements were available to be issued.

As of April 11, 2015, ABB bank has released all of its security interests on the Company's properties in Armenia.

On May 5, 2015, the Company executed employment agreement extensions effective July 1, 2015, with Ashot Boghossian and Van Krikorian, and effective August 1, 2015, with Jan Dulman as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 20, 2014.  The agreements are extended for an additional three years under the same terms.  All shares issued under these extensions will vest in equal semi-annual installments over the term of the employment agreements.  All shares were issued at fair market value and are amortized over the term of the employment agreements. On May 8, 2015, the Company issued 1,687,500 shares of common stock in connection with these extensions.

On May 8, 2015, the Company issued as directors’ fees to each of the six directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, Lester Caesar and Van Z. Krikorian) 50,000 restricted shares of the Company’s Common Stock at $0.01 per share for a total value of $3,000.  The shares were issued pursuant to the Board’s April 27, 2015 decision from which date the shares were valued.

On May 8, 2015, the Company declared a stock bonus to employees in Armenia 260,000 restricted shares of the Company’s Common Stock at $0.01 per share for a total value of $2,600. The shares were issued pursuant to the Board’s April 27, 2015 decision from which date the shares were valued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q and other reports filed by Global Gold Corp. (“we,” “us,” “our,” or the “Company”) from time to time with the SEC contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited condensed financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the three months ended March 31, 2015.

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

RECENT UPDATES

As of April 11, 2015, ABB bank has released all of its security interests on the Company's properties in Armenia.

On May 5, 2015, the Company executed employment agreement extensions effective July 1, 2015, with Ashot Boghossian and Van Krikorian, and effective August 1, 2015, with Jan Dulman as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 20, 2014.  The agreements are extended for an additional three years under the same terms.  All shares issued under these extensions will vest in equal semi-annual installments over the term of the employment agreements.  All shares were issued at fair market value and are amortized over the term of the employment agreements. On May 8, 2015, the Company issued 1,687,500 shares of common stock in connection with these extensions.

On May 8, 2015, the Company issued as directors’ fees to each of the six directors (Nicholas Aynilian, Drury J. Gallagher, Harry Gilmore, Ian Hague, Lester Caesar and Van Z. Krikorian) 50,000 restricted shares of the Company’s Common Stock at $0.01 per share for a total value of $3,000.  The shares were issued pursuant to the Board’s April 27, 2015 decision from which date the shares were valued.

On May 8, 2015, the Company declared a stock bonus to employees in Armenia 260,000 restricted shares of the Company’s Common Stock at $0.01 per share for a total value of $2,600. The shares were issued pursuant to the Board’s April 27, 2015 decision from which date the shares were valued.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2015 AND 2014

During the three month period ended March 31, 2015 and 2014, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.

During the three month period ended March 31, 2015, the Company's administrative and other expenses were $435,784 which represented an increase of $49,144 from $386,640 in the same period last year. The expense increase was primarily attributable to increased legal expenses of $20,163, compensation expense of $33,651 and insurance expenses of $11,267 offset by a decrease of stock compensation of $17,187.

During the three month period ended March 31, 2015, the Company did not have any mine exploration costs which represented a decrease of $109,534 from $109,534 in the same period last year.  The expense increase was attributable to the decreased activity at the Toukhmanuk Property of $109,534.

During the three month period ended March 31, 2015, the Company's amortization and depreciation expenses were $107,382 which represented an increase of $2,053 from $105,329 in the same period last year. The expense increase was attributable to an increase in depreciation expense of $2,053.

During the three month period ended March 31, 2015, the Company had interest expense of $120,501 which represented an increase of $42,556 from $77,945 in the same period last year.  The expense increase was attributable to an increase of interest expense of $5,297 on wages payable, an increase of $55,654 on mine owners debt facilities, and an increase of $2,709 on note payable to Directors offset by a decrease in interest expense of $21,147 on a secured line of credit due principal payments made.

Deposits on contracts and equipment increased by $107,811 at March 31, 2015 from $1,570,625 due to the purchase of equipment.

Current liabilities increased by $926,078 as of March 31, 2015 due to increases in accounts payable of $587,020, wages payable of $140,983, mine owners debt facility of $218,715 and note payable to director of $109,000 offset by a decrease in employee loans of $1,621 and secured line of credit – short term portion of $128,019.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of March 31, 2015 the Company's total assets were $3,092,415, of which $937 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2015 is:

(a) To complete construction of the plant expansion, implement the mining plan and to recommence operating expanded mining operations at Toukhmanuk in accordance with the mine operator’s approved plan, and to continue to explore this property to confirm and develop historical reports, to explore and develop the Getik property in Armenia;

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

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was $174,201 for the three months ended March 31, 2015, as compared to net cash used of $(418,871) for the three months ended March 31, 2014. The decrease of $593,072 was primarily due to an increase in accounts payable and accrued expenses of $467,772, increase in accrued interest of $60,693, increase in wages payable of $14,432 and decrease in other current and non-current assets of $49,528.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2015 and 2014.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2015 cash provided by financing activities decreased by $558,193 to $112,581 compared to $670,774 for the three months ended March 31, 2014, primarily due to decrease in the proceeds from notes payable to Directors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $451,569 and $11,342, respectively, as of March 31, 2015 and December 31, 2014 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2015 and December 31, 2014.  As of March 31, 2015 and December 31, 2014, the Company had approximately $470 and $5,460, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2015 and as of the date of this filing.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the final judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260).   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The United States Court of Appeals for the Second Circuit in New York subsequently confirmed the dismissal “without prejudice” to the Company, and the Company is considering its options.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of March 31, 2015 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of March 31, 2015 and as of December 31, 2014; Statements of Operations and Comprehensive Loss for the three months ended March 31, 2015 and 2014, and Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 10.68	Final Award issued by the arbitrator on June 26, 2014 in arbitration between Global Gold Corporation and Amarant Mining Ltd and Alluvia Mining, Ltd (62)

Exhibit 10.69	International Center for Investment Dispute Resolution Final Award on November 10, 2014 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (63)

Exhibit 10.70	Amended and Extended Employment Agreement, effective July 1, 2015, by and between Global Gold Corporation and Van Krikorian.

Exhibit 10.71	Amended and Extended Employment Agreement, effective July 1, 2015, by and between GGM, LLC and Ashot Boghossian.

Exhibit 10.72	Amended and Extended Employment Agreement, effective August 1, 2015, by and between Global Gold Corporation and Jan Dulman.

Exhibit 10.73	March 27, 2015 Court of Appeals of the Island of Jersey ruling in Favor of Global Gold Corporation against Consolidated Resources Armenia.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

GLOBAL GOLD CORPORATION

Date: May 20, 2015	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)