Form 10-Q
period 2015-06-30
GLOBAL GOLD CORP
filed 2015-08-20
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2015 there were 90,130,475 shares of the issuer's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,617	$10,781
Inventories	584,720	566,426
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570	-	-
Other current assets	82,600	82,167
TOTAL CURRENT ASSETS	769,519	751,956

LICENSES, net of accumulated amortization of $3,185,076 and $3,035,918, respectively	24,860	174,018
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,878,870	1,570,625
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,877,205 and $2,802,160, respectively	535,039	597,500
TOTAL ASSETS	$3,208,288	$3,094,099

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$5,531,285	$5,141,381
Wages payable	2,094,768	1,805,877
Employee loans	155,684	142,143
Advance from customer	87,020	87,020
Secured line of credit - short term portion	-	128,019
Current portion of mine owners debt facilities	3,735,577	3,075,976
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	2,457,127	2,201,127
TOTAL CURRENT LIABILITIES	15,955,705	14,475,787

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 90,130,475 and 87,882,975 at June 30, 2015 and December 31, 2014, respectively, shares issued and outstanding	90,130	87,883
Additional paid-in-capital	44,967,784	44,911,743
Accumulated deficit	(56,245,819)	(55,433,904)
Accumulated other comprehensive income	1,430,370	1,445,759

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(9,757,535)	(8,988,519)

NONCONTROLLING INTEREST	(2,989,882)	(2,393,169)

TOTAL DEFICIT	(12,747,417)	(11,381,688)

TOTAL LIABILITIES AND DEFICIT	$3,208,288	$3,094,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
OPERATING EXPENSES:
General and administrative	$409,860	$824,197	$845,644	$1,210,837
Mining and exploration costs	84,475	100,922	84,475	210,456
Amortization and depreciation	106,944	105,102	214,326	210,431

TOTAL OPERATING EXPENSES	601,279	1,030,221	1,144,445	1,631,724

Operating Loss	(601,279)	(1,030,221)	(1,144,445)	(1,631,724)

OTHER EXPENSES:
Interest expense	128,896	92,523	249,397	170,468

Total Other Expenses	128,896	92,523	249,397	170,468

Net Loss	(730,176)	(1,122,744)	(1,393,843)	(1,802,192)

Less: Net loss applicable to noncontrolling interest	(305,799)	(188,694)	(581,928)	(391,727)
Net loss applicable to Global Gold Corporation Common Shareholders	(424,377)	(934,050)	(811,915)	(1,410,465)

Foreign currency translation adjustment	260,265	83,636	(30,174)	(211,934)

Comprehensive Net Loss	(164,112)	(850,414)	(842,089)	(1,622,399)
Less: Comprehensive net loss applicable to noncontrolling interest	(125,530)	(40,981)	14,785	103,848
Comprehensive Net Loss applicable to Global Gold Corporation Common Shareholders	$(289,642)	$(891,395)	$(827,304)	$(1,518,551)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	89,315,283	87,740,008	88,603,085	87,507,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES:
Net loss	$(1,393,843)	$(1,802,191)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	52,688	87,062
Amortization expense	149,158	149,158
Depreciation expense	65,168	61,273
Stock based compensation	5,600	61,600
Expenses incurred by mine owners debt facility	158,127	-
Changes in operating assets and liabilities:
Other current and non current assets	(37,098)	(794,180)
Accounts payable and accrued expenses	403,175	169,971
Accrued interest	242,007	121,765
Wages payable	288,891	400,234

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(66,127)	(1,545,308)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Repayment of secured line of credit	(128,019)	(311,707)
Proceeds from mine owners debt facilities	211,600	1,274,729
Proceeds from note payable to Directors	256,000	765,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	339,581	1,728,022

EFFECT OF EXCHANGE RATE ON CASH	(274,618)	(207,391)

NET DECREASE IN CASH	(1,164)	(24,677)

CASH AND CASH EQUIVALENTS - beginning of period	10,781	26,349

CASH AND CASH EQUIVALENTS - end of period	$9,617	$1,672

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$3,772	$45,259

Noncash Investing and Financing Transactions:

Purchase of equipment through mine owners debt facility	$289,874	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

BASIS OF ACCOUNTING:

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2014 annual report on Form 10-K. The results of operations for the six month period ended June 30, 2015 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2015. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2015 and 2014, the Company has incurred net losses of $1,393,843 and $1,802,192, respectively, has working capital deficit (current liabilities exceed current assets) of approximately $15,186,000 and stock holder deficit of approximately $9,758,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at June 30, 2015 and 2014 and for the periods then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2015 and December 31, 2014.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2015 and December 31, 2014, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	121,809	103,515
Total Inventories	$584,720	$566,426

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at June 30, 2015 and 2014 was 2,954,167. There were no warrants outstanding at June 30, 2015 and 2014.

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

For the six months ended June 30, 2015 and 2014, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2015 and 2014 was $58,288 and $148,662, respectively and for the three months ended June 30, 2015 and 2014 was $31,944 and $103,131, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the six months ended June 30, 2015 and 2014.

	Six Months Ending June 30,
	2015	2014

Net loss applicable to Global Gold Corporation Shareholders	$(811,915)	$(1,410,465)
Foreign currency translation adjustment	$(15,389)	$(108,086)
Comprehensive loss	$(827,304)	$(1,518,551)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the unaudited condensed consolidated financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2015 and 2014, the exchange rate for the Armenian Dram (AMD) was $473 AMD and $408 AMD for $1.00 U.S.

Principles of Consolidation - Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and more-than-50%-owned subsidiaries that it controls.   Inter-company balances and transactions have been eliminated in consolidation.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  During the three and six months ended June 30, 2015 and 2014, amortization expense totaled $74,579 and $149,158, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of June 30, 2015 and December 31, 2014.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014

Plant	$569,420	$569,420
Machinery and equipment	2,542,115	2,529,531
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$3,412,244	$3,399,660
Less accumulated depreciation	(2,877,205)	(2,802,160)
	$535,039	$597,500

The Company had depreciation expense for the six months ended June 30, 2015 and 2014 of 65,168 and $61,273, respectively. The Company had depreciation expense for the three months ended June 30, 2015 and 2014 of $32,365 and $30,523, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 and $1,282,398 as of December 31, 2014 and 2013, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2014 and August 14, 2015, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 14 - Agreement and Commitment paragraph Conventus/Amarant Agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2015 and December 31, 2014, the accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2015	2014

Drilling work payable	$158,375	$87,997
Accounts payable	4,534,128	4,443,233
Interest payable	838,782	610,151
	$5,531,285	$5,141,381

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. The Company and GGC have signed as a Guarantor on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and begun to restart production. Pictures of plant construction progress are on the Company’s website. The balance due on the debt facilities as of June 30, 2015 and December 31, 2014 was $3,735,577, and $3,075,976, respectively. As of June 30, 2015 and December 31, 2014, the Company has accrued interest of $328,770 and $179,729, respectively, on this debt facility.

 7. CONVERTIBLE NOTE PAYABLE

On December 29, 2011, the Company and CRA signed a Binding Term sheet for a convertible note facility for not less than $2,000,000 with a cash coupon of 3% per annum and a guaranteed minimum IRR of 15% at a “Liquidity Event” (the “Convertible Notes”).  The Convertible Notes were guaranteed by GGC until the execution of the shares transfer agreements, which occurred on September 26, 2013.  On January 17, 2012, the Company signed an “Instrument” covering the Convertible Notes supplementing the December 29, 2011 Binding Term sheet.  The Instrument removed the 3% per annum cash coupon and provided that the Convertible Notes could be prepaid at any time prior to a liquidity event at par, defining a Liquidity Event as “an initial public offering of the Company’s ordinary shares on a stock exchange or a Change of Control of the Company or any of its subsidiaries. A Change of Control was defined as “a change of 50.1% or more of a beneficial ownership of the legal and beneficial ownership of the Company or the relevant subsidiary except in the case of an initial public offering.” On February 19, 2012, the Company, GGC, CRA and their respective subsidiaries signed a series of additional agreements which appointed GGM as the interim manager of the business and required reimbursement of its budgeted and other costs.  In April and May 2012, notices of breach of those February 2012 agreements were issued and damages claims were asserted, then the outstanding issues were resolved in documents and resolutions executed on September 19, 2012.  On September 19, 2012, repayment of the Convertible Notes was extended to the sooner of September 19, 2013, a Public Listing, or a financing of the Company with interest payable at 4% per annum.  The joint venture was closed on October 26, 2012 with the registration of the Mego and Getik share transfer agreements.  On November 22, 2013, the Company, GGC, CRA, and other parties agreed that all outstanding GGCRL group debt including the Convertible Notes will be audited and agreed then assumed by Signature Gold as part of the merger transaction. The November 22, 2013 agreement also provided that a repayment schedule of all debt will be determined once the audit is complete.   The November 22, 2013 agreement did not trigger a 15% IRR provision because it does not constitute a Liquidity Event until the merged companies shares are publicly listed and is not a change of control since the beneficial ownership does not change by 50.1%.

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

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council.

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

9.  NOTES PAYABLE – short and long term portion consisted of the following:

	June 30, 2015	December 31, 2014

Secured line of credit, 14% per annum, due March 20, 2015	$-	$128,019
Less: current portion	-	(128,019)
Long term portion	$-	$-

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan has been fully repaid as of March 31, 2015. The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at June 30, 2015 and December 31, 2014 was $0 and $128,019, respectively.  There was no accrued interest owed as of June 30, 2015 and December 31, 2014.

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

The following table summarizes the changes in Non-Controlling Interest for the six months ended June 30, 2015.

Balance, December 31, 2014	$(2,393,169)

Net loss attributable to the non-controlling interest	(581,928)
Foreign currency translation loss	(14,785)
Balance, June 30, 2015	$(2,989,882)

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

For the three and six months ending June 30, 2015 and 2014, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	June 30,	December 31,
	2015	2014

Armenia	$3,184,837	$3,065,277
United States	23,451	28,822
	$3,208,288	$3,094,099

The following summarizes operating losses before provision for income tax:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Armenia	$856,542	$633,923	$532,069	$290,286
United States	537,301	1,168,268	198,107	832,458
	$1,393,843	$1,802,191	$730,176	$1,122,744

12. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2015 and December 31, 2014.  As of June 30, 2015 and December 31, 2014, the Company had approximately $8,700 and $5,460, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2015 and as of the date of this filing.

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

Restricted Stock Units:

On May 8, 2015, in terms of a restricted stock award, 1,687,500 restricted shares were issued as per the Company’s executed employment agreement extensions effective July 1, 2015, with Ashot Boghossian and Van Krikorian, and effective August 1, 2015, with Jan Dulman as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 20, 2014. The agreements are extended for an additional three years under the same terms.

These shares will be vest to Ashot Boghossian for each six month period, commencing on July 1, 2015, he shall become fully vested in 56,250 Shares granted hereunder. Thus, if he complete six, twelve, eighteen, twenty four, thirty and then thirty six months of service as provided hereunder, he shall be vested in 56,250, 112,500, 168,750, 225,000, 281,250, and then 337,500 of the Shares granted hereunder, respectively.

These shares will be vest to Van Krikorian for the first six month period commencing July 1, 2015 within which he render the services provided herein, he shall become fully vested in one sixth of the total Shares granted hereunder. For the next six month periods thereafter commencing on January 1, 2016 through June 30, 2018, he shall become fully vested in an additional one sixth of the total Shares granted hereunder. Thus, if he complete six, twelve, eighteen, twenty four, thirty and then thirty six months of service as provided hereunder, you shall be vested in 175,000, 350,000, 525,000, 700,000, 875,000, and then 1,050,000 of the Shares granted hereunder, respectively.

These shares will be vested to Jan Dulman for the first six month period commencing August 1, 2015 within which he render the services provided herein, he shall become fully vested in one sixth of the total Shares granted hereunder. For the next six month periods thereafter commencing on February 1, 2016 through July 31, 2018, he shall become fully vested in an additional one sixth of the total Shares granted hereunder. Thus, if he complete six, twelve, eighteen, twenty four, thirty and then thirty six months of service as provided hereunder, you shall be vested in 50,000, 100,000, 150,000, 200,000, 250,000, and then 300,000 of the Shares granted hereunder, respectively.

The restricted stock outstanding and exercisable at June 30, 2015 is as follows:

	Restricted Stock Outstanding		Restricted Stock Vested
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$0.01	1,687,500	$0.01	-	$0.01

The Company has recorded an expense of $0 and $0 for the six months ended June 30, 2015 and 2014, relating to the restricted stock award and a further $16,875 will be expensed over the vesting period of the stock which takes place over the three years.

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

The amount of total deferred compensation amortized for the six months ended June 30, 2015 and 2014 was $52,688 and $87,062, respectively.  The amount of total deferred compensation amortized for the three months ended June 30, 2015 and 2014 was $26,344 and $43,531, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of June 30, 2015, these amounts remain unpaid and the Company has accrued interest of $53,384.

As of June 30, 2015 and December 31, 2014, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of June 30, 2015 and December 31, 2014, one of the Company's Directors, Drury Gallagher, was owed $1,953,000 and $1,697,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of June 30, 2015 and December 31, 2014, the Company owes unpaid wages of approximately $1,348,000 and $1,152,000, respectively, to management including approximately $672,000 and $559,000, respectively to Mr. Van Krikorian and $491,000 and $409,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of June 30, 2015 and December 31, 2014, the Company had accrued interest of approximately $279,000 and $238,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of June 30, 2015 and December 31, 2014.

As of June 30, 2015 and December 31, 2014, the Company had interest free loans due to employees in Armenia of approximately $156,000 and $142,000, respectively.

14. AGREEMENTS AND COMMITMENTS

Industrial Minerals/Linne/Jacero Agreements

On March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of June 30, 2015 and December 31, 2014.

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

As of the date of this Report, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

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

See the Company’s 2014 Form 10-K for the historical background of the agreements related to the terminated Marjan JV and Caldera Resources.

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

On October 26, 2012, the shares of Mego and Getik were registered, subject to terms and conditions as stated in the transfer documents, with the State Registry of the Republic of Armenia, as being fully owned by GGCR Mining.  The registration was completed after approval was given by ABB which required Global Gold to guaranty the ABB line of credit payable. CRA failed to meet the terms and conditions. The terms and conditions included, but were not limited to, (a) funding the one year budget, (b) funding the loan payments due to ABB bank in Armenia, (c) performance of employment agreements, (d) the plans for a public listing of the parent company of GGCR Mining (“GGCRL”) by June 30, 2013 (authorized as on the AIM exchange in London), (e) reimbursement of Global Gold Corporation for all payments made on behalf of GGCR Mining and related entities as well as payment of all accrued and unpaid obligations to contractors, auditors, counsel and CSA, and (f) that in connection with the public listing of GGCRL by June 30, 2013, GGCRL would issue to GGC additional shares in an amount equal to the greater of 51% of the issued and outstanding shares of the Company upon the financing or issuances of shares in a public listing or a reverse merger or additional shares and/or after distributing shares or options to employees or consultants, so together with shares currently owned by GGC, thirty days after public trading of shares, shall equal based upon the average weighted value thereof as defined in the JV Agreement the greater of 51% or the value of $40,000,000. The terms and conditions were signed by Caralapti Premraj who is the representative of Consolidated Resources.

Consolidated Resources failed to meet each of the terms and conditions noted above. For example, As of September 30, 2013, the balance due on advances from Global Gold Corporation was $5,244,865 plus accrued interest of $164,224, none of which was paid. Global Gold had to cover the ABB payments, and there was obviously no public listing on AIM by June 30, 2013.

Without waiving any of its rights, Global Gold allowed Consolidated Resouces to work to cure its failures in 2013 and on November 22, 2013 the parties signed an agreement with Signature Gold (also described in our SEC filings) in which Global Gold would have been paid and waived the multiple breaches by Consolidated Resources; however, Consolidated Resources frustrated the closing of that transaction and the audit of GGCRL. In addition, as described elsewhere in our SEC filings, the Company has discovered that Consolidated Resources engaged in a pattern of fraud. In addition to the multiple material breaches of terms and conditions outlined above, the fraudulent acts also vitiate Global Gold’s obligations to Consolidated Resources. In addition, Mr. Premraj has abandoned his duties as a director of GGCRL by not engaging or communicating with GGCRL, GGCRM, or Global Gold since early 2014 when he refused to attend the directors and shareholders’ meetings to consider and approve the audit required by the November 2013 Signature Merger and Sale Agreement.

As of April 11, 2015, ABB Bank has released all of its security interests in the Company’s properties in Armenia. As a result, Linne Mining has moved up to the priority position as a secured creditor.

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

On April 22, 2015, the Victoria Legal Services Commission in Australia found that the attorney Mr. Premraj chose to represent GGCRL in the Signature Gold transaction, Charles Wantrup, who acted to the detriment of the Company, engaged in “unsatisfactory professional conduct.”

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council.

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

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.   On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The United States Court of Appeals for the Second Circuit in New York subsequently confirmed the dismissal “without prejudice” to the Company, and the Company is considering its options.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of June 30, 2015 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

16. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2015 through the date of the unaudited condensed consolidated financial statements were available to be issued.

On July 20, 2015, in accordance with the CRA Agreements and the Jersey Court of Appeals decisions, the Company instituted a mediation process with CRA at the American Arbitration Association in New York City. In a further material breach of the CRA Agreements, CRA refused to participate in the mediation.

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

These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the six months ended June 30, 2015.

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

On June 1, 2015, the Armenian Government State Committee of Reserves reconfirmed the Toukhmanuk Armenian standard C-1 and C-2 categories established in 2009. Please see our “Cautionary Note to U.S. Investors” on our website and Form 10-K with regard to the SEC and other standards for the term “reserve.”

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

During the three and six month period ended June 30, 2015 and 2014, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.

During the six month period ended June 30, 2015, the Company's administrative and other expenses were $845,644 which represented a decrease of $365,193 from $1,210,837 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $250,998, and stock compensation of $90,374.

During the three month period ended June 30, 2015, the Company's administrative and other expenses were $409,860 which represented a decrease of $414,337 from $824,197 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $274,160, and stock compensation of $73,187.

During the six month period ended June 30, 2015, the Company’s mine exploration costs were $84,475 which represented a decrease of $125,981 from $210,456 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $125,981.

During the three month period ended June 30, 2015, the Company’s mine exploration costs were $84,475 which represented a decrease of $16,447 from $100,922 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $16,447.

During the six month period ended June 30, 2015, the Company's amortization and depreciation expenses were $214,326 which represented an increase of $3,895 from $210,431 in the same period last year. The expense increase was attributable to an increase in depreciation expense of $3,895.

During the three month period ended June 30, 2015, the Company's amortization and depreciation expenses were $106,944 which represented an increase of $1,842 from $105,102 in the same period last year. The expense increase was attributable to an increase in depreciation expense of $1,842.

During the six month period ended June 30, 2015, the Company had interest expense of $249,397 which represented an increase of $78,929 from $170,468 in the same period last year.  The expense increase was attributable to an increase of $106,882 on mine owners debt facilities, an increase of interest expense of $10,289 on wages payable, and an increase of $2,712 on note payable to Directors offset by a decrease in interest expense of $45,259 on a secured line of credit due principal payments made.

During the three month period ended June 30, 2015, the Company had interest expense of $128,896 which represented an increase of $36,373 from $92,523 in the same period last year.  The expense increase was attributable to an increase of $51,229 on mine owners debt facilities, and an increase of interest expense of $4,991 on wages payable, and offset by a decrease in interest expense of $20,340 on a secured line of credit due principal payments made.

During the six month period ended June 30, 2015, the Company had a net loss of $1,393,843 which represented a decrease of $408,349 from $1,802,192 in the same period last year. The decrease was attributable to the reasons specified above.

During the three month period ended June 30, 2015, the Company had a net loss of $730,176 which represented a decrease of $392,568 from $1,122,744 in the same period last year. The decrease was attributable to the reasons specified above.

Deposits on contracts and equipment increased by $308,245 at June 30, 2015 from $1,570,625 due to the purchase of equipment and down payment on construction contracts.

Current liabilities increased by $1,479,918 as of June 30, 2015 due to increases in accounts payable of $389,904, wages payable of $288,891, mine owners debt facility of $659,601, employee loans of $13,541 and note payable to director of $256,000 offset by a decrease in secured line of credit – short term portion of $128,019.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of June 30, 2015 the Company's total assets were $3,208,288, of which $9,617 consisted of cash or cash equivalents. The Company’s current assets were approximately $770,000, current liabilities were approximately $15,956,000, and had working deficit (current liabilities exceed current assets) of approximately $15,186,000. The Company did not have any long term debt as of June 30, 2015.

The Company's expected plan of operation for the calendar year 2015 is:

(a) To complete the construction of the new plant (pictures are available on the Company’s website) and to implement the mining plan and to recommence operating expanded mining operations at Toukhmanuk in accordance with the mine operator’s approved plan (approximate cost of $3,250,000), as well as to continue to explore this property to confirm and develop historical reports (approximate cost of $2,300,000), to explore and develop the Getik property in Armenia (approximate initial cost of $1,700,000);

(b) To mine, develop, and explore at the Marjan property in Armenia (approximate initial cost of $5,000,000);

(c) To pursue enforcement of the International Arbitration awards and court judgments against CRA, Caldera Resources, and Conventus/Alluvia/Amarant (cost is undetermined at this time);

(d) To review and acquire additional mineral bearing properties in Chile, Armenia, and other countries (no additional costs projected unless any acquisitions are made); and

(e) Pursue additional financing through private placements, debt and/or joint ventures (no additional costs to pursue additional funding).

On July 5, 2013, the Company concluded a fifteen year operating agreement with Linne Mining, LLC (“Linne”) as the operator along with an $8,800,000 debt facilities agreement to fund future production at Toukhmanuk. On June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) for the Toukhmanuk property to which the Company was entitled and was a prerequisite to processing ore. Equipment for the plant upgrades has been delivered to the mine site for assembly and operation. The Company continues to work with the mine contractor, Linne, in accordance with the approved plan and to construct the new tailings dam (approximate cost of $1,000,000), and the design and construction of a new upgraded plant (approximate cost of $3,000,000) to be completed and operational for production in 2015.

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

The Company does not currently intend to define proven or probable reserves, in accordance with SEC Industry Guide 7 prior to extracting mineralized materials.

Net Cash Used in Operating Activities

During the six months ended June 30, 2015 cash used in operating activities decreased by $1,479,181 to $66,127 compared to $1,545,308 for the six months ended June 30, 2014, primarily due to a decrease in net loss of $408,348, increase is expenses incurred by mine owners debt facility of $158,127, increase in accounts payable and accrued expenses of $233,204, increase in accrued interest of $120,242, and decrease in other current and non-current assets of $757,082 offset by a decrease in wages payable of $111,343.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2015 and 2014.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2015 cash provided by financing activities decreased by $1,388,441 to $339,581 compared to $1,728,022 for the six months ended June 30, 2014, primarily due to decrease in the proceeds from mine owners debt facilities of $1,063,129, decrease in the proceeds from notes payable to Directors of $509,000 offset by a decrease in repayment of secured line of credit of $183,688.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $451,569 and $11,342, respectively, as of June 30, 2015 and December 31, 2014 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2015 and December 31, 2014.  As of June 30, 2015 and December 31, 2014, the Company had approximately $8,700 and $5,460, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2015 and as of the date of this filing.

The majority of the Company's present activities are in Armenia. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On April 22, 2015, the Victoria Legal Services Commission in Australia found that the attorney Mr. Premraj chose to represent GGCRL in the Signature Gold transaction, Charles Wantrup, who acted to the detriment of the Company, engaged in “unsatisfactory professional conduct.”

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council.

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

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.  On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The United States Court of Appeals for the Second Circuit in New York subsequently confirmed the dismissal “without prejudice” to the Company, and the Company is considering its options.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of June 30, 2015 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of June 30, 2015 and as of December 31, 2014; Statements of Operations and Comprehensive Loss for the six and three months ended June 30, 2015 and 2014, and Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 10.68	Final Award issued by the arbitrator on June 26, 2014 in arbitration between Global Gold Corporation and Amarant Mining Ltd and Alluvia Mining, Ltd (62)

Exhibit 10.69	International Center for Investment Dispute Resolution Final Award on November 10, 2014 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (63)

Exhibit 10.70	Amended and Extended Employment Agreement, effective July 1, 2015, by and between Global Gold Corporation and Van Krikorian. (64)

Exhibit 10.71	Amended and Extended Employment Agreement, effective July 1, 2015, by and between GGM, LLC and Ashot Boghossian. (65)

Exhibit 10.72	Amended and Extended Employment Agreement, effective August 1, 2015, by and between Global Gold Corporation and Jan Dulman. (66)

Exhibit 10.73	March 27, 2015 Court of Appeals of the Island of Jersey ruling in Favor of Global Gold Corporation against Consolidated Resources Armenia. (67)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(64) Incorporated herein by reference to Exhibit 10.70 to the Company’s quarterly report on Form10-Q for the first quarter ended March 31, 2015, filed with the SEC on May 20, 2015.

(65) Incorporated herein by reference to Exhibit 10.71 to the Company’s quarterly report on Form10-Q for the first quarter ended March 31, 2015, filed with the SEC on May 20, 2015.

(66) Incorporated herein by reference to Exhibit 10.72 to the Company’s quarterly report on Form10-Q for the first quarter ended March 31, 2015, filed with the SEC on May 20, 2015.

(67) Incorporated herein by reference to Exhibit 10.73 to the Company’s quarterly report on Form10-Q for the first quarter ended March 31, 2015, filed with the SEC on May 20, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: August 19, 2015	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)