Form 10-Q
period 2015-09-30
GLOBAL GOLD CORP
filed 2015-11-20
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015 there were 90,130,475 shares of the issuer's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$8,945	$10,781
Inventories	614,339	566,426
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570	-	-
Other current assets	103,114	82,167
TOTAL CURRENT ASSETS	818,980	751,956

LICENSES, net of accumulated amortization of $3,209,936 and $3,035,918, respectively	-	174,018
DEPOSITS ON CONTRACTS AND EQUIPMENT	1,127,514	1,570,625
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,898,160 and $2,802,160, respectively	1,471,291	597,500

TOTAL ASSETS	$3,417,785	$3,094,099

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,007,005	$5,141,381
Wages payable	2,131,010	1,805,877
Employee loans	136,266	142,143
Advance from customer	87,020	87,020
Secured line of credit - short term portion	-	128,019
Current portion of mine owners debt facilities	4,104,577	3,075,976
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	2,688,627	2,201,127
TOTAL CURRENT LIABILITIES	17,048,749	14,475,787

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 90,130,475 and 87,882,975 at September 30, 2015 and December 31, 2014, respectively, shares issued and outstanding	90,130	87,883
Additional paid-in-capital	44,970,981	44,911,743
Accumulated deficit	(56,653,873)	(55,433,904)
Accumulated other comprehensive income	1,324,504	1,445,759

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(10,268,259)	(8,988,519)

NONCONTROLLING INTEREST	(3,362,705)	(2,393,169)

TOTAL DEFICIT	(13,630,964)	(11,381,688)

TOTAL LIABILITIES AND DEFICIT	$3,417,785	$3,094,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
OPERATING EXPENSES:
General and administrative	$429,398	$410,981	$1,275,042	$1,621,818
Mining and exploration costs	47,148	402,311	131,623	612,767
Amortization and depreciation	57,903	105,382	272,229	315,813

TOTAL OPERATING EXPENSES	534,449	918,674	1,678,894	2,550,398

Operating Loss	(534,449)	(918,674)	(1,678,894)	(2,550,398)

OTHER EXPENSES:
Interest expense	144,714	111,451	394,111	281,919

Total Other Expenses	144,714	111,451	394,111	281,919

Net Loss	(679,163)	(1,030,125)	(2,073,005)	(2,832,317)

Less: Net loss applicable to noncontrolling interest	(271,108)	(385,724)	(853,036)	(777,450)
Net loss applicable to Global Gold Corporation Common Shareholders	(408,055)	(644,401)	(1,219,969)	(2,054,867)

Foreign currency translation adjustment	(207,581)	(474,125)	(237,755)	(686,059)

Comprehensive Net Loss	(615,636)	(1,118,526)	(1,457,724)	(2,740,926)
Less: Comprehensive net loss applicable to noncontrolling interest	101,715	232,321	116,500	336,169
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(513,921)	$(886,205)	$(1,341,224)	$(2,404,757)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	90,130,475	87,882,975	89,117,810	87,634,220

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES:
Net loss	$(2,073,005)	$(2,832,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	55,885	113,406
Amortization expense	174,018	223,737
Depreciation expense	98,211	92,076
Stock based compensation	5,600	61,600
Expenses incurred by mine owners debt facility	207,127	652,894
Changes in operating assets and liabilities:
Other current and non current assets	48,675	(142,042)
Accounts payable and accrued expenses	519,352	399,573
Accrued interest	340,125	220,698
Wages payable	325,133	504,554

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(298,879)	(705,821)

FINANCING ACTIVITIES:
Repayment of secured line of credit	(128,019)	(465,656)
Proceeds from mine owners debt facilities	291,600	536,100
Proceeds from note payable to Directors	487,500	1,337,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	651,081	1,407,444

EFFECT OF EXCHANGE RATE ON CASH	(354,038)	(656,184)

NET DECREASE (INCREASE) IN CASH	(1,836)	45,439

CASH AND CASH EQUIVALENTS - beginning of period	10,781	26,349

CASH AND CASH EQUIVALENTS - end of period	$8,945	$71,788

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$3,772	$61,221

Noncash Investing and Financing Transactions:

Purchase of equipment through mine owners debt facility	$529,874	$1,144,266

Reclassification from Deposits on contracts and equipment to Construction in Process	$972,985	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

BASIS OF ACCOUNTING:

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2014 annual report on Form 10-K. The results of operations for the three and nine month period ended September 30, 2015 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2015. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2015 and 2014, the Company has incurred net losses of $2,073,005 and $2,832,317, respectively. The Company has working capital deficit (current liabilities exceed current assets) of approximately $16,230,000 and stock holder deficit of approximately $10,268,000 as of September 30, 2015.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at September 30, 2015 and 2014 and for the periods then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ORGANIZATION:

The Company is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 20 people globally on a year round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations has reduced the number of employees directly employed by the Company on a seasonal basis.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2015 and December 31, 2014.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2015 and December 31, 2014, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	151,428	103,515
Total Inventories	$614,339	$566,426

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

Deposits on Contracts and Equipment - The Company has made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment. The Company has requested but not received substantiation from Linne Mining for advances and amounts drawn down on the Mine Operator's Debt Facility. Amounts advanced but for which substantiation have been provided including assets for which title has not transferred to the Company and deposits made to mining and other contractors for future work have been recorded as Deposits on contracts and equipment. The Company carried Deposits on contracts and equipment as of September 30, 2015 and December 31, 2014 was $1,127,514, and $1,570,625, respectively.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at September 30, 2015 and 2014 was 2,954,167. There were no warrants outstanding at September 30, 2015 and 2014.

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

For the nine months ended September 30, 2015 and 2014, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2015 and 2014 was $61,485 and $175,006, respectively and for the three months ended September 30, 2015 and 2014 was $3,197 and $26,344, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the nine months ended September 30, 2015 and 2014.

	Nine Months Ending September 30,
	2015	2014

Net loss applicable to Global Gold Corporation Shareholders	$(1,219,969)	$(2,054,867)
Foreign currency translation adjustment	$(121,255)	$(349,890)
Comprehensive loss	$(1,341,224)	$(2,404,757)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the unaudited condensed consolidated financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2015 and 2014, the exchange rate for the Armenian Dram (AMD) was $475 AMD and $408 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  During the nine months ended September 30, 2015 and 2014, amortization expense totaled $174,018 and $223,737, respectively. During the three months ended September 30, 2015 and 2014, amortization expense totaled $24,860 and $74,579, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of September 30, 2015 and December 31, 2014.

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

New Accounting Standards:

In July 2015, the FASB issued ASU No. 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out ("LIFO") method by prescribing that inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)." ASU 2015-05 provides guidance regarding the accounting for a customer's fees paid in a cloud computing arrangement; specifically about whether a cloud computing arrangement includes a software license, and if so, how to account for the software license. ASU 2015-05 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on either a prospective or retrospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-05 to have a material effect on our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. In July 2015, the FASB issued guidance to defer the effective date for one year. For public entities, the standard will be effective for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods), which means it will be effective for our fiscal year beginning October 1, 2018. Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). We do not expect the adoption of ASU No. 2014-09 to have a material effect on our financial position, results of operations or cash flows.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

Plant	$569,420	$569,420
Construction in process	972,985	-
Machinery and equipment	2,526,337	2,529,531
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$4,369,451	$3,399,660
Less accumulated depreciation	(2,898,160)	(2,802,160)
	$1,471,291	$597,500

The Company had depreciation expense for the nine months ended September 30, 2015 and 2014 of $98,211 and $92,076, respectively. The Company had depreciation expense for the three months ended September 30, 2015 and 2014 of $33,043 and $30,803, respectively.

The Company has requested but not received substantiation from Linne Mining for advances and amounts drawn down on the Mine Operator's Debt Facility. Equipment and assets for which title has transferred to the Company, and have been received by the Company are recorded as the Company's property, plant and equipment. Construction in process includes the Company's assets which are not yet completed and place in service, such as the new plant at the Toukhmanuk property in Armenia (Pictures of construction progress are available on the Company’s website).

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

As of September 30, 2015 and December 31, 2014, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 as of September 30, 2015 and December 31, 2014 as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2014 and August 14, 2015, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 14 - Agreement and Commitment paragraph Conventus/Amarant Agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2015 and December 31, 2014, the accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2015	2014

Drilling work payable	$157,652	$87,997
Accounts payable	4,794,101	4,443,233
Interest payable	1,055,252	610,151
	$6,007,005	$5,141,381

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. GGCRL and GGC have signed as Guarantors on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and begun to restart production. Pictures of plant construction progress are on the Company’s website. While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred, and Linne has asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company is carrying this as a liability, though the Company reserves the right to contest this liability pending substantiation concerns and offsetting amounts caused by damage and non performance by Linne, as well as other reasons.  The balance due on the debt facilities as of September 30, 2015 and December 31, 2014 was $4,104,577, and $3,075,976, respectively. As of September 30, 2015 and December 31, 2014, the Company has accrued interest of $422,094 and $179,729, respectively, on this debt facility.

7. CONVERTIBLE NOTE PAYABLE

On December 29, 2011, the Company and CRA signed a Binding Term sheet for a convertible note facility for not less than $2,000,000 with a cash coupon of 3% per annum and a guaranteed minimum IRR of 15% at a “Liquidity Event” (the “Convertible Notes”).  Copies of the Convertible Notes and related documents are attached as Exhibit 10.74. The Convertible Notes were guaranteed by GGC until the execution of the shares transfer agreements, which occurred on September 26, 2013.  On January 17, 2012, the Company signed an “Instrument” covering the Convertible Notes supplementing the December 29, 2011 Binding Term sheet.  The Instrument removed the 3% per annum cash coupon and provided that the Convertible Notes could be prepaid at any time prior to a liquidity event at par, defining a Liquidity Event as “an initial public offering of the Company’s ordinary shares on a stock exchange or a Change of Control of the Company or any of its subsidiaries. A Change of Control was defined as “a change of 50.1% or more of a beneficial ownership of the legal and beneficial ownership of the Company or the relevant subsidiary except in the case of an initial public offering.” On February 19, 2012, the Company, GGC, CRA and their respective subsidiaries signed a series of additional agreements which appointed GGM as the interim manager of the business and required reimbursement of its budgeted and other costs.  In April and May 2012, notices of breach of those February 2012 agreements were issued and damages claims were asserted, then the outstanding issues were resolved in documents and resolutions executed on September 19, 2012.  On September 19, 2012, repayment of the Convertible Notes was extended to the sooner of September 19, 2013, a Public Listing, or a financing of the Company with interest payable at 4% per annum.  The joint venture was closed on October 26, 2012 with the registration of the Mego and Getik share transfer agreements.  On November 22, 2013, the Company, GGC, CRA, and other parties agreed that all outstanding GGCRL group debt including the Convertible Notes will be audited and agreed then assumed by Signature Gold as part of the merger transaction. The November 22, 2013 agreement also provided that a repayment schedule of all debt will be determined once the audit is complete.   The November 22, 2013 agreement did not trigger a 15% IRR provision because it does not constitute a Liquidity Event until the merged companies shares are publicly listed and is not a change of control since the beneficial ownership does not change by 50.1%.

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

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council.  See Note 16 - Subsequent Events for an update.

8. ADVANCES PAYABLE CONSOLIDATED RESOURCES

In addition to the $1,500,000 received under the approved Convertible Notes, as describe in Note 7 above, the Company received additional advances of $394,244 which it is carrying this as a liability, though the Company reserves the right to contest this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  There is no written agreement on these Advances Payable Consolidated Resources and the Company has not accrued any interest on them accordingly. Refer to Note 15 - Legal Proceedings for the dispute related to outstanding amount payable on convertible note and advance payable and Subsequent Events.

9.  NOTES PAYABLE – short and long term portion consisted of the following:

	September 30, 2015	December 31, 2014

Secured line of credit, 14% per annum, due March 20, 2015	$-	$128,019
Less: current portion	-	(128,019)
Long term portion	$-	$-

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan has been fully repaid as of March 31, 2015. The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at September 30, 2015 and December 31, 2014 was $0 and $128,019, respectively.  There was no accrued interest owed as of September 30, 2015 and December 31, 2014.

As of April 11, 2015, the credit line was repaid in full and ABB bank has released all of its security interests on the Company's properties in Armenia.

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

The following table summarizes the changes in Non-Controlling Interest for the nine months ended September 30, 2015.

Balance, December 31, 2014	$(2,393,169)

Net loss attributable to the non-controlling interest	(853,036)
Foreign currency translation loss	(116,500)
Balance, September 30, 2015	$(3,362,705)

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

For the three and nine months ending September 30, 2015 and 2014, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	September 30,	December 31,
	2015	2014

Armenia	$3,389,582	$3,065,277
United States	28,203	28,822
	$3,417,785	$3,094,099

The following summarizes operating losses before provision for income tax:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Armenia	$1,264,898	$1,254,164	$408,357	$755,240
United States	808,107	1,578,153	270,806	274,885
	$2,073,005	$2,832,317	$679,163	$1,030,125

12. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2015 and December 31, 2014.  As of September 30, 2015 and December 31, 2014, the Company had approximately $2,650 and $5,460, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2015 and as of the date of this filing.

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

On June 20, 2014, the Company’s independent compensation committee and the board of directors authorized employment amendments and extensions to Messrs. Krikorian, Boghossian, and Dulman under the same terms of their prior 2012 agreements.

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

The restricted stock outstanding and exercisable at September 30, 2015 is as follows:

	Restricted Stock Outstanding		Restricted Stock Vested
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$0.01	1,687,500	$0.01	-	$0.01

The Company has recorded an expense of $1,323 and $0 for the nine months ended September 30, 2015 and 2014, relating to the restricted stock award and a further $15,552 will be expensed over the vesting period of the stock which takes place over the three years.

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

The amount of total deferred compensation amortized for the nine months ended September 30, 2015 and 2014 was $55,885 and $113,406, respectively.  The amount of total deferred compensation amortized for the three months ended September 30, 2015 and 2014 was $3,198 and $26,344, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of September 30, 2015, these amounts remain unpaid and the Company has accrued interest of $75,945.

As of September 30, 2015 and December 31, 2014, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of September 30, 2015 and December 31, 2014, one of the Company's Directors, Drury Gallagher, was owed $2,184,500 and $1,697,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of September 30, 2015 and December 31, 2014, the Company owes unpaid wages of approximately $1,445,000 and $1,152,000, respectively, to management including approximately $728,000 and $559,000, respectively to Mr. Van Krikorian and $532,000 and $409,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of September 30, 2015 and December 31, 2014, the Company had accrued interest of approximately $302,000 and $238,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of September 30, 2015 and December 31, 2014.

As of September 30, 2015 and December 31, 2014, the Company had interest free loans due to employees in Armenia of approximately $136,000 and $142,000, respectively.

14. AGREEMENTS AND COMMITMENTS

Industrial Minerals/Linne/Jacero Agreements

On March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of September 30, 2015 and December 31, 2014.

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

On July 5, 2013, the Company through its majority owned subsidiary Global Gold Consolidated Resources Limited, a Jersey Island private limited liability company (“GGCRL”), and GGCRL wholly owned subsidiaries GGCR Mining, LLC, a Delaware limited liability company (“GGCR Mining”), and Mego-Gold, LLC, a limited liability company incorporated in the Republic of Armenia (“Mego”), concluded a fifteen year mine operating agreement, all as further described in Exhibit 10.62 below, with Linne Mining LLC, a limited liability company incorporated in the Republic of Armenia (“Linne”), as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, all as further described in Exhibit 10.63 below. The Company has signed as a Guarantor on the debt facility agreement. While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred, and Linne has asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible.

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

The Final Award was certified for purposes of Article I of the United Nations New York Convention on the Recognition and Enforcement of Foreign Arbitral Awards and for purposes of the Federal Arbitration Act. Caldera has not complied with the Final Award.

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

See Note 15 - Legal Proceedings and Note 16 – Subsequent Events, below.

Rent Agreements

On April 1, 2011, the Company moved its corporate headquarters from Greenwich, CT to 555 Theodore Fremd Avenue, Rye, NY 10580.  The new lease is for five years and had annual costs of; $63,045 in year 1, $64,212 in year 2, $65,380 in year 3, $66,547 in year 4, and $67,715 in year 5. See Note 16 – Subsequent Events, below.

15. LEGAL PROCEEDINGS

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Convertible Notes was $2,197,453 plus interest $933,942 at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable. The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.” No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided. The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities. A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements, and the arbitration agreement has been upheld by the Jersey courts. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company, frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature, and breached the relevant agreements. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank (since repaid in full), has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia. The Company is engaged in litigation in Armenia concerning the Getik license and a competing claim to that license advanced by a company affiliated with Mr. Borkowski’s attorney.

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

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal and that application is pending.

On July 20, 2015, in accordance with the CRA Agreements and the Jersey Court of Appeals decisions, the Company instituted a mediation process with CRA at the American Arbitration Association in New York City. In a further material breach of the CRA Agreements, CRA refused to participate in the mediation. See Note 16 – Subsequent Events, below.

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

On September 10, 2015, the Company notified Intacta Kapital AB of Stockholm of its continuing obligation to pay Global Gold on the Contender guaranty of the Amarant group.

The Company is actively pursuing worldwide enforcement of the monetary award and injunctive relief granted as well as payment on the Intacta/Contender guaranty.

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.   On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The United States Court of Appeals for the Second Circuit in New York subsequently confirmed the dismissal “without prejudice” to the Company, and the Company continues to consider its options.

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

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel was engaged on these matters, the Company considered that it has no liabilities in connection with allegations noted to date, and in January 2015, the State Revenue concluded its investigation with no tax or other consequence to the Company as well as exoneration for the false claims.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.

As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality.

The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, that matter was also terminated with no tax consequence to the Company as well as exoneration for the false claims also in January 2015.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $217,000.  Some employees in this group have petitioned for a bankruptcy proceeding against the Company’s Mego Gold subsidiary in an effort to leverage higher payments. Local counsel has advised that this effort is not ground in law, and the petition has not been granted although it is still pending. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $187,000 as of September 30, 2015 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

16. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of September 30, 2015 through the date of the unaudited condensed consolidated financial statements were available to be issued.

As of November 1, 2015, the Company moved its offices from Suite C-208 to Suite C-305 at the same 555 Theodore Fremd Avenue, Rye, NY building and extended its lease for five years commencing November 1, 2015, see exhibit 10.75 below.

The Company is in active discussions to resolve Linne Mining’s request to be relieved of its mine contractor performance responsibilities. In response to the Company’s request for substantiation of funds expended by Linne Mining on November 16, 2015, the Company received a notice demanding payment of $3,204,951 in principal plus interest. Linne Mining in turn has been notified of the losses and damages cause by its refusals to complete the plant, mine, turn over substantiation, and other acts and omissions. These amounts, according to Linne Mining’s own records, exceed by far the amount of debt claimed. The parties’ relevant agreements require a sixty day good faith negotiation period prior to arbitration, and the Company expects to resolve all issues during that period although there can be no assurances. In the circumstances, plant completion and mining in 2015 are not expected.

On November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014, see exhibit 10.76 below. The Company has been awarded its costs and attorney fees, which it is pursuing.

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

These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the nine months ended September 30, 2015.

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

RECENT UPDATES

As of April 11, 2015, the credit line was repaid in full and ABB bank has released all of its security interests on the Company's properties in Armenia.

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

On August 24, 2015, the Company’s Mego Gold subsidiary received the following from the Armenian government for the Toukhmanuk property: a new “Mining Agreement and Extension,” a new “Mining Act Allocation,” a new “Mining Permit and Extension” (license), and a new “Order on Mining Rights” all of which are posted on the Company’s website and which expand the relevant mining license area from approximately 2.2 square kilometers to 3.2 square kilometers as well as extend the right to mine until July 21, 2040 all as more particularly stated in Exhibit 10.77, below.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

During the three and nine month period ended September 30, 2015 and 2014, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, the status and funding of the Consolidated Resources joint venture, and Linne Mining’s performance issues.  While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred.

During the nine month period ended September 30, 2015, the Company's administrative and other expenses were $1,275,042 which represented a decrease of $346,776 from $1,621,818 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $271,394, and stock compensation of $113,521.

During the three month period ended September 30, 2015, the Company's administrative and other expenses were $429,398 which represented an increase of $18,417 from $410,981 in the same period last year. The expense increase was primarily attributable to increased legal expenses of $30,397 offset by decreased stock compensation of $23,146.

During the nine month period ended September 30, 2015, the Company’s mine exploration costs were $131,623 which represented a decrease of $481,144 from $612,767 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $481,144.

During the three month period ended September 30, 2015, the Company’s mine exploration costs were $47,148 which represented a decrease of $355,163 from $402,311 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $355,163.

During the nine month period ended September 30, 2015, the Company's amortization and depreciation expenses were $272,229 which represented a decrease of $43,584 from $315,813 in the same period last year. The expense decrease was attributable to a decrease in amortization expense of $49,719 offset by an increase in depreciation expense of $6,135.

During the three month period ended September 30, 2015, the Company's amortization and depreciation expenses were $57,903 which represented a decrease of $47,479 from $105,382 in the same period last year. The expense decrease was attributable to a decrease in amortization expense of $49,719 offset by an increase in depreciation expense of $2,240.

During the nine month period ended September 30, 2015, the Company had interest expense of $394,111 which represented an increase of $112,192 from $281,919 in the same period last year.  The expense increase was attributable to an increase of $150,740 on mine owners debt facilities, an increase of interest expense of $16,143 on wages payable, and an increase of $2,712 on note payable to Directors offset by a decrease in interest expense of $61,221 on a secured line of credit due principal payments made.

During the three month period ended September 30, 2015, the Company had interest expense of $144,714 which represented an increase of $33,263 from $111,451 in the same period last year.  The expense increase was attributable to an increase of $43,498 on mine owners debt facilities, and an increase of interest expense of $5,854 on wages payable, and offset by a decrease in interest expense of $15,962 on a secured line of credit due principal payments made.

During the nine month period ended September 30, 2015, the Company had a net loss of $2,073,005 which represented a decrease of $759,312 from $2,832,317 in the same period last year. The decrease was attributable to the reasons specified above.

During the three month period ended September 30, 2015, the Company had a net loss of $679,163 which represented a decrease of $350,962 from $1,030,125 in the same period last year. The decrease was attributable to the reasons specified above.

Deposits on contracts and equipment decreased by $443,111 at September 30, 2015 from $1,570,625 due to additional advances on the purchase of equipment and down payment on construction contracts of $529,874 offset by a reduction of $972,985 for equipment delivered and placed into Property, plant and equipment.

Current liabilities increased by $2,572,962 as of September 30, 2015 due to increases in accounts payable of $865,624, wages payable of $325,133, mine owners debt facility of $1,028,601, and note payable to director of $487,500 offset by a decrease in secured line of credit – short term portion of $128,019 and employee loans of $5,877.

 LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of September 30, 2015 the Company's total assets were $3,417,785, of which $8,945 consisted of cash or cash equivalents. The Company’s current assets were approximately $819,000, current liabilities were approximately $17,049,000, and had working deficit (current liabilities exceed current assets) of approximately $16,230,000. The Company did not have any long term debt as of September 30, 2015.

The Company's expected plan of operation for the calendar year 2015 is:

(a) To complete the construction of the new plant (pictures are available on the Company’s website) and to implement the mining plan and to recommence operating expanded mining operations at Toukhmanuk in accordance with the approved plan (approximate cost of $3,250,000), as well as to continue to explore this property to confirm and develop historical reports (approximate cost of $2,300,000), to explore and develop the Getik property in Armenia (approximate initial cost of $1,700,000) either through Linne’s performance, a new mine contractor, or the Company’s re-assuming operations;

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

On July 5, 2013, the Company concluded a fifteen year operating agreement with Linne Mining, LLC (“Linne”) as the operator along with an $8,800,000 debt facilities agreement to fund future production at Toukhmanuk. On June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) for the Toukhmanuk property to which the Company was entitled and was a prerequisite to processing ore. Equipment for the plant upgrades has been delivered to the mine site for assembly and operation. In light of Linne Mining’s request to be relieved of its responsibilities and other acts and omissions, it is not expected that the new tailings dam (approximate cost of $1,000,000), and the design and construction of a new upgraded plant (approximate cost of $3,000,000) will be completed and operational for production in 2015.

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

Besides the funding from agreements with Linne (which are under review for non-performance), there are no firm commitments from third parties to provide additional financing, and the Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future.  The Company is in discussion to acquire additional financing, but there can be no assurance that any financing for current operations, acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.

The Company does not currently intend to define proven or probable reserves, in accordance with SEC Industry Guide 7 prior to extracting mineralized materials.

Net Cash Used in Operating Activities

During the nine months ended September 30, 2015 cash used in operating activities decreased by $406,942 to $298,879 compared to $705,821 for the nine months ended September 30, 2014, primarily due to a decrease in net loss of $759,312, an increase in other current and non-current assets of $190,717, an increase in accrued interest of $119,427, and an increase in accounts payable and accrued expenses of $119,779 offset by a decrease in amortization and depreciation expense of $43,584, a decrease in stock compensation expense of $113,521, a decrease is expenses incurred by mine owners debt facility of $445,767, and a decrease in wages payable of $179,421.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2015 and 2014.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2015 cash provided by financing activities decreased by $756,363 to $651,081 compared to $1,407,444 for the nine months ended September 30, 2014, primarily due to a decrease in the proceeds from notes payable to Directors of $849,500 and a decrease in the proceeds from mine owners debt facilities of $244,500 offset by a decrease in repayment of secured line of credit of $337,637.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $451,569 and $11,342, respectively, as of September 30, 2015 and December 31, 2014 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2015 and December 31, 2014.  As of September 30, 2015 and December 31, 2014, the Company had approximately $2,650 and $5,460, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2015 and as of the date of this filing.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of September 30, 2015. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Convertible Notes was $2,197,453 plus interest $933,942 at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable. The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.” No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided. The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities. A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements, and the arbitration agreement has been upheld by the Jersey courts. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company, frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature, and breached the relevant agreements. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank (since repaid in full), has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia. The Company is engaged in litigation in Armenia concerning the Getik license and a competing claim to that license advanced by a company affiliated with Mr. Borkowski’s attorney.

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

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal and that application is pending.

On July 20, 2015, in accordance with the CRA Agreements and the Jersey Court of Appeals decisions, the Company instituted a mediation process with CRA at the American Arbitration Association in New York City. In a further material breach of the CRA Agreements, CRA refused to participate in the mediation. See Note 16 – Subsequent Events, below.

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

On September 10, 2015, the Company notified Intacta Kapital AB of Stockholm of its continuing obligation to pay Global Gold on the Contender guaranty of the Amarant group.

The Company is actively pursuing worldwide enforcement of the monetary award and injunctive relief granted as well as payment on the Intacta/Contender guaranty.

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed and became final.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  The Company has notified the ICC that the pending arbitration against the other three shareholders should be terminated as moot, considering the judgment against Ayvazian.  The ICC has complied with the Company’s request and terminated that proceeding.   On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The United States Court of Appeals for the Second Circuit in New York subsequently confirmed the dismissal “without prejudice” to the Company, and the Company continues to consider its options.

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

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel was engaged on these matters, the Company considered that it has no liabilities in connection with allegations noted to date, and in January 2015, the State Revenue concluded its investigation with no tax or other consequence to the Company as well as exoneration for the false claims.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.

As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality.

The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, that matter was also terminated with no tax consequence to the Company as well as exoneration for the false claims also in January 2015.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $217,000.  Some employees in this group have petitioned for a bankruptcy proceeding against the Company’s Mego Gold subsidiary in an effort to leverage higher payments. Local counsel has advised that this effort is not ground in law, and the petition has not been granted although it is still pending. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $187,000 as of September 30, 2015 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of September 30, 2015 and as of December 31, 2014; Statements of Operations and Comprehensive Loss for the nine and three months ended September 30, 2015 and 2014, and Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 10.68	Final Award issued by the arbitrator on June 26, 2014 in arbitration between Global Gold Corporation and Amarant Mining Ltd and Alluvia Mining, Ltd (62)

Exhibit 10.69	International Center for Investment Dispute Resolution Final Award on November 10, 2014 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (63)

Exhibit 10.70	Amended and Extended Employment Agreement, effective July 1, 2015, by and between Global Gold Corporation and Van Krikorian. (64)

Exhibit 10.71	Amended and Extended Employment Agreement, effective July 1, 2015, by and between GGM, LLC and Ashot Boghossian. (65)

Exhibit 10.72	Amended and Extended Employment Agreement, effective August 1, 2015, by and between Global Gold Corporation and Jan Dulman. (66)

Exhibit 10.73	March 27, 2015 Court of Appeals of the Island of Jersey ruling in Favor of Global Gold Corporation against Consolidated Resources Armenia. (67)

Exhibit 10.74	Material Agreement – January 17, 2012 Instrument for $2,000,000 Convertible Notes and related documents.

Exhibit 10.75	Material Agreement – Amended and extended 5 year Office Lease effective November 1, 2015.

Exhibit 10.76	Jersey Island Dispute Resolution Final Award on November 18, 2015 in Favor of Global Gold Corporation against Consolidated Resources

Exhibit 10.77

August 24, 2015 Armenian Government new Mining Agreement and Extension, new Mining Act Allocation, new Mining Permit and Extension (license), and new Order on Mining Rights - Unofficial English Translations

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

GLOBAL GOLD CORPORATION

Date: November 20, 2015	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)