Form 10-K
period 2015-12-31
GLOBAL GOLD CORP
filed 2016-05-02
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission file number: 002-69494

GLOBAL GOLD CORPORATION

 (Exact name of Registrant as Specified in Its Charter)

Delaware	13-3025550
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

555 Theodore Fremd Avenue, Suite C305, Rye, NY 10580

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2015, was $1,005,377.

As of April 29, 2016 there were 90,130,475 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 17, 2016 are incorporated by reference into Part III (Items 10 through 14) of this Report

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of business strategies of Global Gold Corporation (the “Company" or "Global Gold") and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "expects," "predicts," "could," "projects," "potential" and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting the Company and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond the Company's control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by the forward-looking statements:

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

ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

The Company is engaged in exploration for, as well as development and mining of gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 25 people globally on a year round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations has reduced the number of employees directly employed by the Company on a seasonal basis.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan RA were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  Judge Karas of the United States Federal District Court confirmed Judge Cahn’s decision.  On November 10, 2014, a Final Award in the Company’s favor ruled that Caldera had no interest whatsoever in Marjan RA or the Marjan Property and that a partially overlapping license held by a Caldera affiliate, Biomine, LLC, should be relinquished which reportedly occurred as of December 31, 2015. See Legal Proceedings for more information on the Marjan JV.

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

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  See Agreements and Legal Sections for more information on Consolidated Resources agreements.

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL. On September 26, 2012, the Company conditionally transferred 100% of the shares of Mego and Getik Mining Company, LLC to GGCR Mining. Consolidated Resources failed to meet the conditions of the transfer. See Agreements and Legal Sections for more information on Consolidated Resources agreements.

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
TOUKHMANUK
GETIK
ARAGATSOTN
KOTAYK
ARMAVIR
ARARAT
GEGHARKUNIK
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

In 2012, the Company re-established possession and license rights over the Marjan property after Caldera’s illegal possession.  In 2014, the Company received the Final Arbitration Award terminating all of Caldera’s asserted rights and interests in Marjan, as well as awarding damages to the Company. The Company also began a review and update of the previously approved mining plan (available on the Company’s website) for the property, selected a mine contractor to implement the mining, and outlined four open pits to begin mining.  The Company also updated prior exploration results to select new drilling targets.  As of December 31, 2015, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2015, the Company has spent approximately $3,516,500 on mining and exploration activities at this property, excluding acquisition and capital costs.

This property was previously explored during the Soviet era.  SHA, LLC applied for an original license from the Armenian Government.  GGM acquired 100% of SHA, LLC, the Armenian company which held the license to the property in December 2003.  On April 28, 2008, the Company was issued a twenty-five year “special mining license” for the Marjan property effective April 22, 2008 and expiring April 22, 2033 which expands the prior license term and substantially increases the license area from approximately 1,400 acres to approximately 4,800 acres.  The Company is required to pay annual governmental fees of approximately $21,000.  The Company is also required to perform work at the property as submitted and approved in its mining plan which includes mining of 200,000 tonnes of mineralized rock annually starting in 2013 under Armenian Law in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company, LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”).  Marjan RA is the licensee of the Marjan Property and is a wholly owned subsidiary of the Company. Due to the Company's litigation with Caldera in 2014, the annual requirements have been tolled. For the exploration licenses, under Article 36 of Armenia Mineral Code, all time terms mentioned in the exploration license agreement (which is the document providing times for completion of different works) are contemplated, which means that the Company can cure the work requirements under the license, or any “material non - compliance” in subsequent years.

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

The agreement was subject to approval by the TSX Venture Exchange and the Board of Directors of the respective companies.  As of April 30, 2010, Caldera paid the Company $100,000.  Caldera further informed the Company that it received TSX Venture Exchange approval on the transaction, which subsequently proved to be untrue.  On October 7, 2010, the Company terminated the Marjan JV for Caldera’s non-payment and non-performance as well as Caldera’s illegal registrations in Armenia and other actions.  In October 2010, Caldera filed for arbitration in New York City.  In September 2010, at Caldera’s invitation, the Company filed to reverse the illegal registration in Armenia.  That litigation and the New York arbitration were subsequently resolved in favor of the Company, restoring the Company’s 100% ownership of Marjan.  On November 10, 2014, the International Center for Dispute Resolution awarded the Company over $10.8 million in damages and other relief for Caldera’s actions, including that a partially overlapping license held by a Caldera affiliate, Biomine, LLC, identified as “Marjan West” should be relinquished which reportedly occurred as of December 31, 2015. The Armenian Government issued a new mining license to the Company’s wholly owned subsidiary Marjan RA on March 5, 2013 and is available on the Company’s website www.globalgoldcorp.com.

Because the Company’s arbitration with Caldera was not resolved until November 2014 and the overlapping license issue reported here was not resolved in 2015, the Company did not make mining or exploration expenditures at Marjan during 2014 and 2015. The Company is finalizing a three year exploration program which will include drilling approximately 15,000 additional meters in the Saddle Area between the Central and North Sections as well as performing some surface sampling and trench sampling.  The exploration program will cost approximately $5 million dollars and will build toward a full feasibility study.  The cost for each exploration activity is not defined at this time since our mining license does not require further exploration. Beyond the Company’s geological professionals, the Company has not identified who will conduct any of the exploration work. The Company is working with various companies to raise funding for this project but did not raise necessary funds in 2015.

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

On June 17, 2015, the Company received the Armenian Government’s reconfirmation of its Armenian standard reserves confirmed by Ministry of Energy and Natural Resources order F-119/15, which is available on the Company’s website. The Toukhmanuk property is a lode deposit which is being mined using an open pit method.  The Company has one national exploration license #15, as extended on July 2, 2013 until July 2, 2016 (available on the Company’s website), covering approximately 10,915 acres for sub-surface exploitation of gold.  The Company also has one national mining license #HA-L-14/356, which was replaced under the new 2012 Armenian Mining Code with License #29/184 (available on the Company’s website), which covers the central section of the property and is approximately 446 acres for mining gold and silver.  On December 28, 2012, the Company also received a renewable mining license #29/184 through August 5, 2017.  On August 24, 2015, the Company’s Mego Gold subsidiary received the following from the Armenian government for the Toukhmanuk property: a new “Mining Agreement and Extension,” a new “Mining Act Allocation,” a new “Mining Permit and Extension” (license) amending #29/184, and a new “Order on Mining Rights” all of which are posted on the Company’s website and which expand the relevant mining license area from approximately 2.2 square kilometers to 3.2 square kilometers (approximately 791acres) as well as extend the right to mine until July 21, 2040 all as more particularly stated in Exhibit 10.77, below. The Company is required to pay annual governmental fees of approximately $22,000.  The Company is also required to spend annually approximately $1,200,000 on exploration work under the exploration license and mining annually 168,500 tonnes of mineralized rock at the property as submitted and approved in its mining plan in order to maintain the licenses in good standing  (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report). For the exploration licenses, under Article 36 of Armenia Mineral Code, all time terms mentioned in the exploration license agreement (which is the document providing times for completion of different works) are contemplated, which means that the Company can cure the work requirements under the license, or any “material non - compliance” in subsequent years. The exploration license area is defined by the following coordinates:

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

The expanded 2015 mining license area coordinates are within the coordinates above, as set out in Exhibit 10.77, and are also available on the Company’s website.

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

In 2008, GGM upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior year’s drill results.  Also, the Company compiled its reserve report and submitted it to the state committee on reserves of Armenia in March 2009 (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has generated minimal sales from gold and silver concentrate from the property.  Sales were approximately $6,000 in 2006 based on unmeasured old concentrate with waste concentrate, $10,400 in 2007 based on approximately 53 tonnes of concentrate with gold content of approximately 20.8 g/t gold, nothing in 2008, $136,600 in 2009 based on approximately 121 tonnes of concentrate with gold content of approximately 52.6 g/t gold, $358,400 in 2010 based on approximately 222 tonnes of concentrate with gold content of approximately 52.7 g/t gold, $81,702 in 2011 based on approximately 60 tonnes of concentrate with gold content of approximately 38.8 g/t gold, and none in 2012, 2013, 2014 and 2015. The Company has mined mineralized rock of approximately 52,000 tonnes in 2006 with content of approximately 1.27 g/t gold and 6.37 g/t silver, no mining in 2007, approximately 82,000 tonnes in 2008 with content of approximately 1.85 g/t gold and 5.21 g/t silver, no mining in 2009, approximately 21,000 tonnes in 2010 with content of approximately 2.08 g/t gold and 5.68 g/t silver, approximately 21,400 tonnes in 2011 with content of approximately 0.92 g/t gold and 3.32 g/t silver, and no mining in 2012, 2013, 2014 and 2015.  As of December 31, 2015, the Company has spent approximately $12,580,000 on mining and exploration activities at this property, excluding acquisition and capital costs.  In 2012, the Company installed two new mills at the plant to increase capacity and efficiency, but in 2012, 2013, 2014 and 2015 did not process any ore pending approval and construction of a new tailings dam and resolution of joint venture issues.

During 2014 and 2015, the Company, including through its contractor, spent $610,248 and $661,497, respectively, on exploration, assaying, modeling and design work at the Toukhmanuk Property to prepare for mining activities. The Company has requested but not received substantiation from Linne Mining for advances and amounts drawn down on the Mine Operator's Debt Facility. Equipment and assets for which title has transferred to the Company, and have been received by the Company are recorded as the Company's property, plant and equipment. Construction in process includes the Company's assets which are not yet completed and place in service, such as the new plant at the Toukhmanuk property in Armenia (Pictures of construction progress are available on the Company’s website). We have also requested a report for the full mining activity done by Linne Mining, which also has not been received. We have expensed all amount for which we have not received any support.

The Company is implementing a three year exploration program with a budget of approximately $2,300,000.   The exploration budget includes digging and trenching work for approximately $1,000,000, sampling work for approximately $200,000, lab testing for approximately $500,000, mine infrastructure work for approximately $350,000 and other mining preparation work $250,000.  The Company is working with various companies to finalize, finance and implement the exploration program.

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

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $65,000 has already been awarded to the Company against CRA (but not paid) with an application for an additional approximately $263,000 based on the Court of Appeals award pending. On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted. At the same time, On November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company has been awarded its costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause.

On July 5, 2013, GGCRL and the Company entered a financing and mine contractor agreement with Linne Mining and associated parties to mine the central section of Toukhmanuk. Equipment for a major plant expansion was purchased and delivered in 2014. Linne failed to perform and ultimately abandoned the mine operation in 2015 prior to completing the new plant or complying with its obligations to mine under the relevant agreements. While Linne procured and began assembling a new processing plant at Toukhmanuk, it abandoned completing the work as well as mining in accordance with relevant agreements and approved plans. Linne asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company’s requests for substantiation of expenses and disbursements from Linne have been refused through the end of 2015, despite repeated requests to Linne and its counsel.

In 2015, the Company engaged in substantial mine planning and review, cleared roads and prepared the mine site, commenced construction of a million tonne per year plant (pictures are available on the Company’s website), commenced construction of a new tailings dam, and reviewed prior drilling and exploration work in anticipation of converting the exploration license to a mining license. No further drilling was performed at the site in 2015. The Company has given notice to the Mine Operator of its many breaches of obligation to mine and legal disputes.

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

The Company does not currently have established reserves at the Getik Property and is focusing on exploration work based on Armenian historical GKZ records.  The Company has done geological mapping, ground geophysical surveys, trenching and diamond drill testing at Getik and continues its exploration work there based on the Armenian historical GKZ records in conjunction with the exploration work and results done so far (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  On October 17, 2011, the Company received an updated independent technical report prepared by Behre Dolbear International Limited for the Toukhmanuk and Getik properties in Armenia and reporting on new discoveries at Toukhmanuk which is available on the Company’s website.    Additional exploration work will need to be funded with additional funds raised through joint ventures, debt, equity or a combination thereof.

The Getik property is a lode deposit which will be mined using an open pit.  The Company had two National exploration licenses #85 which covers sub-surface exploitation of precious metals in the Amrots manifestation and #86 which covers sub-surface exploitation of non-ferrous metals in the Aygut manifestation, as further described below.  These licenses have since been replaced under the new 2012 Armenian Mining Code with License #29/034 and #29/035, respectively, which expired on December 10, 2013. The Company filed for an extension of the term of Getik license on December 6, 2013. Under Armenia Mineral Code Article 42.7, in case the application for an extension of the term of an exploration license has not been rejected within thirty (30) days of filing, the application shall be considered as granted. The Company has applied for extensions, to which it is entitled under Armenian law although the documents have not been issued yet. The Company is required to pay annual governmental fees of $1,000.  The Company is also required to spend approximately $1,000,000 on exploration work in order to maintain the licenses in good standing. For the exploration licenses, under Article 36 of Armenia Mineral Code, all time terms mentioned in the exploration license agreement (which is the document providing times for completion of different works) are contemplated, which means that the Company can cure the work requirements under the license, or any “material non - compliance” in subsequent years. The exploration license area is defined by the following coordinates for the Amrots gold manifestation and Aygut copper manifestation:

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

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $65,000 has already been awarded to the Company against CRA (but not paid) with an application for an additional approximately $263,000 based on the Court of Appeals award pending. On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted. At the same time, On November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company has been awarded its costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause. In 2013, while the Company and GGCRL were working pursuant to a confidentiality agreement with with Signature Gold, an Armenian company named Global Signature Gold, LLC was formed by Signature Gold for purposes related to Getik and later thought to be terminated when the merger transaction with Signature Gold did not proceed. However, reportedly unbeknownst to Signature Gold, on September 9, 2014 the name of Global Signature Gold, LLC was changed to “Mining Solutions, LLC,” controlled by local counsel for Joseph Borkowski, which then proceeded to obtain and litigate for a competing license to Getik. The Company gave the Armenian Government notice of an investment dispute under the U.S. Armenian Bilateral Investment Treaty to take the matter to ICSID if necessary and reconfirmed the notice on June 24, 2015. The Company hopes to resolve the matter amicably but has reserved all rights.

On July 5, 2013, GGCRL entered agreements with a contractor to fulfill exploration work at Getik, which contractors breached in full.

The Company did not make mining or exploration expenditures at Getik during 2014 and 2015 and only engaged in desk reviews of geological information related to Getik in light of legal disputes associated with the property. The Company is implementing a two year exploration program with a budget of approximately $1,700,000.   The exploration budget includes drilling work for approximately $1,050,000, geochemical work for approximately $225,000, geophysical work for approximately $150,000, sampling work for approximately $125,000 and infrastructure work $150,000.  The Company is working with various companies to finalize, finance and implement the exploration program.

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

On September 10, 2015, the Company notified Intacta Kapital AB of Stockholm (the successor to Contender Kapital) of its continuing obligation to pay the $750,000 balance due to Global Gold on the Contender guaranty of the Amarant group.

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

The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental and safety performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. As of December 31, 2015, the Company does not have any unpaid liabilities for environmental compliance.  The cost for the Company to maintain environmental compliance has had no substantial limitation or restriction upon our ability to carry out our mining operations.  The Company has been subjected to false allegations in the media regarding its environmental record in Armenia by certain individuals and groups, all of which the Company has refuted and none of which rose to the level of a legal inquiry.

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

LIQUIDITY RISK – GOING CONCERN

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. There can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.   As such, our independent registered public accounting firm has concluded that additional revenue arrangements or financing is needed to enable us to fund our future operations, which raises substantial about our ability to operate as a going concern, and accordingly has included this uncertainty in their report on our December 31, 2015 consolidated financial statements.

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

MANAGEMENT SALARIES

As of December 31, 2015, the Company owes unpaid wages of approximately $1,540,000 to management including approximately $784,000 to Mr. Van Krikorian and $574,000 to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2015, the Company had accrued interest of approximately $327,000 in connection with those debts.  The Company’s failure to remain current in its salary obligations exposes the Company to the potential loss of key personnel. The Company has also accrued the contingent bonuses payable to the management for $270,000 as of December 31, 2015.

TRADING MARKET

The Company's Common Stock is traded on the OTCQB exchange of the OTC Market. As a result, our stockholders may find it more difficult to buy or sell shares of our common stock than it would be if our stock were listed on a national securities exchange.

VALUE OF INVESTMENT PORTFOLIO

The Company has not purchased securities in other companies but has received, and still holds, securities in other non-related companies.  The Company has not valued these securities as of December 31, 2015 due to a variety of risks including, minor percentage of shares outstanding, trading restrictions, there can be no assurance that an adequate liquid market will exist for these securities, and there can be no assurance that quoted market prices at any given time will properly reflect the value at which the Company could monetize these securities.  There are also the risks of the underlying companies and their operations.

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

COUNTERPARTY RISK

The Company is exposed to counterparty risk, including market pricing and credit-related risk in the event any counterparty, whether a customer, debtor or financial intermediary, is unable or unwilling to fulfill their contractual obligations to the Company or where such agreements are otherwise terminated and not replaced with agreements on substantially the same terms.  All of the Company’s aggregate projected sales of concentrate in 2016 are to one customer.  There can be no assurance that the Company will not experience a material loss for non-performance by any counterparty with whom it has a commercial relationship.  Should any such losses arise, they could adversely affect the Company’s business, financial condition and results of operations.  The Company has incurred and continues to incur losses due to counterparty risk.

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

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest of $1,403,652 at 15% (updated interest amount as of December 31, 2015 per Mr. Borkowski correspondence) neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable plus accrued interest of approximately $197,000 as of December 31, 2015.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.”  No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided.  The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities.    A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA have submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations have been lifted and the Company has successfully argued that the matter must be referred to arbitration in New York. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company and frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank, has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company as well as exoneration for the false charges. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia.

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014; the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $65,000 has already been awarded to the Company against CRA (but not paid) with an application for an additional $263,000 based on the Court of Appeals award pending.

On April 22, 2015, the Victoria Legal Services Commission in Australia found that the attorney Mr. Premraj chose to represent GGCRL in the Signature Gold transaction, Charles Wantrup, who acted to the detriment of the Company, engaged in “unsatisfactory professional conduct.”

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted. On July 20, 2015, in accordance with the CRA Agreements and the Jersey Court of Appeals decisions, the Company instituted a mediation process with CRA at the American Arbitration Association in New York City. In a further material breach of the CRA Agreements, CRA refused to participate in the mediation. At the same time, On November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company has been awarded its costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause.

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

The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in the fall of 2012 and worked with Caldera Resources and its President Bill Mavridis to give defamatory testimony and other defamatory materials in attempt to bring criminal charges against the Company and its officers in attempt to gain leverage for his claims against the Company. The Company refuted all charges and the independent investigation confirmed that contractors were paid as reported and agreed, with no tax consequence to the Company as well as exoneration for the false charges concluded in January 2015. As a result of the terms of the investigation’s closing, the Company has been granted access to the materials provided by Messrs. Borkowski and Mavridis and will be pursuing its rights. The risk of such investigations based on false charges and the time and resources required to deal with them remains.

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

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 3,655,786 (4.06%), and 6,725,000 (7.46%) shares, respectively, or a total of 10,380,786 (11.52%) shares, out of the 90,130,475 shares of the Company's Common Stock issued and outstanding as of December 31, 2015.  The two Company officers, director Nicholas J. Aynilian, who directly and through family members, owns 3,053,873 (3.39%) and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 (1.55%) shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Ian Hague, a Company director and Firebird Mangement, LLC manager, owns a total of 34,031,748 (37.75%) shares through Tusheti Holding, LLC, and Firebird Management, LLC owns a total of 11,895,312 (13.20%) shares, out of the 90,130,475 shares, of the Company's Common Stock issued and outstanding as of December 31, 2015.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

The Company rented office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less than one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.  The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.  The lease terminated on March 31, 2011 and the Company entered a new 5-year lease starting on April 1, 2011 at a starting annual rental cost of $63,045.  The new lease is for office space in a commercial building at 555 Theodore Fremd Avenue, Rye, NY 10580. As of November 1, 2015, the Company moved its offices from Suite C-208 to Suite C-305 at the same 555 Theodore Fremd Avenue, Rye, NY building and extended its lease for five years commencing November 1, 2015 at a starting annual rent cost of $77,409, see exhibit 10.75 below.

For a description of the mining properties in which the Company has an interest, see Item 1 "Description of Business."

ITEM 3. LEGAL PROCEEDINGS

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest of $1,403,652 at 15% (updated interest amount as of December 31, 2015 per Mr. Borkowski correspondence) neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable plus accrued interest of approximately $197,000 as of December 31, 2015.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.” No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided. The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities. A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements, and the arbitration agreement has been upheld by the Jersey courts. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations were lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company, frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature, and breached the relevant agreements. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank (since repaid in full), has materially interfered in the Company’s contractual and business affairs and has been working with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia. The Company is engaged in litigation in Armenia concerning the Getik license and a competing claim to that license advanced by a company affiliated with Mr. Borkowski’s attorney, “Mining Solutions, LLC.”

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014; the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $65,000 has already been awarded to the Company against CRA (but not paid) with an application for an additional $263,000 based on the Court of Appeals award pending.

On April 22, 2015, the Victoria Legal Services Commission in Australia found that the attorney Mr. Premraj chose to represent GGCRL in the Signature Gold transaction, Charles Wantrup, who acted to the detriment of the Company, engaged in “unsatisfactory professional conduct.”

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted. On July 20, 2015, in accordance with the CRA Agreements and the Jersey Court of Appeals decisions, the Company instituted a mediation process with CRA at the American Arbitration Association in New York City. In a further material breach of the CRA Agreements, CRA refused to participate in the mediation. At the same time, On November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company has been awarded its costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause.

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

The Final Award was certified for purposes of Article I of the United Nations New York Convention on the Recognition and Enforcement of Foreign Arbitral Awards and for purposes of the Federal Arbitration Act. The Company is actively pursuing enforcement of the monetary damages and injunctive relief granted.  Caldera and its former President Mavridis have not complied with the Final Award and in conjunction with Joseph Borkowski have continued to act in contravention to the Final Award including with respect to spreading defamatory information, which the Company needs to address. The Biomine license for “Marjan West” was reportedly relinquished as of December 31, 2015.

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

The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in the fall of 2012 and worked with Caldera Resources and its President Bill Mavridis to give defamatory testimony and other defamatory materials in attempt to bring criminal charges against the Company and its officers in attempt to gain leverage for his claims against the Company. The Company refuted all charges and the independent investigation confirmed that contractors were paid as reported and agreed, with no tax consequence to the Company as well as exoneration for the false charges concluded in January 2015.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not ground in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of December 31, 2015 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Shares of the Company's Common Stock trade on the “OTC Markets Group” (OTCQB) under the symbol "GBGD." The range of high and low bid information for each quarterly period during 2014 and 2015 were as follows:

	2014		2015

Quarter	High*	Low*	High*	Low*

1st	$0.14	$0.08	$0.02	$0.01
2nd	$0.11	$0.03	$0.05	$0.01
3rd	$0.08	$0.04	$0.05	$0.01
4th	$0.04	$0.01	$0.03	$0.01

* These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.  Source: OTC Markets

As of April 28, 2016, the Company had 90,130,475 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 342 E. 900 South, Salt Lake City, Utah 84111, having a telephone number of (801) 363-9065.

(b) As of April 28, 2016, there were approximately 1,307 holders of record of shares of the Company's Common Stock.

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

(d) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2015.

	Number of Securities to	Weighted average exercise	Remaining available for issuance under equity
	be issued upon exercise	price of outstanding	compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a) (#)	(b) ($)	(c ) (#)

Equity compensation plans (1) approved by security holders	2,954,167	$0.52	55,833

Equity compensation plans not approved by security holders	0	0	0

Total:	2,954,167		55,833

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2015 AND TWELVE-MONTHS ENDED DECEMBER 31, 2014

During the twelve-month period ended December 31, 2015 and 2014, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.

During the twelve-month period ended December 31, 2015, the Company's administrative and other expenses were $1,671,654 which represented a decrease of $1,029,926 from $2,701,580 in the same period last year. The expense increase was primarily attributable to lower legal fees of $1,029,148, lower compensation expense of $184,785 and stock compensation expense of $60,450.

During the twelve-month period ended December 31, 2015, the Company's mine exploration costs were $661,497 which represented an increase of $51,249 from $610,248 in the same period last year.  The expense increase was attributable to the increased mining activity at the Toukhmanuk property of $51,249.

During the twelve-month period ended December 31, 2015, the Company's amortization and depreciation expenses were $296,658 which represented a decrease of $92,297 from $388,955 in the same period last year. The expense decrease was primarily attributable to the decreased amortization expense of $124,298 offset by higher depreciation expense of $32,001.

During the twelve-month period ended December 31, 2015, the Company had interest expenses of $872,401 which represented an increase of $389,259 from $483,142 in the same period last year.  The expense increase was attributable to an increase in interest expense on Director loans of $42,288, mine owner’s debt facility of $456,436, vendor payable of $73,115 and wages due to management of $23,910 offset by a decrease in interest expense on convertible note payable of $16,932 and secured line of credit in Armenia of $90,524.

The Company had no gain on extinguishment of debt during 2015 which represented a decrease of $150,000 from $150,000 from the same period last year.

Deposits on contracts and equipment decreased by $1,117,798 to $452,827 at December 31, 2015 from $1,570,625 at December 31, 2014 due to a reclassification of equipment to construction in process of $972,895.

Current liabilities increased by $3,004,695 as of December 31, 2015 due to increases in accounts payable and accrued expenses of $1,080,372, wages payable of $530,985, mine owners debt facility of $1,028,601 and note payable to director of $501,000 offset by a decrease in employee loans of $8,244 and secured line of credit – short term portion of $128,019.   Secured line of credit decreased due to loan repayments made of $128,019.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of December 31, 2015, the Company's total assets were $2,624,112 of which $12,494 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2016 is:

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

On July 5, 2013, the Company concluded a fifteen year operating agreement with Linne Mining, LLC (“Linne”) as the operator along with an $8,800,000 debt facilities agreement to fund future production at Toukhmanuk. On June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) for the Toukhmanuk property to which the Company was entitled and was a prerequisite to processing ore. Equipment for the plant upgrades has been delivered to the mine site for assembly and operation. In light of Linne Mining’s request to be relieved of its responsibilities and other acts and omissions, it is not expected that the new tailings dam (approximate cost of $1,000,000), and the design and construction of a new upgraded plant (approximate cost of $3,000,000). The Company is exploring options and companies to help get the plant completed and operational for production in 2016.

The Company may engage in research and development related to exploration and processing during 2016, and may purchase additional equipment and mining assets to expand production.

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

CRITICAL ACCOUNTING POLICIES

Going Concern - The consolidated financial statements at December 31, 2015 and 2014, and for the years then ended were prepared assuming that the Company would continue as a going concern. During the years ended December 31, 2015 and 2014, the Company has incurred net losses of $3,502,210 and $4,033,925, respectively, has working capital deficit (current liabilities exceed current assets) of approximately $16,740,000 and stock holder deficit of approximately $11,028,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2015 and 2014 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are assumptions about useful life of property and equipment, inventory valuation, stock based compensation and deferred income tax asset valuation allowances,

Cash and Cash Equivalents - Cash and cash equivalents consist of all cash balances and highly liquid investments with a remaining maturity of three months or less when purchased and are carried at fair value.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2015 and 2014.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2015 and 2014, the fair value short-term financial instruments including cash, receivables, accounts payable and accrued expenses and notes payable approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at December 31, 2015 and 2014:

	2015	2014

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	152,588	103,514
Total Inventories	$615,499	$566,425

Ore inventory consists of unprocessed ore at the Toukhmanuk mining site in Armenia. The concentrate and unprocessed ore are stated at the lower of cost or market. The Company is currently reporting its inventory at cost, using weighted average, which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Ore inventory is pledged as collateral for the mine owner’s debt facility and secured line of credit.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at December 31, 2015 and 2014 was 2,954,167. There were no warrants outstanding at December 31, 2015 and 2014.

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

For the years ended December 31, 2015 and 2014, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2015 and 2014 was $63,517 and $201,350, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2015 and 2014.

	Year Ending December 31,

	2015	2014

Net loss applicable to Global Gold Corporation Common Shareholders	$(2,084,455)	$(3,043,631)
Foreign currency translation adjustment during year	$(35,989)	$(167,092)

Comprehensive loss	$(2,120,444)	$(3,210,723)

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

The functional currency of the Company’s Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2015 and 2014, the exchange rate for the Armenian Dram (AMD) was 484 AMD and 474 AMD for $1.00 U.S, respectively.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  For the years ended December 31, 2015 and 2014, amortization expense totaled $174,018 and $298,316, respectively. Licenses were fully amortized during the year ended December 31, 2015.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of December 31, 2015.  The Company did not mine any ore in 2015 and 2014.

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

New Accounting Standards:

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606).” The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $593,759 for the year ended December 31, 2015, as compared to net cash used of $1,293,351 for the year ended December 31, 2014. The decrease was primarily due to additional developmental expense and legal payable.

Net Cash Used in Investing Activities

During the year ended December 31, 2015 cash used in investing activities decreased by $7,047 to $0 compared to $7,047 for the year ended December 31, 2014, primarily for the procurement of equipment by the Company.

Net Cash Provided by Financing Activities

During the year ended December 31, 2015 cash provided by financing activities decreased by $978,790 to $664,581 compared to $1,643,371 for the year ended December 31, 2014, primarily for the proceeds from notes payable to Directors.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $452,463 and $11,342 as of December 31, 2015 and 2014, respectively, with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2015 and 2014.  As of December 31, 2015 and 2014, the Company had $6,160 and $5,460, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2015 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company, notes thereto and report of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2015 and 2014 by RBSM LLP are attached hereto as a part of, and at the end of, this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of December 31, 2015, based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company's internal control over financial reporting, have concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held on or around June 17, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held on or around June 17, 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held on or around June 17, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held on or around June 17, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company's Proxy Statement relating to the 2016 Annual Meeting of Stockholders scheduled to be held on or around June 17, 2016.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including the report of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2015 and 2014.

(b) Exhibits.

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 10.68	Final Award issued by the arbitrator on June 26, 2014 in arbitration between Global Gold Corporation and Amarant Mining Ltd and Alluvia Mining, Ltd (62)

Exhibit 10.69	International Center for Investment Dispute Resolution Final Award on November 10, 2014 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (63)

Exhibit 10.70	Amended and Extended Employment Agreement, effective July 1, 2015, by and between Global Gold Corporation and Van Krikorian. (64)

Exhibit 10.71	Amended and Extended Employment Agreement, effective July 1, 2015, by and between GGM, LLC and Ashot Boghossian. (65)

Exhibit 10.72	Amended and Extended Employment Agreement, effective August 1, 2015, by and between Global Gold Corporation and Jan Dulman. (66)

Exhibit 10.73	March 27, 2015 Court of Appeals of the Island of Jersey ruling in Favor of Global Gold Corporation against Consolidated Resources Armenia. (67)

Exhibit 10.74	Material Agreement – January 17, 2012 Instrument for $2,000,000 Convertible Notes and related documents. (68)

Exhibit 10.75	Material Agreement – Amended and extended 5 year Office Lease effective November 1, 2015. (69)

Exhibit 10.76	Jersey Island Dispute Resolution Final Award on November 18, 2015 in Favor of Global Gold Corporation against Consolidated Resources (70)

Exhibit 10.77	August 24, 2015 Armenian Government new Mining Agreement and Extension, new Mining Act Allocation, new Mining Permit and Extension (license), and new Order on Mining Rights (71)

Exhibit 21	List of Subsidiaries.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(68) Incorporated herein by reference to Exhibit 10.74 to the Company’s quarterly report on Form10-Q for the third quarter ended September 30, 2015, filed with the SEC on November 20, 2015.

(69) Incorporated herein by reference to Exhibit 10.75 to the Company’s quarterly report on Form10-Q for the third quarter ended September 30, 2015, filed with the SEC on November 20, 2015.

(70) Incorporated herein by reference to Exhibit 10.76 to the Company’s quarterly report on Form10-Q for the third quarter ended September 30, 2015, filed with the SEC on November 20, 2015.

(71) Incorporated herein by reference to Exhibit 10.77 to the Company’s quarterly report on Form10-Q for the third quarter ended September 30, 2015, filed with the SEC on November 20, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION
(Registrant)

By:	/s/ Van Z. Krikorian
Van Z. Krikorian,
Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

May 2, 2016
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	5/2/16	/s/ Van Z. Krikorian	5/2/16
Jan Dulman		Van Z. Krikorian, Chairman, Chief Executive
Chief Financial Officer (Principal Financial and Accounting Officer)		Officer and Director (Principal Executive Officer)

/s/ Drury J. Gallagher	5/2/16	/s/ Nicholas J. Aynilian	5/2/16
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Ian C. Hague	5/2/16	/s/ Lester Caesar	5/2/16
Ian C. Hague		Lester Caesar
Director		Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Global Gold Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, deficit and cash flows for each of two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

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

/s/RBSM LLP

New York, New York

May 2, 2016

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$12,494	$10,781
Inventories	615,499	566,426
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570 and $1,282,398 respectively	-	-
Other current assets	19,476	82,167
TOTAL CURRENT ASSETS	740,051	751,956

Licenses, net of accumulated amortization of $3,209,936 and $3,035,918, respectively	-	174,018
Deposits on contracts and equipment	452,827	1,570,625
Property, plant and equipment, net of accumulated depreciation of $2,878,063 and $2,802,160, respectively	1,431,234	597,500

TOTAL ASSETS	$2,624,112	$3,094,099

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,221,753	$5,141,381
Wages payable	2,336,862	1,805,877
Employee loans	133,899	142,143
Advance from customer	87,020	87,020
Secured line of credit - short term portion	-	128,019
Current portion of mine owners debt facilities	4,104,577	3,075,976
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	2,702,127	2,201,127
TOTAL CURRENT LIABILITIES	17,480,482	14,475,787

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 90,130,475 and 87,882,975 shares issued and outstanding at December 31, 2015 and 2014, respectively	90,130	87,883
Additional paid-in-capital	44,973,013	44,911,743
Accumulated deficit	(57,518,359)	(55,433,904)
Accumulated other comprehensive income	1,427,405	1,445,759

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(11,027,811)	(8,988,519)

NONCONTROLLING INTEREST	(3,828,559)	(2,393,169)

TOTAL DEFICIT	(14,856,370)	(11,381,688)

TOTAL LIABILITIES AND DEFICIT	$2,624,112	$3,094,099

 The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2015	2014

OPERATING EXPENSES:
General and administrative	$1,671,654	$2,701,580
Mining and exploration costs	661,497	610,248
Amortization and depreciation	296,658	388,955

TOTAL OPERATING EXPENSES	2,629,809	3,700,783

Operating Loss	(2,629,809)	(3,700,783)

OTHER (INCOME) EXPENSES:
Gain on extinguishment of debt	-	(150,000)
Interest expense	872,401	483,142

Total Other Expenses	872,401	333,142

Net Loss	(3,502,210)	(4,033,925)

Less: Net loss applicable to noncontrolling interest	(1,417,755)	(990,294)
Net loss applicable to Global Gold Corporation Common Shareholders	(2,084,455)	(3,043,631)

Foreign currency translation adjustment	(35,989)	(167,092)

Comprehensive Net Loss	(2,120,444)	(3,210,723)
Less: Comprehensive net loss applicable to noncontrolling interest	17,635	81,875
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(2,102,809)	$(3,128,848)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	89,366,900	87,696,920

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2015

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Accumulated	Minority	Comprehensive	Stockholders'
	Shares	Amount	Capital	deficit	Interest	Income (Loss)	Deficit

Balance as of December 31, 2013	87,272,975	$87,273	$44,711,003	$(52,390,273)	$(1,321,000)	$1,530,976	$(7,382,021)

Issuance of common stock for compensation	610,000	610	60,990	-	-	-	61,600
Amortization of unearned compensation	-	-	139,750	-	-	-	139,750
Net loss	-	-	-	(3,043,631)	(990,294)	-	(4,033,925)
Other comprehensive income	-	-	-	-	(81,875)	(85,217)	(167,092)

Balance as of December 31, 2014	87,882,975	87,883	44,911,743	(55,433,904)	(2,393,169)	1,445,759	(11,381,688)

Issuance of common stock for compensation, April 15	560,000	560	5,040	-	-	-	5,600
Issuance of common stock for compensation, May 15	1,687,500	1,687	(1,687)	-	-	-	-
Amortization of unearned compensation	-	-	57,917	-	-	-	57,917
Net loss	-	-	-	(2,084,455)	(1,417,755)	-	(3,502,210)
Other comprehensive loss	-	-	-	-	(17,635)	(18,355)	(35,989)

Balance as of December 31, 2015	90,130,475	$90,130	$44,973,013	$(57,518,359)	$(3,828,559)	$1,427,405	$(14,856,370)

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
OPERATING ACTIVITIES:
Net loss	$(3,502,210)	$(4,033,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	57,917	139,750
Amortization expense	174,018	298,316
Depreciation expense	122,640	90,639
Stock based compensation	5,600	61,600
Gain on extinguishment of debt	-	(150,000)
Expenses directly incurred by Mine owner debt facility	737,001	668,621
Changes in operating assets and liabilities:
Other current and non current assets	208,432	(44,782)
Accounts payable and accrued expenses	210,393	772,469
Accrued interest	861,465	410,655
Wages payable	530,985	493,306

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(593,759)	(1,293,351)

INVESTING ACTIVITIES:
Purchase of property, plant and equipment	-	(7,047)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(7,047)

FINANCING ACTIVITIES:
Repayment of secured line of credit	(128,019)	(604,241)
Proceeds from mine owners debt facilities	291,600	693,612
Proceeds from note payable to Directors	501,000	1,554,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	664,581	1,643,371

EFFECT OF EXCHANGE RATE ON CASH	(69,109)	(358,541)

NET INCREASE (DECREASE) IN CASH	1,713	(15,568)

CASH AND CASH EQUIVALENTS - beginning of period	10,781	26,349

CASH AND CASH EQUIVALENTS - end of period	$12,494	$10,781

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$3,772	$65,552

Noncash Investing and Financing Transactions:

Purchase of equipment through mine owners debt facility	$-	$1,144,266
Reclassification from Deposits on contracts and equipment to Construction in Process	$972,985	$-

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015 AND 2014

1. ORGANIZATION AND BUSINESS

The Company is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 25 people globally on a year round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations is expected to reduce the number of employees directly employed by the Company on a seasonal basis.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan RA were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  Judge Karas of the United States Federal District Court confirmed Judge Cahn’s decision.  On November 10, 2014, a Final Award in the Company’s favor ruled that Caldera had no interest whatsoever in Marjan RA or the Marjan Property and that a partially overlapping license held by a Caldera affiliate, Biomine, LLC should be relinquished which reportedly occurred as of December 31, 2015. See Legal Proceedings for more information on the Marjan JV.

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

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  See Agreements and Legal Sections for more information on Consolidated Resources agreements.

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL. On September 26, 2012, the Company conditionally transferred 100% of the shares of Mego and Getik Mining Company, LLC to GGCR Mining.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Going Concern - The consolidated financial statements at December 31, 2015 and 2014, and for the years then ended were prepared assuming that the Company would continue as a going concern. During the years ended December 31, 2015 and 2014, the Company has incurred net losses of $3,502,210 and $4,033,925, respectively, has working capital deficit (current liabilities exceed current assets) of approximately $16,740,000 and stock holders’ deficit of approximately $11,028,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2015 and 2014 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

b. Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates are assumptions about useful life of property and equipment, inventory valuation, stock based compensation and deferred income tax asset valuation allowances.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2015 and 2014.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2015 and 2014, the fair value short-term financial instruments including cash, receivables, accounts payable and accrued expenses and notes payable approximates book value due to their short-term duration.

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

e. Inventories - Inventories consists of the following at December 31, 2015 and 2014:

	2015	2014

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	152,588	103,514

Total Inventories	$615,499	$566,425

Ore inventory consists of unprocessed ore at the Toukhmanuk mining site in Armenia. The concentrate and unprocessed ore are stated at the lower of cost or market. The Company is currently reporting its inventory at cost, using weighted average, which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Ore inventory is pledged as collateral for the mine owner’s debt facility and secured line of credit.

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

h. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at December 31, 2015 and 2014 was 2,954,167. There were no warrants outstanding at December 31, 2015 and 2014.

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

For the years ended December 31, 2015 and 2014, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2015 and 2014 was $63,517 and $201,350, respectively. The expense for stock-based compensation is a non-cash expense item.

j. Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2015 and 2014.

	Year Ending December 31,

	2015	2014

Net loss applicable to Global Gold Corporation Common Shareholders	$(2,084,455)	$(3,043,631)
Foreign currency translation adjustment during year	$(35,989)	$(167,092)

Comprehensive loss	$(2,120,444)	$(3,210,723)

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

The functional currency of the Company’s Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2015 and 2014, the exchange rate for the Armenian Dram (AMD) was 484 AMD and 474 AMD for $1.00 U.S, respectively.

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

q. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  For the years ended December 31, 2015 and 2014, amortization expense totaled $174,018 and $298,316, respectively. Licenses were fully amortized during the year ended December 31, 2015.

r. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of December 31, 2015.  The Company did not mine any ore in 2015 and 2014.

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

u. New Accounting Standards:

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2015, the FASB issued (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes. Currently deferred taxes for each tax jurisdiction are presented as a net current asset or liability and net noncurrent asset or liability on the balance sheet. To simplify the presentation, the new guidance requires that deferred tax liabilities and assets for all jurisdictions along with any related valuation allowances be classified as noncurrent in a classified statement of financial position. This guidance is effective for interim and annual reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company has adopted this guidance in the fourth quarter of the year ended December 31, 2015 on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows, and did not have any effect on prior periods due to the full valuation allowance against the Company’s net deferred tax assets

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement –Period Adjustments. Changes to the accounting for measurement-period adjustments relate to business combinations. Currently, an acquiring entity is required to retrospectively adjust the balance sheet amounts of the acquiree recognized at the acquisition date with a corresponding adjustment to goodwill as a result of changes made to the balance sheet amounts of the acquiree. The measurement period is the period after the acquisition date during which the acquirer may adjust the balance sheet amounts recognized for a business combination (generally up to one year from the date of acquisition). The changes eliminate the requirement to make such retrospective adjustments, and, instead require the acquiring entity to record these adjustments in the reporting period they are determined. The new standard is effective for both public and private companies for periods beginning after December 15, 2015. Adoption of this new standard is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Interest - Imputation of Interest (Subtopic 835-30).” ASU 2015-15 provides guidance as to the presentation and subsequent measurement of debt issuance costs associated with line of credit arrangements. We do not expect the adoption of ASU 2015-15 to have a material effect on our financial position, results of operations or cash flows.

In August 2015, the FASB issued ASU No. 2015-14, Revenue From Contracts With Customers (Topic 606).” The amendments in this ASU defer the effective date of ASU 2014-09. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We do not expect the adoption of ASU 2015-14 to have a material effect on our financial position, results of operations or cash flows.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2015 and 2014.

	2015	2014

Plant	$569,420	$569,420
Construction in process	972,985	-
Machinery and equipment	2,466,183	2,529,531
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$4,309,297	$3,399,660
Less accumulated depreciation	(2,878,063)	(2,802,160)

	$1,431,234	$597,500

The Company had depreciation expense for the year ended December 31, 2015 and 2014 of $122,640 and $90,639, respectively.

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

As of December 31, 2015 and 2014 the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 as of December 31, 2015 and 2014, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2014 and April 28, 2016, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 17 - Agreement and Commitment paragraph Conventus/Amarant Agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2015 and 2014, the accounts payable and accrued expenses consisted of the following:

	2015	2014

Drilling work payable	$154,819	$87,997
Accounts payable	4,518,386	4,443,233
Accrued expenses	1,548,548	610,151

	$6,221,753	$5,141,381

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. GGCRL and GGC have signed as Guarantors on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and begun to restart production. Pictures of plant construction progress are on the Company’s website. While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred, and Linne has asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company is carrying this as a liability, though the Company reserves the right to contest this liability pending substantiation concerns and offsetting amounts caused by damage and non performance by Linne, as well as other reasons.  The balance due on the debt facilities as of December 31, 2015 and 2014 was $4,104,577, and $3,075,976, respectively. As of December 31, 2015 and 2014, the Company has accrued interest of $814,096 and $179,729, respectively, on this debt facility based on calculations from Linne which the Company does not agree with or have support for.

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

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $50,000 has already been awarded to the Company against CRA (but not paid) with an application for an additional $230,000 based on the Court of Appeals award pending. On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted. At the same time, on November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company has been awarded its costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause. See Note 19 - Subsequent Events for an update.

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

9.  NOTES PAYABLE

Notes payable – short and long term portion consisted of the following:

	December 31,	December 31,
	2015	2014

Secured line of credit, 14% per annum, due March 20, 2015	$-	$128,019
Less: current portion	-	(128,019)
Long term portion	$-	$-

On March 26, 2010, the Company, through its wholly owned subsidiary Mego Gold, LLC (“Mego”) entered into a credit line agreement for 1 billion Armenian Drams (approximately $2,500,000) with Armbusinessbank Close Joint Stock Company (“ABB”) in Yerevan, Armenia.  The credit line includes a grace period on repayment of principal until April 20, 2011, is not revolving, may be prepaid at any time, and is to be drawn down towards equipment purchases, construction, and expansion of the existing plant and operations to increase production capacity to 300,000 tonnes of ore per year at Mego’s Toukhmanuk property in Armenia.  The loan is for a period of 5 years through March 20, 2015, bears interest at 14% for amounts borrowed, and bears interest at 2% for amount available but not borrowed.  The loan has been fully repaid as of March 31, 2015. The loan is made and payable in local AMD currency.  As security, 100% of the Mego shares and the mining right certified by the Mining License Agreement #287 with Purpose of Sub-Surface Exploitation and Mining License #HA-L-14/356 issued on August 5, 2005.  The balance owed at December 31, 2015 and 2014 was $0 and $128,019, respectively.  There was no accrued interest owed as of December 31, 2015 and 2014.

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

The following table summarizes the changes in Non-Controlling Interest for the year ended December 31, 2015.

Balance, December 31, 2014	$(2,393,169)

Net loss attributable to the non-controlling interest	(1,417,755)
Foreign currency translation loss	(17,635)
Balance, December 31, 2015	$(3,828,559)

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

For the fiscal years end December 31, 2015 and 2014, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	As of December 31,
	2015	2014

Armenia	$2,596,427	$3,065,277
United States	27,685	28,822
	$2,624,112	$3,094,099

The following summarizes operating losses before provision for income tax:

	Year Ending December 31,
	2015	2014

Armenia	$2,384,332	$1,735,067
United States	1,117,878	2,298,858
	$3,502,210	$4,033,925

12. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2015 and 2014.  As of December 31, 2015 and 2014, the Company had $6,160 and $5,460, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2015 and as of the date of this filing.

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

On July 1, 2012 the Company granted performance and retention bonus awards of restricted shares of the Company’s Common Stock to Van Krikorian (500,000 shares) and Jan Dulman (250,000 shares) as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 15, 2012.   All shares issued under this bonus award will vest in equal semi-annual installments over the two years through June 30, 2014.  All shares were issued at fair market value and are amortized in accordance with the vesting period.

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

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2015.

Year	Amount

2016	$390,000
2017	390,000
2018	208,750
2019	-
2020	-

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

The restricted stock outstanding and exercisable at December 31, 2015 is as follows:

	Restricted Stock Outstanding		Restricted Stock Vested
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$0.01	1,687,500	$0.01	-	$0.01

The Company has recorded an expense of $2,729 and $0 for the year ended December 31, 2015 and 2014, relating to the restricted stock award and a further $15,552 will be expensed over the vesting period of the stock which takes place over the three years.

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

The amount of total deferred compensation amortized for the year ended December 31, 2015 and 2014 was $57,917 and $139,750, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of

$373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of December 31, 2015, these amounts remain unpaid and the Company has accrued interest of $87,288.

As of December 31, 2015 and 2014, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of December 31, 2015 and 2014, one of the Company's Directors, Drury Gallagher, was owed $2,193,000 and $1,697,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of December 31, 2015 and 2014, one of the Company's Directors, Nicholas Aynilian, was owed $5,000 and $0, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of December 31, 2015 and 2014, the Company owes unpaid wages of approximately $1,542,000 and $1,152,000, respectively, to management including approximately $784,000 and $559,000, respectively to Mr. Van Krikorian and $574,000 and $409,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2015 and 2014, the Company had accrued interest of approximately $327,000 and $238,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of December 31, 2015 and 2014.

As of December 31, 2015 and 2014, the Company had interest free loans due to employees in Armenia of approximately $134,000 and $142,000, respectively.

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

At December 31, 2015, the Company had net deferred tax assets of $19,221,000. The Company has provided a valuation allowance, which increased during 2015 by $1,401,000 against the full amount of its deferred tax asset, since the likelihood of realization cannot be determined.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2015 and 2014.

	2015	2014

Deferred tax assets:
Net operating loss carryforward	$18,740,000	$17,339,000
Stock option expense	481,000	481,000

Net deferred tax asset	19,221,000	17,820,000
Valuation allowance	(19,221,000)	(17,820,000)

	$-	$-

The provision for income taxes for year ended December 31, 2015 and 2014 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

	2015	2014

Income tax benefit computed at statutory rate	$1,226,000	$1,412,000
State tax benefit (net of federal)	175,000	202,000
Permanent differences (book stock comp versus tax stock comp)	-	-
Increase in valuation allowance	(1,401,000)	(1,614,000)

Provision for income taxes	$-	$-

The Company had net operating loss carry forwards for tax purposes of approximately $45,070,000 at December 31, 2015 expiring at various dates from 2016 to 2033. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

The Company files federal and state income tax returns subject to statutes of limitations. The years ended December 31, 2015, 2014, 2013, 2012, 2011, and 2010 are subject to examination by federal and state tax authorities. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2015, due to the uncertainty of realizing the deferred income tax assets.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740. Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

15. COMMON STOCK

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

There were no options granted in 2015 and 2014.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2015 and 2014, respectively.

	WARRANTS		OPTIONS		STOCK AWARDS

	Shares	Weighted	Shares	Weighted	Restricted	Weighted
	Underlying	Average	Underlying	Average	Stock	Average
	Warrants	Exercise Price	Warrants	Exercise Price	Awards	Market Price

Outstanding at December 31, 2013	-	$-	2,954,167	$0.52	11,228,001	$0.52
Granted	-	-	-	-	610,000	0.11
Canceled	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2014	-	$-	2,954,167	$0.52	11,838,001	$0.50
Granted	-	-	-	-	2,247,500	0.01
Canceled	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2015	-	$-	2,954,167	$0.52	14,085,501	$0.42

Vested shares and fair value	-	$-	2,954,167	$0.52	12,604,251	$0.47

In the twelve months ended December 31, 2015 and 2014, there were no options exercised.  Pursuant to the decision of the non-interested members of the Board of Directors on October 19, 2010, the Company has amended the outstanding warrant strike price per share from $0.15 to $0.10.  These warrants were part of a capital raise and were never compensatory in nature; no expense was recorded as a result of the modification.  In the twelve months ended December 31, 2015 and 2014, there were no warrants exercised or canceled.  The following is additional information with respect to the Company's options and warrants as of December 31, 2015.

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Warrants	Life	Price	Warrants	Price

$-	-	N/A	$-	-	$-

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Options	Life (in years)	Price	Options	Price

$0.63	2,954,167	2.64	$0.52	2,954,167	$0.52

The intrinsic value of warrants and options exercisable at December 31, 2015 and 2014 was $0.

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

Subsequent to the arbitral award, Amarant and Alluvia announced on the Amarant website that “[t]he companies have reached an agreement with a UAE based consortium to sell material parts of their assets. The deal was signed on the 30th September in London and consists of three parts.  The first stage consists of the sales of the shares in Mineral Invest and Alluvia that are pledged as security for various bridge financing solutions and short term financing.  In a second stage the consortium will provide the operational companies MII and Alluvia with necessary funding to start the operations and settle off short term debts and obligations in Alluvia and Mineral Invest including, but not limited to, legal fees to the SOVR law firm, license fees, funds owed to Global Gold related to the purchase of the Valdevia, Chile property and remaining payments against NSR commitments in connection with the Huakan deal. The first two stages are expected to be completed by the end of 2013.”   Global Gold was contacted by Mr. Ulander and separately by the former Chairman of Alluvia, Mr. Thomas Dalton, as the representative of the consortium, Gulf Resource Capital, referenced in the Amarant/Alluvia announcement to settle the arbitration award and despite the expectation of payments, no payments have been made and the parties have not reached a definitive agreement.  There can be no assurance that Gulf Resource Capital will pay on behalf of Amarant and Alluvia. Global Gold will continue to seek enforcement of the arbitral award to the full extent.

Industrial Minerals/Linne/Jacero Agreements

March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of December 31, 2015 and 2014.

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

As of December 31, 2015 and as of the date of this Report, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

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

See Item 1A “Risk Factors” and Item 3 “Legal Proceedings”.

Rent Agreements

The Company rents office space in a commercial building at 45 East Putnam Avenue, Greenwich, CT where it signed a 5-year lease starting on March 1, 2006 at a starting annual rental cost of $44,200. On October 1, 2006, the Company expanded its office space by assuming the lease of the adjacent office space. The assumed lease had less than one year remaining, through September 30, 2008, at an annual rental cost of $19,500.  The assumed lease was extended for an additional year through September 30, 2009 at an annual rental cost of $22,860 for that period.   The assumed lease was further extended through October 15, 2009 at which point the Company vacated the additional space.  Messrs. Gallagher and Krikorian gave personal guarantees of the Company's performance for the first two years of the lease.  On April 1, 2011, the Company moved its corporate headquarters from Greenwich, CT to 555 Theodore Fremd Avenue, Rye, NY 10580.  The new lease is for five years and had annual costs of; $63,045 in year 1, $64,212 in year 2, $65,380 in year 3, $66,547 in year 4, and $67,715 in year 5. As of November 1, 2015, the Company moved its offices from Suite C-208 to Suite C-305 at the same 555 Theodore Fremd Avenue, Rye, NY building and extended its lease for five years commencing November 1, 2015, at a starting annual rent cost of $77,409, see exhibit 10.75.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015:

Year ending December 31:
2016	$77,796
2017	80,129
2018	82,533
2019	85,009
2020	72,605
Total	$398,072

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

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $50,000 has already been awarded to the Company against CRA (but not paid) with an application for an additional $230,000 based on the Court of Appeals award pending.

On April 22, 2015, the Victoria Legal Services Commission in Australia found that the attorney Mr. Premraj chose to represent GGCRL in the Signature Gold transaction, Charles Wantrup, who acted to the detriment of the Company, engaged in “unsatisfactory professional conduct.”

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted. On July 20, 2015, in accordance with the CRA Agreements and the Jersey Court of Appeals decisions, the Company instituted a mediation process with CRA at the American Arbitration Association in New York City. In a further material breach of the CRA Agreements, CRA refused to participate in the mediation. At the same time, On November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company has been awarded its costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause. See Subsequent Events for an update on CRA.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not ground in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of December 31, 2015 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

19. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2015 through the date of this filing.

In January 2016 and since, the Company has been engaged with counsel for Linne Mining and Industrial Minerals to disclose the substantiation for amounts drawn under the Debt Facilities Agreement, reconcile evidence of misappropriation of funds by the mine contractor, comply with the Debt Facilities and Operating Agreements, pay the claims Global Gold has made for the breaches of Linne Mining and amicably resolve outstanding disputes without success.  The Company has taken the position that the agreed dispute resolution provisions starting with the 60 day good faith negotiating period commence upon provision of the material to substantiate the claims made by Linne Mining, but that information has not been forthcoming.   The refusal to turn over this required information has also affected our financial reporting in that we lack a basis to have capital and other expenses claimed by Linne Mining for the benefit of the project confirmed.  After the Company presented its position and evidence,  Linne advanced a claim of lost profits of approximately $30.6 million  Linne was contractually obligated to operate the mine and produce at certain levels agreed by the parties.  Linne utterly and admittedly failed to do so then abdicated as the evidence mounted that its former director Janiko Kaplanishvili was misappropriating funds.  We have also learned that from 2013-2015,  he spent less than 45 days in the country not all of which were even at the mine site.  We have learned of the deception in attendance to agreed work as well as other fundamental breaches, including using funds drawn for project purposes for personal and other unrelated purposes. The $30.6 million claim is for lost profits based on the mine contractor’s 10% bonus payment which was to be earned from production but the contractor for its own reasons and in violation of the agreement did not produce.  We are disclosing the claim to be transparent, but note that it was only made after the Company pointed out that the contractor failed to perform and owed us for our lost profit and other damages, of which their claim is only 10%.  If the matter is not amicably resolved, the Company will need to resort to legal recourse to extract the information being withheld and the monetary damages.  The contractor has totally left the mine site and the Company has full control, although we have maintained the contractor remains responsible under the contract.

The Company has reengaged in settlement discussions to resolve disputes with the beneficial owner of CRA, Caralapti (Prem) Premraj and Jeffrey Marvin, who signed all of the relevant contracts with the Company on behalf of CRA.