Form 10-Q
period 2016-03-31
GLOBAL GOLD CORP
filed 2016-06-14
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of June 10, 2016 there were 90,130,475 shares of the issuer's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$31,824	$12,494
Inventories	616,289	615,499
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570	-	-
Other current assets	19,404	19,476
TOTAL CURRENT ASSETS	760,099	740,051

DEPOSITS ON CONTRACTS AND EQUIPMENT	442,674	452,827
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,918,356 and $2,878,063, respectively	1,408,431	1,431,234

TOTAL ASSETS	$2,611,204	$2,624,112

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,405,345	$6,221,753
Wages payable	2,483,758	2,336,862
Employee loans	153,070	133,899
Advance from customer	87,020	87,020
Current portion of mine owners debt facilities	4,104,577	4,104,577
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	2,842,814	2,702,127
TOTAL CURRENT LIABILITIES	17,970,828	17,480,482

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 90,130,475 shares issued and outstanding at March 31, 2016 and December 31, 2015	90,130	90,130
Additional paid-in-capital	44,975,044	44,973,013
Accumulated deficit	(57,794,999)	(57,518,359)
Accumulated other comprehensive income	1,395,604	1427,405

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(11,334,222)	(11,027,811)

NONCONTROLLING INTEREST	(4,025,402)	(3,828,559)

TOTAL DEFICIT	(15,359,624)	(14,856,370)

TOTAL LIABILITIES AND DEFICIT	$2,611,204	$2,624,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015

OPERATING EXPENSES:
General and administrative	$261,162	$435,784
Amortization and depreciation	26,619	107,382

TOTAL OPERATING EXPENSES	287,781	543,166

Operating Loss	(287,781)	(543,166)

OTHER EXPENSES:
Interest expense	155,147	120,501

Total Other Expenses	155,147	120,501

Net Loss	(442,928)	(663,667)

Less: Net loss applicable to noncontrolling interest	(166,288)	(276,129)
Net loss applicable to Global Gold Corporation Common Shareholders	(276,640)	(387,538)

Foreign currency translation adjustment	(62,356)	(290,439)

Comprehensive Net Loss	(338,996)	(677,977)
Less: Comprehensive net loss applicable to noncontrolling interest	30,555	142,315
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(308,441)	$(535,662)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	90,130,475	87,882,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES:
Net loss	$(442,928)	$(663,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	2,031	26,344
Amortization expense	-	74,579
Depreciation expense	26,619	32,803
Expenses incurred by notes payable to Directors	5,687	-
Changes in operating assets and liabilities:
Other current and non current assets	9,435	(22,240)
Accounts payable and accrued expenses	49,603	473,469
Accrued interest	153,160	111,930
Wages payable	146,896	140,983

NET CASH FLOWS (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(49,496)	174,201

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Repayment of secured line of credit	-	(128,019)
Proceeds from mine owners debt facilities	-	131,600
Proceeds from note payable to Directors	135,000	109,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	135,000	112,581

EFFECT OF EXCHANGE RATE ON CASH	(66,174)	(296,626)

NET INCREASE (DECREASE) IN CASH	19,330	(9,844)

CASH AND CASH EQUIVALENTS - beginning of period	12,494	10,781

CASH AND CASH EQUIVALENTS - end of period	$31,824	$937

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$-	$3,772

Noncash Investing and Financing Transactions:

Purchase of equipment through mine owners debt facility	$-	$87,115

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

BASIS OF ACCOUNTING:

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2015 annual report on Form 10-K. The results of operations for the three month period ended March 31, 2016 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2016. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2016 and 2105, the Company has incurred net losses of $442,928 and $663,667, respectively. The Company has working capital deficit (current liabilities exceed current assets) of approximately $17,210,700 and stock holder deficit of approximately $11,334,200 as of March 31, 2016.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at March 31, 2016 and 2015 and for the periods then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2016 and December 31, 2015.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2016 and December 31, 2015, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	153,378	152,588
Total Inventories	$616,289	$615,499

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

Deposits on Contracts and Equipment - The Company made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment. The Company carried Deposits on contracts and equipment as of March 31, 2016 and December 31, 2015 was $442,674, and $452,827, respectively.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at March 31, 2016 and 2015 was 2,954,167. There were no warrants outstanding at March 31, 2016 and 2015.

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

For the three months ended March 31, 2016 and 2015, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2016 and 2015 was $2,031 and $26,344, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the three months ended March 31, 2016 and 2015.

	Three Months Ending March 31,
	2016	2015

Net loss applicable to Global Gold Corporation Shareholders	$(276,640)	$(387,538)
Foreign currency translation adjustment	$(62,356)	$(290,439)
Comprehensive loss	$(338,996)	$(677,977)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the unaudited condensed consolidated financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2016 and 2015, the exchange rate for the Armenian Dram (AMD) was 481 AMD and 472 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  During the three months ended March 31, 2016 and 2015, amortization expense totaled $0 and $74,579, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of March 31, 2016 and December 31, 2015.

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

New Accounting Standards:

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which provides further guidance on identifying performance obligations and improves the operability and understandability of licensing implementation guidance. The effective date for ASU 2016-10 is the same as the effective date of ASU 2014-09 as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within those years. The Company has not yet determined the impact of ASU 2016-10 on its unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation, or ASU No. 2016-09. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. Amendments related to the presentation of employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively. Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating expected term should be applied prospectively. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We are currently evaluating the impact of adopting ASU No. 2016-09 on our unaudited condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this Update supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently evaluating the impact of adopting ASU No. 2016-02 on our unaudited condensed consolidated financial statements.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

Plant	$569,420	$569,420
Construction in process	972,985	972,985
Machinery and equipment	2,483,673	2,466,183
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$4,326,787	$4,309,297
Less accumulated depreciation	(2,918,356)	(2,878,063)
	$1,408,431	$1,431,234

The Company had depreciation expense for the three months ended March 31, 2016 and 2015 of $26,619 and $32,803, respectively.

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

As of March 31, 2016 and December 31, 2015, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 as of March 31, 2016 and December 31, 2015, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of March 31, 2016 and June 10, 2016, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 13 - Agreement and Commitment paragraph Conventus/Amarant Agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2016 and December 31, 2015, the accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2016	2015

Drilling work payable	$155,716	$154,819
Accounts payable	4,564,753	4,518,386
Interest payable	1,684,876	1,548,548
	$6,405,345	$6,221,753

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. GGCRL and GGC have signed as Guarantors on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and reportedly began to restart production. Pictures of plant construction progress are on the Company’s website. While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred, and Linne has asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company is carrying this as a liability, though the Company reserves the right to contest this liability pending substantiation concerns and offsetting amounts caused by damage and non performance by Linne, as well as other reasons.  The balance due on the debt facilities as of March 31, 2016 and December 31, 2015 was $4,104,577, respectively. As of March 31, 2016 and December 31, 2015, the Company has accrued interest of $906,617 and $814,096, respectively, on this debt facility based on calculations from Linne which the Company does not agree with or have support for.

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

8. ADVANCES PAYABLE CONSOLIDATED RESOURCES

In addition to the $1,500,000 received under the approved Convertible Notes, as describe in Note 7 above, the Company received additional advances of $394,244 which it is carrying this as a liability, though the Company reserves the right to contest this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  There is no written agreement on these Advances Payable Consolidated Resources and the Company has not accrued any interest on them accordingly. Refer to Note 14 - Legal Proceedings for the dispute related to outstanding amount payable on convertible note and advance payable and Subsequent Events.

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

The following table summarizes the changes in Non-Controlling Interest for the three months ended March 31, 2016.

Balance, December 31, 2015	$(3,828,559)

Net loss attributable to the non-controlling interest	(166,288)
Foreign currency translation loss	(30,555)
Balance, March 31, 2016	$(4,025,402)

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

For the three months ending March 31, 2016 and 2015, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	March 31,	December 31,
	2016	2015

Armenia	$2,589,216	$2,596,427
United States	21,988	27,685
	$2,611,204	$2,624,112

The following summarizes operating losses before provision for income tax:

Net Loss table:
	March 31, 2016	March 31, 2015
Armenia	$222,181	$324,473
United States	220,747	339,194
	$442,928	$663,667

11. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2016 and December 31, 2015.  As of March 31, 2016 and December 31, 2015, the Company had $31,100 and $6,160, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2016 and as of the date of this filing.

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

The following table illustrates the Company's compensation commitments for the next 5 years as of March 31, 2016.

Year	Amount

2016 – remaining period	$292,500
2017	390,000
2018	208,750
2019	-
2020	-

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

The restricted stock outstanding and exercisable at March 31, 2016 is as follows:

	Restricted Stock Outstanding		Restricted Stock Vested
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$0.01	1,687,500	$0.01	281,250	$0.01

The Company has recorded an expense of $2,031 and $0 for the three months ended March 31, 2016 and 2015, relating to the restricted stock award and a further $12,740 will be expensed over the vesting period of the stock which takes place over the three years.

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

The amount of total deferred compensation amortized for the three months ended March 31, 2016 and 2015 was $2,031 and $26,344, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of March 31, 2016, these amounts remain unpaid and the Company has accrued interest of $98,507.

As of March 31, 2016 and December 31, 2015, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of March 31, 2016 and December 31, 2015, one of the Company's Directors, Drury Gallagher, was owed $2,333,687 and $2,193,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of March 31, 2016 and December 31, 2015, one of the Company's Directors, Nicholas Aynilian, was owed $5,000 from interest free loans which remain unpaid as of the date of this filing.

As of March 31, 2016 and December 31, 2015, the Company owes unpaid wages of approximately $1,640,000 and $1,542,000, respectively, to management including approximately $840,000 and $784,000, respectively to Mr. Van Krikorian and $615,000 and $574,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of March 31, 2016 and December 31, 2015, the Company had accrued interest of approximately $353,000 and $327,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of March 31, 2016 and December 31, 2015.

As of March 31, 2016 and December 31, 2015, the Company had interest free loans due to employees in Armenia of approximately $153,000 and $134,000, respectively.

13. AGREEMENTS AND COMMITMENTS

Industrial Minerals/Linne/Jacero Agreements

March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of March 31, 2016 and December 31, 2015.

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

As of March 31, 2016 and as of the date of this Report, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

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

See the Company’s 2015 Form 10-K for the historical background of the agreements related to the terminated Marjan JV and Caldera Resources.

See Note 14 - Legal Proceedings.

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

See Note 14 - Legal Proceedings, below.

Rent Agreements

On April 1, 2011, the Company moved its corporate headquarters from Greenwich, CT to 555 Theodore Fremd Avenue, Rye, NY 10580.  The new lease was for five years and had annual costs of; $63,045 in year 1, $64,212 in year 2, $65,380 in year 3, $66,547 in year 4, and $67,715 in year 5. As of November 1, 2015, the Company moved its offices from Suite C-208 to Suite C-305 at the same 555 Theodore Fremd Avenue, Rye, NY building and extended its lease for five years commencing November 1, 2015, at a starting annual rent cost of $77,409, see exhibit 10.75.

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2016:

Year ending December 31:
2016 – remaining period	$58,057
2017	79,538
2018	81,924
2019	84,381
2020 and thereafter	94,172
Total	$398,072

14. LEGAL PROCEEDINGS

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not grounded in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of March 31, 2016 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of March 31, 2016 through the date of the unaudited condensed consolidated financial statements were available to be issued.

On April 25, 2015, the Corporation authorized 50,000 restricted shares each to board members as director’s fees and 320,000 restricted shares total to employees of the Corporations subsidiaries in Armenia.  These shares have not yet been issued.

On May 31, 2016 the Court of Appeals in Armenia dismissed and remanded the bankruptcy case filed against GGM, which will be a final judgment if not appealed to the Court of Cassation within thirty days.

On May 31, 2016, the Corporation through board action agreed to allow the existing stock options plan terminate to eliminate all stock options.   Individuals still holding valid stock options will receive restricted shares in the amount of 50% of the stock for which they had valid options.

The Company is continuing in settlement discussions to resolve disputes with the beneficial owner of CRA, Caralapti (Prem) Premraj and Jeffrey Marvin, who signed all of the relevant contracts with the Company on behalf of CRA.

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

These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the three months ended March 31, 2016.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2016 AND 2015

During the three month period ended March 31, 2016 and 2015, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, the status and funding of the Consolidated Resources joint venture, and Linne Mining’s performance issues.  While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred.

During the three month period ended March 31, 2016, the Company's administrative and other expenses were $261,162 which represented a decrease of $174,622 from $435,784 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $130,249, and stock compensation of $24,313.

During the three month period ended March 31, 2016 and 2015, the Company did not have any mine exploration costs.

During the three month period ended March 31, 2016, the Company's amortization and depreciation expenses were $26,619 which represented a decrease of $80,763 from $107,382 in the same period last year. The expense decrease was attributable to a decrease in amortization expense of $74,579 and depreciation expense of $6,184.

During the three month period ended March 31, 2016, the Company had interest expense of $155,147 which represented an increase of $34,646 from $120,501 in the same period last year.  The expense increase was attributable to an increase of $26,328 on mine owners debt facilities, and an increase of interest expense of $6,633 on wages payable.

Current liabilities increased by $490,346 as of March 31, 2016 due to increases in accounts payable of $183,592, wages payable of $146,896, employee loans of $19,171 and note payable to director of $140,687.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of March 31, 2016 the Company's total assets were $2,611,204, of which $31,824 consisted of cash or cash equivalents. The Company’s current assets were approximately $760,100, current liabilities were approximately $17,971,000, and had working capital deficit (current liabilities exceed current assets) of approximately $17,211,000. The Company did not have any long term debt as of March 31, 2016.

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

Net Cash (Used in) Provided by Operating Activities

During the three months ended March 31, 2016 cash provided by operating activities decreased by $223,697 to ($49,496) compared to $174,201 for the three months ended March 31, 2015, primarily due to a decrease in amortization and depreciation expense of $80,763, a decrease in stock compensation expense of $24,313, and a decrease in accounts payable and accrued expenses of $423,866 offset by an increase in other current and non-current assets of $31,675, an increase in increase in accrued interest of $41,230, and an increase in wages payable of $5,913.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2016 and 2015.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2016 cash provided by financing activities increased by $22,419 to $135,000 compared to $112,581 for the three months ended March 31, 2015, primarily due to a decrease in repayment of secured line of credit of $128,019, and an increase in the proceeds from notes payable to Directors of $26,000 offset by a decrease in the proceeds from mine owners debt facilities of $131,600.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $462,911 as of March 31, 2016 and December 31, 2015 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2016 and December 31, 2015.  As of March 31, 2016 and December 31, 2015, the Company had approximately $31,100 and $6,160, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2016 and as of the date of this filing.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date and in January 2015, the State Revenue concluded its investigation with no tax or other consequence to the Company as well as exoneration for the false claims. The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.

As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality.

The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in the fall of 2012 and worked with Caldera

Resources and its President Bill Mavridis to give defamatory testimony and other defamatory materials in attempt to bring criminal charges against the Company and its officers in attempt to gain leverage for his claims against the Company. The Company refuted all charges and the independent investigation confirmed that contractors were paid as reported and agreed with no tax consequence to the Company as well as exoneration for the false claims concluded in January 2015.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not grounded in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of March 31, 2016 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of March 31, 2016 and as of December 31, 2015; Statements of Operations and Comprehensive Loss for the three months ended March 31, 2016 and 2015, and Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and the Exhibits which are listed on the Exhibit Index

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

GLOBAL GOLD CORPORATION

Date: June 14, 2016	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)