Form 10-Q
period 2016-06-30
GLOBAL GOLD CORP
filed 2016-09-28
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                           to

Commission file number 02-69494

GLOBAL GOLD CORPORATION

(Exact name of small business issuer in its charter)

DELAWARE	13-3025550
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of September 23, 2016 there were 91,977,559 shares of the issuer's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$25,857	$12,494
Inventories	617,876	615,499
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570	-	-
Other current assets	20,912	19,476
TOTAL CURRENT ASSETS	757,227	740,051

DEPOSITS ON CONTRACTS AND EQUIPMENT	430,260	452,827
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $2,972,547 and $2,878,063, respectively	1,389,408	1,431,234

TOTAL ASSETS	$2,576,895	$2,624,112

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,605,238	$6,221,753
Wages payable	2,540,465	2,336,862
Employee loans	105,533	133,899
Advance from customer	87,020	87,020
Current portion of mine owners debt facilities	4,104,577	4,104,577
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	3,032,814	2,702,127
TOTAL CURRENT LIABILITIES	18,369,891	17,480,482

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par value, 100,000,000 shares authorized; 91,977,559 and 90,130,475 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	91,978	90,130
Additional paid-in-capital	45,001,953	44,973,013
Accumulated deficit	(58,209,848)	(57,518,359)
Accumulated other comprehensive income	1,459,096	1,427,405

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(11,656,821)	(11,027,811)

NONCONTROLLING INTEREST	(4,136,175)	(3,828,559)

TOTAL DEFICIT	(15,792,996)	(14,856,370)

TOTAL LIABILITIES AND DEFICIT	$2,576,895	$2,624,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
OPERATING EXPENSES:
General and administrative	$402,976	$409,861	$664,138	$845,645
Mining and exploration costs	-	84,475	-	84,475
Amortization and depreciation	27,081	106,944	53,700	214,326

TOTAL OPERATING EXPENSES	430,057	601,280	717,838	1,144,446

Operating Loss	(430,057)	(601,280)	(717,838)	(1,144,446)

OTHER EXPENSES:
Interest expense	156,569	128,896	311,716	249,397

Total Other Expenses	156,569	128,896	311,716	249,397

Net Loss	(586,626)	(730,176)	(1,029,554)	(1,393,843)

Less: Net loss applicable to noncontrolling interest	(171,777)	(305,799)	(338,065)	(581,928)
Net loss applicable to Global Gold Corporation Common Shareholders	(414,849)	(424,377)	(691,489)	(811,915)

Foreign currency translation adjustment	124,497	260,265	62,141	(30,174)

Comprehensive Net Loss	(290,352)	(164,112)	(629,348)	(842,089)
Less: Comprehensive net loss (gain) applicable to noncontrolling interest	(61,004)	(125,530)	(30,449)	14,785
Comprehensive Net Loss applicable to Global Gold Corporation Common Shareholders	$(351,356)	$(289,642)	$(659,797)	$(827,304)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	90,971,162	89,315,283	90,779,999	88,603,085

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES:
Net loss	$(1,029,554)	$(1,393,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	4,062	52,688
Amortization expense	-	149,158
Depreciation expense	53,700	65,168
Stock based compensation	26,725	5,600
Expenses incurred by mine owners debt facility	-	158,127
Expenses incurred by notes payable to Directors	5,687	-
Changes in operating assets and liabilities:
Other current and non current assets	18,754	(37,098)
Accounts payable and accrued expenses	47,195	403,175
Accrued interest	307,924	242,007
Wages payable	203,603	288,891

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(361,904)	(66,127)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Repayment of secured line of credit	-	(128,019)
Proceeds from mine owners debt facilities	-	211,600
Proceeds from note payable to Directors	325,000	256,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	325,000	339,581

EFFECT OF EXCHANGE RATE ON CASH	50,267	(274,618)

NET INCREASE (DECREASE) IN CASH	13,363	(1,164)

CASH AND CASH EQUIVALENTS - beginning of period	12,494	10,781

CASH AND CASH EQUIVALENTS - end of period	$25,857	$9,617

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$-	$3,772

Noncash Investing and Financing Transactions:

Purchase of equipment through mine owners debt facility	$-	$289,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

BASIS OF ACCOUNTING:

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2015 annual report on Form 10-K. The results of operations for the three and six months period ended June 30, 2016 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2016. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2016 and 2105, the Company has incurred net losses of $1,029,554 and $1,393,843, respectively. The Company has working capital deficit (current liabilities exceed current assets) of approximately $17,613,000 and stock holders’ deficit of approximately $11,656,800 as of June 30, 2016.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at June 30, 2016 and 2015 and for the periods then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2016 and December 31, 2015.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2016 and December 31, 2015, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	154,965	152,588
Total Inventories	$617,876	$615,499

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

Deposits on Contracts and Equipment - The Company made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment. The Company carried Deposits on contracts and equipment as of June 30, 2016 and December 31, 2015 was $430,260, and $452,827, respectively.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  There were no options that were exercisable at June 30, 2016 and as of June 30, 2015 the total number of options that were exercisable was 2,954,167. There were no warrants outstanding at June 30, 2016 and 2015.

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

For the six months ended June 30, 2016 and 2015, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2016 and 2015 was $30,787 and $58,288, respectively and for the three months ended June 30, 2016 and 2015 was $28,756 and $31,944, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the six months ended June 30, 2016 and 2015.

	Six Months Ending June 30,
	2016	2015

Net loss applicable to Global Gold Corporation Shareholders	$(691,489)	$(811,915)
Foreign currency translation adjustment	$31,692	$(15,389)
Comprehensive loss	$(659,797)	$(827,304)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the unaudited condensed consolidated financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2016 and 2015, the exchange rate for the Armenian Dram (AMD) was 476 AMD and 473 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  The Company did not have any amortization expense during the three and six months ended June 30, 2016. During the three and six months ended June 30, 2015, amortization expense totaled $74,579 and $149,158, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of June 30, 2016 and December 31, 2015.

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

In May 2016, the FASB issued ASU No. 2016-12, “ Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” , which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition and is effective during the same period as ASU 2014-09. The Company is currently evaluating the impact of the new standard.

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-01, which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Adoption of this new standard is not expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

Plant	$569,420	$569,420
Construction in process	972,985	972,985
Machinery and equipment	2,518,841	2,466,183
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$4,361,955	$4,309,297
Less accumulated depreciation	(2,972,547)	(2,878,063)
	$1,389,408	$1,431,234

The Company had depreciation expense for the six months ended June 30, 2016 and 2015 of $53,700 and $65,168, respectively. The Company had depreciation expense for the three months ended June 30, 2016 and 2015 of $27,081 and $32,365, respectively.

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

As of June 30, 2016 and December 31, 2015, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 as of June 30, 2016 and December 31, 2015, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of June 30, 2016 and September 23, 2016, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 14 – Legal Proceedings paragraph Amarant and Alluvia Related.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2016 and December 31, 2015, the accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2016	2015

Drilling work payable	$146,830	$154,819
Accounts payable	4,618,769	4,518,386
Interest payable	1,839,639	1,548,548
	$6,605,238	$6,221,753

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. GGCRL and GGC have signed as Guarantors on the debt facility agreement. The debt was secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and reportedly began to restart production. Pictures of plant construction progress are on the Company’s website. While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred, and Linne has asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company is carrying this as a liability, though the Company reserves the right to contest this liability pending substantiation concerns and offsetting amounts caused by damage and non performance by Linne, as well as other reasons.  The balance due on the debt facilities as of June 30, 2016 and December 31, 2015 was $4,104,577. As of June 30, 2016 and December 31, 2015, the Company has accrued interest of $999,137 and $814,096, respectively, on this debt facility based on calculations from Linne which the Company does not agree with or have support for.

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

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $50,000 has already been awarded to the Company against CRA (but not paid) with an application for an additional $230,000 based on the Court of Appeals award pending. On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted. At the same time, on November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company has been awarded its costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause, see Subsequent Events for an update on this matter.

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

The following table summarizes the changes in Non-Controlling Interest for the six months ended June 30, 2016.

Balance, December 31, 2015	$(3,828,559)

Net loss attributable to the non-controlling interest	(338,065)
Foreign currency translation gain	30,449
Balance, June 30, 2016	$(4,136,175)

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

For the three and six months ending June 30, 2016 and 2015, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	June 30,	December 31,
	2016	2015

Armenia	$2,556,175	$2,596,427
United States	20,720	27,685
	$2,576,895	$2,624,112

The following summarizes operating losses before provision for income tax:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Armenia	$455,585	$856,542	$233,404	$532,069
United States	573,969	537,301	353,222	198,107
	$1,029,554	$1,393,843	$586,626	$730,176

11. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2016 and December 31, 2015.  As of June 30, 2016 and December 31, 2015, the Company had approximately $25,300 and $6,160, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2016 and as of the date of this filing.

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

The following table illustrates the Company's compensation commitments for the next 5 years as of June 30, 2016.

Year	Amount

2016 – remaining period	$195,000
2017	390,000
2018	208,750
2019	-
2020	-

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

The restricted stock outstanding and exercisable at June 30, 2016 is as follows:

	Restricted Stock Outstanding		Restricted Stock Vested
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$0.01	1,687,500	$0.01	512,500	$0.01

The Company has recorded an expense of $4,062 and $0 relating to these restricted stock awards for the six months ended June 30, 2016 and 2015, respectively. The Company has recorded an expense of $2,031 and $0 relating to these restricted stock awards for the three months ended June 30, 2016 and 2015, respectively, relating to the restricted stock award and a further $9,750 will be expensed over the vesting period of the stock which takes place over the three years.

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

On April 25, 2016, the Company authorized as directors’ fees to each of the five directors 50,000 restricted shares (totaling 250,000 restricted shares) of the Company’s Common Stock at $0.02 per share for a total value of $5,000. The Company also authorized 320,000 restricted shares of the Company’s Common Stock at $0.02 per share for a total value of $6,400 to employees of the Corporations subsidiaries in Armenia.  These shares, totaling 570,000 shares, have not yet been issued.

On May 31, 2016, the Company through board action agreed to allow the existing stock options plan terminate to eliminate all stock options.   Current employees and directors still holding valid stock options will receive restricted shares in the amount of 50% of the stock for which they had valid options. Pursuant to the option cancellation, the Company authorized the issuance of 1,277,084 restricted shares of the Company’s Common Stock at $0.01 per share for a total value of $12,771.

The amount of total deferred compensation amortized for the six months ended June 30, 2016 and 2015 was $4,062 and $52,688, respectively.  The amount of total deferred compensation amortized for the three months ended June 30, 2016 and 2015 was $2,031 and $26,344, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of June 30, 2016, these amounts remain unpaid and the Company has accrued interest of $109,726.

As of June 30, 2016 and December 31, 2015, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of June 30, 2016 and December 31, 2015, one of the Company's Directors, Drury Gallagher, was owed $2,523,687 and $2,193,000, respectively, from interest free loans which remain unpaid as of the date of this filing. As of June 30, 2016 and December 31, 2015, one of the Company's Directors, Nicholas Aynilian, was owed $5,000 from interest free loans which remain unpaid as of the date of this filing.

As of June 30, 2016 and December 31, 2015, the Company owes unpaid wages of approximately $1,738,000 and $1,542,000, respectively, to management including approximately $897,000 and $784,000, respectively to Mr. Van Krikorian and $656,000 and $574,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of June 30, 2016 and December 31, 2015, the Company had accrued interest of approximately $381,000 and $327,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, the Company had interest free loans due to employees in Armenia of approximately $106,000 and $134,000, respectively.

13. AGREEMENTS AND COMMITMENTS

Industrial Minerals/Linne/Jacero Agreements

On March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of June 30, 2016 and December 31, 2015.

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

As of June 30, 2016 and as of the date of this Report, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract.

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

Without waiving any of its rights, Global Gold allowed Consolidated Resouces to work to cure its failures in 2013 and on November 22, 2013 the parties signed an agreement with Signature Gold (also described in our SEC filings) in which Global Gold would have been paid and waived the multiple breaches by Consolidated Resources; however, Consolidated Resources frustrated the closing of that transaction and the audit of GGCRL. In addition, as described elsewhere in our SEC filings, the Company has discovered that Consolidated Resources engaged in a pattern of fraud. In addition to the multiple material breaches of terms and conditions outlined above, the fraudulent acts also vitiate Global Gold’s obligations to Consolidated Resources. In addition, Mr. Premraj abandoned his duties as a director of GGCRL by not engaging or communicating with GGCRL, GGCRM, or Global Gold in early 2014 when he refused to attend the directors and shareholders’ meetings to consider and approve the audit required by the November 2013 Signature Merger and Sale Agreement.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2016:

Year ending December 31:
2016 – remaining period	$38,705
2017	79,538
2018	81,924
2019	84,381
2020 and thereafter	94,172
Total	$378,720

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

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260).   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The United States Court of Appeals for the Second Circuit in New York subsequently confirmed the dismissal “without prejudice” to the Company, and the Company continues to consider its options.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not grounded in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. On May 31, 2016 the Court of Appeals in Armenia dismissed and remanded the bankruptcy case filed against GGM, which will be a final judgment if not appealed to the Court of Cassation within thirty days.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of June 30, 2016 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2016 through the date of the unaudited condensed consolidated financial statements were available to be issued.

The Company is continuing in settlement discussions to resolve disputes with the beneficial owner of CRA, Caralapti (Prem) Premraj and Jeffrey Marvin, who signed all of the relevant contracts with the Company on behalf of CRA.

Effective September 7, 2016, the Company through its Marjan Mining Company subsidiary and the Armenian Government through its Ministry of Energy and Natural Resources concluded amendments to the Marjan mining agreement which among other things provides that the Company: (1) has 3 years from September 1, 2016 to build the approved tailings dam and plant; (2) has 3.4 years  following the completion of the tailings dam and plant to mine 160,000 tonnes of ore from the Marjan mine, pursuant to the approved mining plan; (3) has 12 months to prepare and file for a report for recalculation of existing Marjan reserves, based on exploration results; and (4) has 12 months  following the approval by the State Committee on Natural Resources’ approval (which must be issued within 12 months of the Company’s recalculation) to prepare and file an updated and mining plan, all as more particularly described in Exhibit 10.78.  Any delays the government takes that shall extend the relevant terms.  This amendment also resolves the overlapping license issue caused by Caldera Resources and its Biomine subsidiary which was determined in the Company’s favor by the New York ICDR arbitral award. Please see our “Cautionary Note to U.S. Investors” on our website and Form 10-K with regard to the SEC and other standards for the term “reserve.”

On September 13, 2016, the United Kingdom “Judicial Committee of the Privy Council” (“JCPC”) issued an order and opinion finally dismissing the action which Joseph Borkowski filed and pursued purportedly on behalf of CRA in Island of Jersey against GGCRL, the Company, and Van Krikorian.  (JCPC # 2015/0075).  The JCPC dismissed the Borkowski/CRA action with prejudice and like the lower courts granted the Company and Mr. Krikorian their costs and legal fees.  This fully terminates the Jersey litigation in favor of the Company and Mr. Krikorian except for the calculation and collection of costs and legal fees.

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

These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and accompanying notes to the unaudited condensed consolidated financial statements for the six months ended June 30, 2016.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

During the three and six month period ended June 30, 2016 and 2015, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, the status and funding of the Consolidated Resources joint venture, and Linne Mining’s performance issues.  While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred.

During the six month period ended June 30, 2016, the Company's administrative and other expenses were $664,138 which represented a decrease of $181,507 from $845,645 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $134,197, and stock compensation of $27,501.

During the three month period ended June 30, 2016, the Company's administrative and other expenses were $402,976 which represented a decrease of $6,885 from $409,861 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $3,948, and stock compensation of $3,188.

During the six month period ended June 30, 2016, the Company did not have any mine exploration costs which represented a decrease of $84,475 from $84,475 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $84,475.

During the three month period ended June 30, 2016, the Company did not have any mine exploration costs which represented a decrease of $84,475 from $84,475 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $84,475.

During the six month period ended June 30, 2016, the Company's amortization and depreciation expenses were $53,700 which represented a decrease of $160,626 from $214,326 in the same period last year. The expense decrease was attributable primarily to a decrease in amortization of $149,158 and depreciation expense of $11,468.

During the three month period ended June 30, 2016, the Company's amortization and depreciation expenses were $27,081 which represented a decrease of $79,863 from $106,944 in the same period last year. The expense decrease was attributable primarily to a decrease in amortization of $74,579 and depreciation expense of $5,284.

During the six month period ended June 30, 2016, the Company had interest expense of $311,716 which represented an increase of $62,319 from $249,397 in the same period last year.  The expense increase was attributable to an increase of $48,916 on mine owners debt facilities and an increase of interest expense of $13,403 on wages payable.

During the three month period ended June 30, 2016, the Company had interest expense of $156,569 which represented an increase of $27,673 from $128,896 in the same period last year.  The expense increase was attributable to an increase of $20,902 on mine owners debt facilities and an increase of interest expense of $6,771 on wages payable.

During the six month period ended June 30, 2016, the Company had a net loss of $1,029,554 which represented a decrease of $364,289 from $1,393,843 in the same period last year. The decrease was attributable to the reasons specified above.

During the three month period ended June 30, 2015, the Company had a net loss of $586,626 which represented a decrease of $143,550 from $730,176 in the same period last year. The decrease was attributable to the reasons specified above.

Current liabilities increased by $889,409 as of June 30, 2016 due to increases in accounts payable of $383,485, wages payable of $203,603, and note payable to director of $330,687 offset by a decrease in employee loans of $28,366.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of June 30, 2016 the Company's total assets were $2,576,895, of which $25,857 consisted of cash or cash equivalents. The Company’s current assets were approximately $757,000, current liabilities were approximately $18,370,000, and had working capital deficit (current liabilities exceed current assets) of approximately $17,613,000. The Company did not have any long term debt as of June 30, 2016.

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

On July 5, 2013, the Company concluded a fifteen year operating agreement with Linne Mining, LLC (“Linne”) as the operator along with an $8,800,000 debt facilities agreement to fund future production at Toukhmanuk. On June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) for the Toukhmanuk property to which the Company was entitled and was a prerequisite to processing ore. Equipment for the plant upgrades has been delivered to the mine site for assembly and operation. In light of Linne Mining’s request to be relieved of its responsibilities and other acts and omissions, it is not expected that the new tailings dam (approximate cost of $1,000,000), and the design and construction of a new upgraded plant (approximate cost of $3,000,000). The Company is exploring options and companies to help get the plant completed and operational.

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

Net Cash Used in Operating Activities

During the six months ended June 30, 2016 cash used in operating activities increased by $295,777 to $361,904 compared to $66,127 for the six months ended June 30, 2015, primarily due to a decrease in amortization and depreciation expense of $160,626, a decrease in stock compensation expense of $27,501, a decrease is expenses incurred by mine owners debt facility of $158,127, a decrease in wages payable of $85,288 and a decrease in accounts payable and accrued expenses of $355,980 offset by a decrease in net loss of $364,289, an increase is expenses incurred by notes payable to Directors of $5,687, an increase in other current and non-current assets of $55,852, and an increase in accrued interest of $65,917.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2016 and 2015.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2016 cash provided by financing activities decreased by $14,581 to $325,000 compared to $339,581 for the six months ended June 30, 2015, primarily due to a decrease in the proceeds from mine owners debt facilities of $211,600 offset by a decrease in repayment of secured line of credit of $128,019, and an increase in the proceeds from notes payable to Directors of $69,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $462,911 as of June 30, 2016 and December 31, 2015 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2016 and December 31, 2015.  As of June 30, 2016 and December 31, 2015, the Company had approximately $25,300 and $6,160, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2016 and as of the date of this filing.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2016. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

The Company has reengaged in settlement discussions to resolve disputes with the beneficial owner of CRA, Caralapti (Prem) Premraj and Jeffrey Marvin, who signed all of the relevant contracts with the Company on behalf of CRA. See Subsequent Events for an update.

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

Hankavan Related

In 2006, GGH, which was the license holder for the Hankavan and Marjan properties, was the subject of corrupt and improper demands and threats from the now former Minister of the Ministry of Environment and Natural Resources of Armenia, Vardan Ayvazian. The Company reported this situation to the appropriate authorities in Armenia and in the United States. Although the Minister took the position that the licenses at Hankavan and Marjan were terminated, other Armenian governmental officials assured the Company to the contrary and Armenian public records confirmed the continuing validity of the licenses. The Company received independent legal opinions that all of its licenses were valid and remained in full force and effect, continued to work at those properties, and engaged international and local counsel to pursue prosecution of the illegal and corrupt practices directed against the subsidiary, including international arbitration. On November 7, 2006, the Company initiated the thirty-day good faith negotiating period (which is a prerequisite to filing for international arbitration under the 2003 SHA, LLC Share Purchase Agreement) with the three named shareholders and one previously undisclosed principal, Mr. Ayvazian.  The Company filed for arbitration under the rules under the International Chamber of Commerce, headquartered in Paris, France ("ICC"), on December 29, 2006.  On September 25, 2008, the Federal District Court for the Southern District of New York ruled that Mr. Ayvazian was required to appear as a respondent in the ICC arbitration.  On September 5, 2008, the ICC International Court of Arbitration ruled that Mr. Ayvazian shall be a party in accordance with the decision rendered on September 25, 2008 by the Federal District Court for the Southern District of New York.  Subsequently, in December 2011 the ICC Tribunal decided to proceed only with the three named shareholders; in March 2012, GGM filed an action in Federal District Court pursuant to that Court’s decisions for damages against Ayvazian and/or to conform the ICC Tribunal to the precedents, and on July 11, 2012 the Federal Court entered judgment in favor of the Company, which was not appealed.  Based on the evidence of the damages suffered as a result of Ayvazyan’s actions, the final $37,537,978.02 federal court judgment in favor of GGM is comprised of $27,152,244.50 in compensatory damages plus $10,385,734.52 of interest at 9% from 2008.  On September 6, 2012, the United States Marshal Service for the Southern District of New York filed for service a Writ of Execution to be enforced against Mr. Vardan Ayvazyan in favor of GGM.  The Writ of Execution was issued by the United States District Court for the Southern District of New York following the order and judgment of Judge J. Paul Oetken and final entry of that judgment (No. 12,1260).   The terms of the Writ of Execution and the Thirty Seven Million Five Hundred  Thirty Seven Thousand Nine Hundred Seventy Eight dollars and Two cents ($37,537,978.02) amount of the judgment in favor of GGM are more particularly described in Exhibit 10.56 below. On November 21, 2013, the Company received from its attorneys the “without prejudice” ruling of the Judge J. Paul Oetken of United States District Court for the Southern District of New York which vacated the $37.5 million default judgment which the Company had obtained against former Armenian Minister of Environment Vartan Ayvazian solely on jurisdictional grounds.  The ruling is expressly “without prejudice” to Global Gold’s right to re-file or continue to pursue the case.  The court did not rule on the corruption charges or damage amount caused by Ayvazian’s actions, basing its findings on Ayvazian’s general insufficient contacts with New York.  One of the shareholders of the Armenian party to the agreement under which the Company brought suit against Ayvazian identified him as the undisclosed principal who controlled the transaction and divided the funds paid by Global Gold. The November 21, 2013 court ruling also did not address those facts. This ruling has no effect on the Company’s financial statements as this judgment was never recorded on the Company’s books.  The United States Court of Appeals for the Second Circuit in New York subsequently confirmed the dismissal “without prejudice” to the Company, and the Company continues to consider its options.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not grounded in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. On May 31, 2016 the Court of Appeals in Armenia dismissed and remanded the bankruptcy case filed against GGM, which will be a final judgement if not appealed to the Court of Cassation within thirty days. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of March 31, 2016 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of June 30, 2016 and as of December 31, 2015; Statements of Operations and Comprehensive Loss for the six and three months ended June 30, 2016 and 2015, and Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 10.68	Final Award issued by the arbitrator on June 26, 2014 in arbitration between Global Gold Corporation and Amarant Mining Ltd and Alluvia Mining, Ltd (62)

Exhibit 10.69	International Center for Investment Dispute Resolution Final Award on November 10, 2014 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (63)

Exhibit 10.70	Amended and Extended Employment Agreement, effective July 1, 2015, by and between Global Gold Corporation and Van Krikorian. (64)

Exhibit 10.71	Amended and Extended Employment Agreement, effective July 1, 2015, by and between GGM, LLC and Ashot Boghossian. (65)

Exhibit 10.72	Amended and Extended Employment Agreement, effective August 1, 2015, by and between Global Gold Corporation and Jan Dulman. (66)

Exhibit 10.73	March 27, 2015 Court of Appeals of the Island of Jersey ruling in Favor of Global Gold Corporation against Consolidated Resources Armenia. (67)

Exhibit 10.74	Material Agreement – January 17, 2012 Instrument for $2,000,000 Convertible Notes and related documents. (68)

Exhibit 10.75	Material Agreement – Amended and extended 5 year Office Lease effective November 1, 2015. (69)

Exhibit 10.76	Jersey Island Dispute Resolution Final Award on November 18, 2015 in Favor of Global Gold Corporation against Consolidated Resources (70)

Exhibit 10.77	August 24, 2015 Armenian Government new Mining Agreement and Extension, new Mining Act Allocation, new Mining Permit and Extension (license), and new Order on Mining Rights (71)

Exhibit 10.78	September 7, 2016 Armenian Government (Unofficial English Translation) new Marjan Mining license amendment.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

GLOBAL GOLD CORPORATION

Date: September 28, 2016	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)