Form 10-Q
period 2016-09-30
GLOBAL GOLD CORP
filed 2016-12-14
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of December 10, 2016 there were 91,977,559 shares of the issuer's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$50,199	$12,494
Inventories	616,251	615,499
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570	-	-
Other current assets	26,541	19,476
TOTAL CURRENT ASSETS	785,572	740,051

DEPOSITS ON CONTRACTS AND EQUIPMENT	413,509	452,827
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $3,020,076 and $2,878,063, respectively	1,354,538	1,431,234

TOTAL ASSETS	$2,553,620	$2,624,112

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,800,411	$6,221,753
Wages payable	2,657,305	2,336,862
Employee loans	116,273	133,899
Advance from customer	87,020	87,020
Current portion of mine owners debt facilities	4,104,577	4,104,577
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	3,265,314	2,702,127
TOTAL CURRENT LIABILITIES	18,925,144	17,480,482

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par value, 100,000,000 shares authorized; 91,977,559 and 90,130,475 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	91,978	90,130
Additional paid-in-capital	45,003,359	44,973,013
Accumulated deficit	(58,521,692)	(57,518,359)
Accumulated other comprehensive income	1,412,852	1,427,405

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(12,013,503)	(11,027,811)

NONCONTROLLING INTEREST	(4,358,021)	(3,828,559)

TOTAL DEFICIT	(16,371,524)	(14,856,370)

TOTAL LIABILITIES AND DEFICIT	$2,553,620	$2,624,112

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING EXPENSES:
General and administrative	$302,418	$429,398	$966,556	$1,275,042
Mining and exploration costs	-	47,148	-	131,623
Amortization and depreciation	26,959	57,903	80,659	272,229

TOTAL OPERATING EXPENSES	329,377	534,449	1,047,215	1,678,894

Operating Loss	(329,377)	(534,449)	(1,047,215)	(1,678,894)

OTHER EXPENSES:
Interest expense	159,882	144,714	471,598	394,111

Total Other Expenses	159,882	144,714	471,598	394,111

Net Loss	(489,259)	(679,163)	(1,518,813)	(2,073,005)

Less: Net loss applicable to noncontrolling interest	(177,415)	(271,108)	(515,480)	(853,036)
Net loss applicable to Global Gold Corporation Common Shareholders	(311,844)	(408,055)	(1,003,333)	(1,219,969)

Foreign currency translation adjustment	(90,675)	(207,581)	(28,534)	(237,755)

Comprehensive Net Loss	(402,518)	(615,636)	(1,031,866)	(1,457,724)
Less: Comprehensive net loss applicable to noncontrolling interest	44,431	101,715	13,982	116,500
Comprehensive Net Loss applicable to Global Gold Corporation Common Shareholders	$(358,088)	$(513,921)	$(1,017,885)	$(1,341,224)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,977,559	90,130,475	91,029,871	89,117,810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES:
Net loss	$(1,518,813)	$(2,073,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	5,468	55,885
Amortization expense	-	174,018
Depreciation expense	80,659	98,211
Stock based compensation	26,725	5,600
Expenses incurred by mine owners debt facility	-	207,127
Expenses incurred by notes payable to Directors	5,687	-
Changes in operating assets and liabilities:
Other current and non current assets	31,501	48,675
Accounts payable and accrued expenses	124,813	519,352
Accrued interest	436,219	340,125
Wages payable	320,443	325,133

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(487,298)	(298,879)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Repayment of secured line of credit	-	(128,019)
Proceeds from mine owners debt facilities	-	291,600
Proceeds from note payable to Directors	557,500	487,500

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	557,500	651,081

EFFECT OF EXCHANGE RATE ON CASH	(32,497)	(354,038)

NET INCREASE (DECREASE) IN CASH	37,705	(1,836)

CASH AND CASH EQUIVALENTS - beginning of period	12,494	10,781

CASH AND CASH EQUIVALENTS - end of period	$50,199	$8,945

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$-	$3,772

Noncash Investing and Financing Transactions:

Purchase of equipment through mine owners debt facility	$-	$529,874
Reclassification from Deposits on contracts and equipment to Construction in Process	$-	$972,985

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

BASIS OF ACCOUNTING:

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2015 annual report on Form 10-K. The results of operations for the three and nine months period ended September 30, 2016 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2016. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2016 and 2015, the Company has incurred net losses of $1,518,813 and $2,073,005, respectively. The Company has working capital deficit (current liabilities exceed current assets) of approximately $18,140,000 and stock holders’ deficit of approximately $12,013,500 as of September 30, 2016.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at September 30, 2016 and 2015 and for the periods then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In Armenia, the Company’s focus is on the exploration, development and production of gold at the Toukhmanuk property in the North Central Armenian Belt and the Marjan and an expanded Marjan North property.  In addition, the Company is exploring and developing other sites in Armenia. The Company has stopped work at the Getik property in Armenia.

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

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL. On September 26, 2012, the Company conditionally transferred 100% of the shares of Mego and Getik Mining Company, LLC to GGCR Mining. See Agreements section.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of September 30, 2016 and December 31, 2015.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of September 30, 2016 and December 31, 2015, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	153,340	152,588
Total Inventories	$616,251	$615,499

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

Deposits on Contracts and Equipment - The Company made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment. The Company carried Deposits on contracts and equipment as of September 30, 2016 and December 31, 2015 was $413,509, and $452,827, respectively.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  There were no options that were exercisable at September 30, 2016 and as of September 30, 2015 the total number of options that were exercisable was 2,954,167. There were no warrants outstanding at September 30, 2016 and 2015.

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

For the nine months ended September 30, 2016 and 2015, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was $32,193 and $61,485, respectively and for the three months ended September 30, 2016 and 2015 was $1,406 and $3,197, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the nine months ended September 30, 2016 and 2015.

	Nine Months Ending September 30,
	2016	2015

Net loss applicable to Global Gold Corporation Shareholders	$(1,003,333)	$(1,219,969)
Foreign currency translation adjustment	$(14,552)	$(121,255)
Comprehensive loss	$(1,017,885)	$(1,341,224)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the unaudited condensed consolidated financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of September 30, 2016 and 2015, the exchange rate for the Armenian Dram (AMD) was 475 AMD for $1.00 U.S.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  The Company did not have any amortization expense during the three and nine months ended September 30, 2016. During the three and nine months ended September 30, 2015, amortization expense totaled $24,860 and $174,018, respectively.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of September 30, 2016 and December 31, 2015.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015

Plant	$569,420	$569,420
Construction in process	972,985	972,985
Machinery and equipment	2,531,500	2,466,183
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$4,374,614	$4,309,297
Less accumulated depreciation	(3,020,076)	(2,878,063)
Property, plant and equipment, net	$1,354,538	$1,431,234

The Company had depreciation expense for the nine months ended September 30, 2016 and 2015 of $80,659 and $98,211, respectively. The Company had depreciation expense for the three months ended September 30, 2016 and 2015 of $26,959 and $33,043, respectively.

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

As of September 30, 2016 and December 31, 2015, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 as of September 30, 2016 and December 31, 2015, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of September 30, 2016 and December 13, 2016, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 14 – Legal Proceedings paragraph Amarant and Alluvia Related.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2016 and December 31, 2015, the accounts payable and accrued expenses consisted of the following:

	September 30,	December 31,
	2016	2015

Drilling work payable	$147,359	$154,819
Accounts payable	4,655,423	4,518,386
Interest payable	1,997,629	1,548,548
Total accounts payable and accrued expenses	$6,800,411	$6,221,753

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. GGCRL and GGC have signed as Guarantors on the debt facility agreement. The debt was secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and reportedly began to restart production. Pictures of plant construction progress are on the Company’s website. While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred, and Linne has asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company is carrying this as a liability, though the Company contests this liability based on substantiation concerns and offsetting amounts caused by damage and non performance by Linne, as well as other reasons.  The balance due on the debt facilities as of September 30, 2016 and December 31, 2015 was $4,104,577. As of September 30, 2016 and December 31, 2015, the Company has accrued interest of $1,092,675 and $814,096, respectively, on this debt facility based on calculations from Linne which the Company does not agree with or have support for.

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

On January 20, 2012, March 8, 2012, and March 28, 2012, the Company signed and approved Convertible Notes certificates each in the amount of $500,000 and totaling $1,500,000 and is carrying this as a liability, though the Company does not accept this liability for fraud, contractual terms, and offsetting amounts caused by damage and non performance as well as other reasons.  The November 22, 2013 agreement which was signed both by CRA and GGCRL waives any demand on GGCRL for repayment of the Convertible Notes other than through the Signature transaction and audit process.  In addition, GGCRL and the Company have received contradictory representations as to the identity of the true owner of the funds advanced from Messrs Borkowski and Premraj.  The Convertible Notes themselves also provide for equal treatment, “coinvestment” of funds paid by the Company to GGCRL (Qualifying advances under the Convertible Notes require approval by a 75% of the GGCRL board.) On September 19, 2012, the CRA representative to the GGCRL board consented to an extension for the repayment of any debt to CRA until the sooner of September 19, 2013, a public listing of GGCRL, or a financing of GGCRL.  In April 2013, the Company had indirectly received an informal notice from a purported representative of CRA alleging a default under the Convertible Notes.  On June 18, 2013, GGC and GGCRL directly received a notice from the same purported CRA representative, Joseph Borkowski. On June 25, 2013, GGC, in a written response endorsed by Mr. Premraj, refuted (without dispute) the notice based on communications with CRA affiliated directors, lack of corporate authentication and contradictory corporate constitutional documentation which would prohibit GGC from recognizing Mr. Borkowski or Rasia FZE as in control of CRA. On July 1, 2013, GGC received written confirmation from a director of Consolidated Minerals Pte. Ltd. confirming that Consolidated Minerals Pte. Ltd. had funded the Convertible Notes to GGCRL, is the beneficial owner of those Notes, and reserves all legal rights to these Convertible Notes, not CRA. The owner, Mr. Premraj, and the representative of CRA, Jeffrey Marvin, signed the November 22, 2013 Merger Agreement with Signature Gold Limited which provided that repayment of the Convertible Notes and other GGCRL debt “will be audited and agreed then assumed by Signature Gold as part of this merger transaction. CRA blocked the closing of the Signature transaction, but its contractual agreement to be paid from that transaction supersedes GGCRL’s.

Thus, while including certain amounts claimed to have been advanced in its financial statements to be conservative, the Company has taken the position that the claims to repayment of the Notes are without merit. Mr. Borkowski purportedly on behalf of CRA filed a lawsuit in the Royal Court of Jersey in attempt to enforce the Notes, but on June 18, 2014, the Royal Court of Jersey denied CRA’s claim for a default judgment on the Notes and held the matter over. Subsequently, the entire case was dismissed in favor of GGC. Refer to Legal Proceedings for the dispute related to outstanding amount payable on Convertible Notes and advance payable matters.

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $50,000 has already been awarded to the Company against CRA (but not paid) and on November 3, 2016 an additional approximately $160,000 was awarded to GGC based on the Court of Appeals award. On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted, but on September 13, 2016 the Privy Council definitively dismissed all CRA claims in GGC’s favor, again awarding fees and costs. At the same time, on November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company is pursuing awards of costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause, see Subsequent Events for an update on this matter.

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

The following table summarizes the changes in Non-Controlling Interest for the nine months ended September 30, 2016.

Balance, December 31, 2015	$(3,828,559)

Net loss attributable to the non-controlling interest	(515,480)
Foreign currency translation loss	(13,982)
Balance, September 30, 2016	$(4,358,021)

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

For the three and nine months ending September 30, 2016 and 2015, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	September 30,	December 31,
	2016	2015

Armenia	$2,528,678	$2,596,427
United States	24,942	27,685
	$2,553,620	$2,624,112

The following summarizes operating losses before provision for income tax:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Armenia	$698,095	$1,264,898	$242,510	$408,357
United States	820,719	808,107	246,750	270,806
	$1,518,814	$2,073,005	$489,260	$679,163

11. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2016 and December 31, 2015.  As of September 30, 2016 and December 31, 2015, the Company had approximately $44,850 and $6,160, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2016 and as of the date of this filing.

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

The following table illustrates the Company's compensation commitments for the next 5 years as of September 30, 2016.

Year	Amount

2016 – remaining period	$97,500
2017	390,000
2018	208,750
2019	-
2020	-

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

The restricted stock outstanding and exercisable at September 30, 2016 is as follows:

	Restricted Stock Outstanding		Restricted Stock Vested
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$0.01	1,687,500	$0.01	562,500	$0.01

The Company has recorded an expense of $5,468 and $0 relating to these restricted stock awards for the nine months ended September 30, 2016 and 2015, respectively. The Company has recorded an expense of $1,406 and $0 relating to these restricted stock awards for the three months ended September 30, 2016 and 2015, respectively, relating to the restricted stock award and a further $9,750 will be expensed over the vesting period of the stock which takes place over the three years.

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

On April 25, 2016, the Company authorized as directors’ fees to each of the five directors 50,000 restricted shares (totaling 250,000 restricted shares) of the Company’s Common Stock at $0.02 per share for a total value of $5,000. The Company also authorized 320,000 restricted shares of the Company’s Common Stock at $0.02 per share for a total value of $6,400 to employees of the Corporations subsidiaries in Armenia.  These shares, totaling 570,000 shares, were issued on December 6, 2016. Mr. Hague is not accepting director compensation for 2016; those shares will be donated to a charity.

On May 31, 2016, the Company through board action agreed to allow the existing stock options plan terminate to eliminate all stock options.   Current employees and directors still holding valid stock options will receive restricted shares in the amount of 50% of the stock for which they had valid options. Pursuant to the option cancellation, the Company authorized the issuance of 1,277,084 restricted shares of the Company’s Common Stock at $0.01 per share for a total value of $12,771. These shares were issued on December 6, 2016.

The amount of total deferred compensation amortized for the nine months ended September 30, 2016 and 2015 was $5,468 and $55,885, respectively.  The amount of total deferred compensation amortized for the three months ended September 30, 2016 and 2015 was $1,406 and $3,198, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of September 30, 2016, these amounts remain unpaid and the Company has accrued interest of $121,068.

As of September 30, 2016 and December 31, 2015, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of September 30, 2016 and December 31, 2015, one of the Company's Directors, Drury Gallagher, was owed $2,756,187 and $2,193,000, respectively, from interest free loans which remain unpaid as of the date of this filing. As of September 30, 2016 and December 31, 2015, one of the Company's Directors, Nicholas Aynilian, was owed $5,000 from interest free loans which remain unpaid as of the date of this filing.

As of September 30, 2016 and December 31, 2015, the Company owes unpaid wages of approximately $1,835,000 and $1,542,000, respectively, to management including approximately $953,000 and $784,000, respectively to Mr. Van Krikorian and $697,000 and $574,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of September 30, 2016 and December 31, 2015, the Company had accrued interest of approximately $411,000 and $327,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, the Company had interest free loans due to employees in Armenia of approximately $116,000 and $134,000, respectively.

13. AGREEMENTS AND COMMITMENTS

Industrial Minerals/Linne/Jacero Agreements

On March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of September 30, 2016 and December 31, 2015.

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

As of September 30, 2016 and as of the date of this Report, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2016:

Year ending December 31:
2016 – remaining period	$19,352
2017	79,538
2018	81,924
2019	84,381
2020 and thereafter	94,172
Total	$359,367

14. LEGAL PROCEEDINGS

CRA Related

All CRA initiated litigation in Jersey has been resolved in the Company’s favor as of September 13, 2016, except regarding collection of fees and costs against CRA. On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Convertible Notes was $2,197,453 plus interest $933,942 at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable. The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.” No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided. The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities. A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements, and the arbitration agreement has been upheld by the Jersey courts. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations were lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company, frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature, and breached the relevant agreements. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank (since repaid in full), has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia.

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014; the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $50,000 has already been awarded to the Company against CRA (but not paid) with a further award of $230,000 based on the Court of Appeals award and additional amounts pending.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not grounded in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. On May 31, 2016 the Court of Appeals in Armenia dismissed and remanded the bankruptcy case filed against GGM, which will be a final judgment if not appealed to the Court of Cassation within thirty days.  The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of September 30, 2016 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of September 30, 2016 through the date of the unaudited condensed consolidated financial statements were available to be issued.

On November 3, 2016, the Royal Court of the Island of Jersey issued a further award of cost and fees in favor of GGC for costs and fees awarded by the Jersey Court of Appeals in the additional amount of approximately $160,000.

On November 4, 2016, the Armenian State Committee on Reserves approved additional amounts in three areas outside the Toukhmanuk central mining license area, i.e. in the exploration license area which is reproduced on the Company’s website.  This approval triggers a one year period for the Company to prepare a mining plan for the previously exploration licensed areas, obtain  new mine and territory allocations, and convert exploration license area to long term mining license territory.  (Note, please refer to our “Cautionary Note to U.S. Investors” on our website and Form 10-K with regard to the SEC and other standards for the term “reserve.”)

On December 1, 2016, the Viscounts Department of the Island of Jersey arrested all of the CRA shares in GGCRL in favor of the Company pursuant to a Royal Court judgement in the Company’s favor.

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

These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and accompanying notes to the unaudited condensed consolidated financial statements for the nine months ended September 30, 2016.

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

During the three and nine month period ended September 30, 2016 and 2015, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, the status and funding of the Consolidated Resources joint venture, and Linne Mining’s performance issues.  While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred.

During the nine month period ended September 30, 2016, the Company's administrative and other expenses were $996,556 which represented a decrease of $308,486 from $1,275,042 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $146,366, compensation expense of $68,586 and stock compensation of $29,292.

During the three month period ended September 30, 2016, the Company's administrative and other expenses were $302,418 which represented a decrease of $126,980 from $429,398 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $12,169, compensation expense of $46,488 and stock compensation of $1,791.

During the nine month period ended September 30, 2016, the Company did not have any mine exploration costs which represented a decrease of $131,623 from $131,623 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $131,623.

During the three month period ended September 30, 2016, the Company did not have any mine exploration costs which represented a decrease of $47,148 from $47,148 in the same period last year.  The expense decrease was attributable to the decreased activity at the Toukhmanuk Property of $47,148.

During the nine month period ended September 30, 2016, the Company's amortization and depreciation expenses were $80,659 which represented a decrease of $191,570 from $272,229 in the same period last year. The expense decrease was attributable primarily to a decrease in amortization of $174,018 and depreciation expense of $17,552.

During the three month period ended September 30, 2016, the Company's amortization and depreciation expenses were $26,959 which represented a decrease of $30,944 from $57,903 in the same period last year. The expense decrease was attributable primarily to a decrease in amortization of $24,860 and depreciation expense of $6,084.

During the nine month period ended September 30, 2016, the Company had interest expense of $471,598 which represented an increase of $77,487 from $394,111 in the same period last year.  The expense increase was attributable to an increase of $49,489 on mine owners debt facilities and an increase of interest expense of $19,534 on wages payable.

During the three month period ended September 30, 2016, the Company had interest expense of $159,882 which represented an increase of $15,168 from $144,714 in the same period last year.  The expense increase was attributable to an increase of $573 on mine owners debt facilities and an increase of interest expense of $6,131 on wages payable.

During the nine month period ended September 30, 2016, the Company had a net loss of $1,518,813 which represented a decrease of $554,192 from $2,073,005 in the same period last year. The decrease was attributable to the reasons specified above.

During the three month period ended September 30, 2016, the Company had a net loss of $489,259 which represented a decrease of $189,904 from $679,163 in the same period last year. The decrease was attributable to the reasons specified above.

Current liabilities increased by $1,444,662 as of September 30, 2016 due to increases in accounts payable of $597,817, wages payable of $320,443, and note payable to director of $563,187 offset by a decrease in employee loans of $36,785.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of September 30, 2016 the Company's total assets were $2,553,620, of which $50,199 consisted of cash or cash equivalents. The Company’s current assets were approximately $786,000, current liabilities were approximately $18,925,000, and had working capital deficit (current liabilities exceed current assets) of approximately $18,139,000. The Company did not have any long term debt as of September 30, 2016.

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

The Company may engage in research and development related to exploration and processing during 2016 and 2017, and may purchase additional equipment and mining assets to expand production.

In light of the legal and other consequences of the CRA group and Signature Gold in applying for a competing license on Getik, the Company decided to stop working at this property pending resolution and notice has been delivered to the Armenian Government.

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

Net Cash Used in Operating Activities

During the nine months ended September 30, 2016 cash used in operating activities increased by $188,419 to $487,298 compared to $298,879 for the nine months ended September 30, 2015, primarily due to a decrease in amortization and depreciation expense of $191,570, a decrease in stock compensation expense of $29,292, a decrease is expenses incurred by mine owners debt facility of $207,127, a decrease in wages payable of $4,690, a decrease in other current and non-current assets of $17,174, and a decrease in accounts payable and accrued expenses of $394,539 offset by a decrease in net loss of $554,192, an increase is expenses incurred by notes payable to Directors of $5,687, and an increase in accrued interest of $96,094.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2016 and 2015.

Net Cash Provided by Financing Activities

During the nine months ended September 30, 2016 cash provided by financing activities decreased by $93,581 to $557,500 compared to $651,081 for the nine months ended September 30, 2015, primarily due to a decrease in the proceeds from mine owners debt facilities of $291,600 offset by a decrease in repayment of secured line of credit of $128,019, and an increase in the proceeds from notes payable to Directors of $70,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $462,911 as of September 30, 2016 and December 31, 2015 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of September 30, 2016 and December 31, 2015.  As of September 30, 2016 and December 31, 2015, the Company had approximately $44,850 and $6,160, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through September 30, 2016 and as of the date of this filing.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

CRA Related

All CRA initiated litigation in Jersey has been resolved in the Company’s favor as of September 13, 2016, except regarding collection of fees and cost against CRA. On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Convertible Notes was $2,197,453 plus interest $933,942 at 15% neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable. The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.” No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided. The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities. A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements, and the arbitration agreement has been upheld by the Jersey courts. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations were lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company, frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature, and breached the relevant agreements. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank (since repaid in full), has materially interfered in the Company’s contractual and business affairs and is cooperating with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia. The Company is engaged in litigation in Armenia concerning the Getik license and a competing claim to that license advanced by a company affiliated with Mr. Borkowski’s attorney, “Mining Solutions, LLC.”

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014; the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $50,000 has already been awarded to the Company against CRA (but not paid) with further award of $230,000 based on the Court of Appeals award and additional amounts pending.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $280,000.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not grounded in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. On May 31, 2016 the Court of Appeals in Armenia dismissed and remanded the bankruptcy case filed against GGM, which will be a final judgement if not appealed to the Court of Cassation within thirty days. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of September 30, 2016 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of September 30, 2016 and as of December 31, 2015; Statements of Operations and Comprehensive Loss for the nine and three months ended September 30, 2016 and 2015, and Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 10.68	Final Award issued by the arbitrator on June 26, 2014 in arbitration between Global Gold Corporation and Amarant Mining Ltd and Alluvia Mining, Ltd (62)

Exhibit 10.69	International Center for Investment Dispute Resolution Final Award on November 10, 2014 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (63)

Exhibit 10.70	Amended and Extended Employment Agreement, effective July 1, 2015, by and between Global Gold Corporation and Van Krikorian. (64)

Exhibit 10.71	Amended and Extended Employment Agreement, effective July 1, 2015, by and between GGM, LLC and Ashot Boghossian. (65)

Exhibit 10.72	Amended and Extended Employment Agreement, effective August 1, 2015, by and between Global Gold Corporation and Jan Dulman. (66)

Exhibit 10.73	March 27, 2015 Court of Appeals of the Island of Jersey ruling in Favor of Global Gold Corporation against Consolidated Resources Armenia. (67)

Exhibit 10.74	Material Agreement – January 17, 2012 Instrument for $2,000,000 Convertible Notes and related documents. (68)

Exhibit 10.75	Material Agreement – Amended and extended 5 year Office Lease effective November 1, 2015. (69)

Exhibit 10.76	Jersey Island Dispute Resolution Final Award on November 18, 2015 in Favor of Global Gold Corporation against Consolidated Resources (70)

Exhibit 10.77	August 24, 2015 Armenian Government new Mining Agreement and Extension, new Mining Act Allocation, new Mining Permit and Extension (license), and new Order on Mining Rights (71)

Exhibit 10.78	September 7, 2016 Armenian Government (Unofficial English Translation) new Marjan Mining license amendment. (72)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

(72) Incorporated herein by reference to Exhibit 10.78 to the Company’s quarterly report on Form10-Q for the second quarter ended June 30, 2016, filed with the SEC on September 28, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL GOLD CORPORATION

Date: December 13, 2016	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)