Form 10-K
period 2016-12-31
GLOBAL GOLD CORP
filed 2017-05-18
CIK 319671

U.S. SECURITIES AND EXCHANGE COMMISSION

  WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Company computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of June 30, 2016, was $598,672.

As of May 12, 2017 there were 92,507,559 shares of the registrant's Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to the Annual Meeting of Stockholders scheduled to be held on or around June 16, 2017 are incorporated by reference into Part III (Items 10 through 14) of this Report

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to the discussion of business strategies of Global Gold Corporation (the “Company" or "Global Gold") and our expectations concerning future operations, margins, profitability, liquidity and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "expects," "predicts," "could," "projects," "potential" and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting the Company and are subject to uncertainties, risks and factors relating to our operations and business environments, all of which are difficult to predict and many of which are beyond the Company's control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this report. The following factors, among others, could cause our actual results and performance to differ materially from the results and performance projected in, or implied by the forward-looking statements:

o	the Company's history of losses and expectation of further losses;

o	the effect of poor operating results on the Company;

o	the Company's ability to expand its operations in both new and existing locations and the Company's ability to develop and mine its current and new sites;

o	the Company's ability to raise capital;

o	the Company's ability to fully utilize and retain executives;

o	the impact of litigation, including international arbitrations and litigation in Armenia;

o	the impact of federal, state, local or foreign government regulations;

o	the effect of competition in the mining industry; and

o	economic and political conditions generally.

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

ITEM 1. DESCRIPTION OF BUSINESS

(1) GENERAL OVERVIEW

The Company is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 25 people globally on a year-round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations and non-operating status based on financial, legal, and other considerations has reduced the number of employees directly employed by the Company on a seasonal basis.

Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees, the Company’s long term presence and the expertise and knowledge of its personnel in Armenia and in Chile allow it to compete with companies with greater resources.

In Armenia, the Company’s focus is on the exploration, development and production of gold at the Toukhmanuk property in the North Central Armenian Belt and the Marjan and an expanded Marjan North property.  In addition, the Company was exploring and developing other sites in Armenia. In 2016, however, the Company stopped working at the Getik property.

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

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  On December 1, 2016, the Viscounts Department of the Island of Jersey arrested all of the Consolidated Resources Armenia (“CRA”) shares in GGCRL in favor of the Company pursuant to a Royal Court judgement in the Company’s favor. See Agreements Section for more information on Consolidated Resources agreements.

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

As of January 31, 1997, the Company and Global Gold Armenia Limited, the Company's then wholly-owned Cayman Islands subsidiary ("GGA Cayman"), reached an initial agreement with First Dynasty Mines, Ltd., whose name changed to Sterlite Gold Ltd. ("Sterlite") on July 5, 2002, a Canadian public company and whose shares were traded on the Toronto Stock Exchange with respect to the initial Armenian project. The Company, GGA Cayman and Sterlite entered into a definitive agreement, dated May 13, 1997. Under such agreement, Sterlite acquired all of the stock of GGA Cayman, subject to certain conditions, by advancing funds in stages necessary for the implementation of the tailings reprocessing project and the preparation of engineering and business plan materials for the Armenian Joint Venture and delivering 4,000,000 shares of First Dynasty (later Sterlite) Common Stock to the Company (the "FDM Agreement"). The parties thereafter amended the FDM Agreement on July 24, 1998. Pursuant to the FDM Agreement, the Company retained the right until December 31, 2009 to elect to participate at a level of up to 20% with Sterlite, or any of its affiliates or successors in interest, in any exploration project undertaken by them in Armenia. As of December 31, 2004, the Company did not own any shares of Sterlite common stock. In 2006, Vedanta Resources plc ("Vedanta") acquired control of Sterlite through Twin Star International Limited ("TSI"), an indirect wholly-owned subsidiary of Vedanta.  In September 2007, Vedanta (and Sterlite) announced that they had closed a stock sale transaction with GeoProMining Ltd., which made GeoProMining Ltd. and its affiliates the successors to the 20% obligation.

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

Effective September 7, 2016, the Company through its Marjan Mining Company subsidiary and the Armenian Government through its Ministry of Energy and Natural Resources concluded amendments to the Marjan mining agreement which among other things provides that the Company: (1) has 3 years from September 1, 2016 to build the approved tailings dam and plant; (2) has 3.4 years  following the completion of the tailings dam and plant to mine 160,000 tonnes of ore from the Marjan mine, pursuant to the approved mining plan; (3) has 12 months to prepare and file for a report for recalculation of existing Marjan numbers, based on exploration results; and (4) has 12 months  following the approval by the State Committee on Natural Resources’ approval (which must be issued within 12 months of the Company’s recalculation) to prepare and file an updated and mining plan, all as more particularly described in Exhibit 10.78.  Any delays the government takes that shall extend the relevant terms.  This amendment also resolves the overlapping license issue caused by Caldera Resources and its Biomine subsidiary which was determined in the Company’s favor by the New York ICDR arbitral award. Please see our “Cautionary Note to U.S. Investors” on our website and Form 10-K with regard to the SEC and other standards for the term “reserve.”

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

The Marjan property is a lode deposit which will be mined using open pits and underground adits.  The Company has one national special mining license #HA-L-14/526, since replaced under the new 2012 Armenian Mining Code with License #29/398 (available on the Company’s website), covers surface rights for mining, exploration and related purposes for gold and non-ferrous metals (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The license area is defined by the following coordinates:

1.	X = 4365000	3.	X = 4363770	5.	X = 4360000
	Y = 8570000		Y = 8574530		Y = 8572700
2.	X = 4366800	4.	X = 4360400
	Y = 8572000		Y = 8575250

In 2012, the Company re-established possession and license rights over the Marjan property after Caldera’s illegal possession.  In 2014, the Company received the Final Arbitration Award terminating all of Caldera’s asserted rights and interests in Marjan, as well as awarding damages to the Company. The Company also began a review and update of the previously approved mining plan (available on the Company’s website) for the property, selected a mine contractor to implement the mining, and outlined four open pits to begin mining.  The Company also updated prior exploration results to select new drilling targets.  As of December 31, 2016, the Company has not generated any revenue from sales of any concentrate or other mineralized material at the property.  As of December 31, 2016, the Company has spent approximately $3,516,500 on mining and exploration activities at this property, excluding acquisition and capital costs.

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

Because the Company’s arbitration with Caldera was not resolved until November 2014, the overlapping license issue reported here was not resolved in 2015, and resolution of the Company’s liability for approximately $577,000 in Caldera related debt in Armenia was not resolved until February 20, 2017. The Company did not make mining or exploration expenditures at Marjan during 2014, 2015 and 2016. The Company is finalizing a three year exploration program which will include drilling approximately 15,000 additional meters in the Saddle Area between the Central and North Sections as well as performing some surface sampling and trench sampling.  The exploration program will cost approximately $5 million dollars and will build toward a full feasibility study.  The cost for each exploration activity is not defined at this time since our mining license does not require further exploration. Beyond the Company’s geological professionals, the Company has not identified who will conduct any of the exploration work. The Company is working with various companies to raise funding for this project but did not raise necessary funds in 2016.

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

On November 18, 2009, the Company issued a press release announcing that following up on the issuance of the approving a first stage, the Republic of Armenia’s State Natural Resources Agency (the “Agency”) has delivered its full decision with backup calculations on November 13, 2009. The Agency issued its decision based on the proposal of the Agency’s State Geological Expert Commission made during its October 23, 2009 session. A copy of the official approval and a partial unofficial translation are available on the company’s website www.globalgoldcorp.com (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).

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

On June 17, 2015, the Company received the Armenian Government’s reconfirmation of its Armenian standard findings confirmed by Ministry of Energy and Natural Resources order F-119/15, which is available on the Company’s website. The Toukhmanuk property is a lode deposit which is being mined using an open pit method.  The Company has one national exploration license #15, as extended on July 2, 2013 until July 2, 2016 (available on the Company’s website), covering approximately 10,915 acres for sub-surface exploitation of gold.  The Company also has one national mining license #HA-L-14/356, which was replaced under the new 2012 Armenian Mining Code with License #29/184 (available on the Company’s website), which covers the central section of the property and is approximately 446 acres for mining gold and silver.  On December 28, 2012, the Company also received a renewable mining license #29/184 through August 5, 2017.  On August 24, 2015, the Company’s Mego Gold subsidiary received the following from the Armenian government for the Toukhmanuk property: a new “Mining Agreement and Extension,” a new “Mining Act Allocation,” a new “Mining Permit and Extension” (license) amending #29/184, and a new “Order on Mining Rights” all of which are posted on the Company’s website and which expand the relevant mining license area from approximately 2.2 square kilometers to 3.2 square kilometers (approximately 791 acres) as well as extend the right to mine until July 21, 2040 all as more particularly stated in Exhibit 10.77, below. The mining license will be expanded to cover portions of the former exploration license territory, pursuant to the November 4, 2016 Armenian State Committee on Reserves approval.

The Company is required to pay annual governmental fees of approximately $22,000.  The Company is also required to mine annually 168,500 tonnes of mineralized rock at the property as submitted and approved in its mining plan in order to maintain the licenses in good standing (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The former exploration license area is defined by the following coordinates:

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

In 2008, GGM upgraded the plant and lab, installed a new gold room, recommenced mining and production of concentrate, and continued its analysis of the prior year’s drill results.  Also, the Company compiled its report and submitted it to the State Committee on Reserves of Armenia in March 2009 (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company has generated minimal sales from gold and silver concentrate from the property.  Sales were approximately $6,000 in 2006 based on unmeasured old concentrate with waste concentrate, $10,400 in 2007 based on approximately 53 tonnes of concentrate with gold content of approximately 20.8 g/t gold, nothing in 2008, $136,600 in 2009 based on approximately 121 tonnes of concentrate with gold content of approximately 52.6 g/t gold, $358,400 in 2010 based on approximately 222 tonnes of concentrate with gold content of approximately 52.7 g/t gold, $81,702 in 2011 based on approximately 60 tonnes of concentrate with gold content of approximately 38.8 g/t gold, and none in 2012, 2013, 2014, 2015 and 2016. The Company has mined mineralized rock of approximately 52,000 tonnes in 2006 with content of approximately 1.27 g/t gold and 6.37 g/t silver, no mining in 2007, approximately 82,000 tonnes in 2008 with content of approximately 1.85 g/t gold and 5.21 g/t silver, no mining in 2009, approximately 21,000 tonnes in 2010 with content of approximately 2.08 g/t gold and 5.68 g/t silver, approximately 21,400 tonnes in 2011 with content of approximately 0.92 g/t gold and 3.32 g/t silver, and no mining in 2012, 2013, 2014, 2015 and 2016.  As of December 31, 2016, the Company has spent approximately $12,580,000 on mining and exploration activities at this property, excluding acquisition and capital costs.  In 2012, the Company installed two new mills at the plant to increase capacity and efficiency, but in 2012, 2013, 2014, 2015 and 2016 did not process any ore pending approval and construction of a new tailings dam and resolution of joint venture issues.

During 2014 and 2015, the Company, including through its contractor, spent $610,248 and $661,497, respectively, on exploration, assaying, modeling and design work at the Toukhmanuk Property to prepare for mining activities. The Company has requested but not received substantiation from Linne Mining for advances and amounts drawn down on the Mine Operator's Debt Facility. Equipment and assets for which title has transferred to the Company, and have been received by the Company are recorded as the Company's property, plant and equipment. Construction in process includes the Company's assets which are not yet completed and place in service, such as the new plant at the Toukhmanuk property in Armenia (Pictures of construction progress are available on the Company’s website). We have also requested a report for the full mining activity done by Linne Mining, which also has not been received. We have expensed all amount for which we have not received any support. In 2016, the Company did review of prior exploration work, mine planning, plant construction review, production projection work, and license work including submissions to the State Committee on Reserves as well as tailings dam review work, spending approximately $200,000.

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

Note, all historical CRA and related disclosures are affected by the Company’s prevailing in the Island of Jersey litigation resulting: (a) on September 13, 2016, the United Kingdom “Judicial Committee of the Privy Council” (“JCPC”) issued an order and opinion finally dismissing the action which Joseph Borkowski filed and pursued purportedly on behalf of CRA in Island of Jersey against GGCRL, the Company, and Van Krikorian.  (JCPC # 2015/0075).  The JCPC dismissed the Borkowski/CRA action with prejudice and like the lower courts granted the Company and Mr. Krikorian their costs and legal fees.  This fully terminates the Jersey litigation in favor of the Company and Mr. Krikorian except for the calculation and collection of costs and legal fees; and (b) on December 1, 2016, the Viscounts Department of the Island of Jersey arrested all of the CRA shares in GGCRL in favor of the Company pursuant to a Royal Court judgement in the Company’s favor.

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

On July 5, 2013, GGCRL and the Company entered a financing and mine contractor agreement with Linne Mining and associated parties to mine the central section of Toukhmanuk. Equipment for a major plant expansion was purchased and delivered in 2014. Linne failed to perform and ultimately abandoned the mine operation in 2015 prior to completing the new plant or complying with its obligations to mine under the relevant agreements. While Linne procured and began assembling a new processing plant at Toukhmanuk, it abandoned completing the work as well as mining in accordance with relevant agreements and approved plans. Linne asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company’s requests for substantiation of expenses and disbursements from Linne have been refused through the end of 2016, despite repeated requests to Linne and its counsel.

In 2016, the Company engaged in substantial mine planning and review, prepared the mine site, reviewed the already commenced construction of a million tonne per year plant (pictures are available on the Company’s website), and construction of a new tailings dam, and reviewed prior drilling and exploration work in anticipation of converting the exploration license to a mining license and pursuant to the legal requirements following the November 4, 2016 decision of the Armenian State Committee on Reserves. No further drilling was performed at the site in 2016. The Company has given notice to the Mine Operator of its many breaches of obligation to mine and legal disputes.

See Item 1A “Risk Factors”, Item 3 “Legal Proceedings”, “Agreements” and “Subsequent Events” below.

Getik

The Getik property is located in the northeast Geghargunik province of Armenia north-east of Lake Sevan and approximately 110 km north-east of Yerevan.  The property is accessible by car or truck through existing paved and dirt roads.  Gas and electric power are available at the property.  The property is located in the Alaverdi-Kapan metallogenic zone on the edge of the Sevan suture zone in an area characterized by volcanogenic sedimentary rocks of Jurassic and Eocene age.  A series of granitoid intrusives varying from ganodiorite to rhyolite composition have been identified in the area associated with a regional scale east-west trending fault and locale scale north-south trending faults.   The Company does not have any facilities or material equipment at the property.  The Company has only done exploration work at the property and has not developed any significant surface or underground working or infrastructure.  All equipment needed was brought to the site on an as needed basis from the Company’s other properties or from contractors.

The Company stopped working at Getik in 2016, and is pursuing its legal options. A competing license was issued to an Armenian company, Global Signature Gold, formed and formerly owned by Signature Gold Limited pursuant to confidential information provided by the Company and governed by a confidentiality agreement. Control of Global Signature Gold based on public records was transferred to lawyers associated with Joseph Borkowski, and the Company has put Signature Gold Limited of Australia on notice of its liabilities.

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

The Getik property is a lode deposit which will be mined using an open pit.  The Company had two National exploration licenses #85 which covers sub-surface exploitation of precious metals in the Amrots manifestation and #86 which covers sub-surface exploitation of non-ferrous metals in the Aygut manifestation, as further described below.  These licenses have since been replaced under the new 2012 Armenian Mining Code with License #29/034 and #29/035, respectively, which expired on December 10, 2013. The Company filed for an extension of the term of Getik license on December 6, 2013. Under Armenia Mineral Code Article 42.7, in case the application for an extension of the term of an exploration license has not been rejected within thirty (30) days of filing, the application shall be considered as granted.  The Company has applied for extensions, to which it is entitled under Armenian law although the documents have not been issued yet. The license required annual governmental fees of $1,000.  The Company was also required to spend approximately $1,000,000 on exploration work in order to maintain the licenses in good standing.  For the exploration licenses, under Article 36 of Armenia Mineral Code, all time terms mentioned in the exploration license agreement (which is the document providing times for completion of different works) are contemplated, which means that the Company can cure the work requirements under the license, or any “material non - compliance” in subsequent years.  The exploration license area was defined by the following coordinates for the Amrots gold manifestation and Aygut copper manifestation:

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

All historical CRA and related disclosures are affected by the Company’s prevailing in the Island of Jersey litigation resulting: (a) on September 13, 2016, the United Kingdom “Judicial Committee of the Privy Council” (“JCPC”) issued an order and opinion finally dismissing the action which Joseph Borkowski filed and pursued purportedly on behalf of CRA in Island of Jersey against GGCRL, the Company, and Van Krikorian.  (JCPC # 2015/0075).  The JCPC dismissed the Borkowski/CRA action with prejudice and like the lower courts granted the Company and Mr. Krikorian their costs and legal fees.  This fully terminates the Jersey litigation in favor of the Company and Mr. Krikorian except for the calculation and collection of costs and legal fees; and (b) on December 1, 2016, the Viscounts Department of the Island of Jersey arrested all of the CRA shares in GGCRL in favor of the Company pursuant to a Royal Court judgement in the Company’s favor.

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

The Company did not make mining or exploration expenditures at Getik during 2015 and 2016 and only engaged in desk reviews of geological information related to Getik in light of legal disputes associated with the property. The Company stopped working at Getik in 2016.

See Item 1A “Risk Factors”, Item 3 “Legal Proceedings” and Item 16 “Agreements”, and “Subsequent Events” below.

Lichkvadz-Tei and Terterasar

Information on Litchkvadz-Tei and Terterasar are provided for historical purposes only. The Company no longer has interests at these properties.

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

On December 19, 2006, GGM entered a "Restructuring, Royalty, and Joint Venture Termination Agreement" with CR. The agreement restructures the parties' Aigedzor Mining Company Joint Venture to transfer GGM 's 20% interest to CR in exchange for: one million dollars; a 2.5% Net Smelter Return (“NSR”) royalty payable on all products produced from the Lichkvaz and Terterasar mines as well as from any mining properties acquired in a 20 kilometer radius of the town of Aigedzor in southern Armenia; the right to participate up to 20% in any new projects undertaken by Iberian or its affiliates in Armenia until August 15, 2015; and five million shares of Iberian's common stock, which are restricted for one year. On February 28, 2007, Iberian Resources Limited announced its merger with Tamaya Resources Limited (“Tamaya”), and Tamaya was developing those properties.  As part of the merger, the five million shares of Iberian’s common stock were exchanged for twenty million shares of Tamaya’s common stock without any restrictions.  GGM retains the right to participate up to 20% in any new projects undertaken by Tamaya or its affiliates in Armenia until August 15, 2015 and the 2.5% Net Smelter Return royalty as described above.  During the year ended December 31, 2007, the Company sold all 20,000,000 shares of the Tamaya Resources Limited Stock that it owned.  In 2008, Tamaya and Iberian Resources filed for bankruptcy in Australia.  In 2009, the bankruptcy administrators sold the shares of Sipan 1, LLC to Terranova Overseas company organized in the United Arab Emirates which, on information and belief, includes local and foreign investors and which also assumes the continuing obligations of Sipan 1, LLC to Global Gold.    On information and belief, the license for Lichkvadz-Tei was terminated by Armenian authorities in March 2009 and has been issued to other companies, which on information and belief, includes local and foreign investors and the Company’s royalty interest is no longer deemed enforceable.

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

See Item 1A “Risk Factors”, Note 4 “Receivable From Sale”, “Legal Proceedings”, and “Subsequent Events”, below.

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

See Item 1A “Risk Factors”, below.

(6) ENVIRONMENT AND ETHICAL MATTERS

The Company's policy on environmental matters is stated in its Code of Business Conduct and Ethics (which is posted on the Company’s website), and requires compliance with all relevant laws and regulations and includes a zero-tolerance policy on corruption.  The Company’s Insider Trading and Public Information Policy, Charter of the Audit Committee of the Board of Directors, Charter of the Compensation Committee of the Board of Directors, and its Nominating and Governance Charter are also posted on its website and require compliance with all relevant laws and regulations.  Specifically, the Company intends to conduct its business in a manner that is compatible with the balanced environmental and economic needs of the communities in which it operates.  In 2007, the Company instituted a whistleblower program to encourage reporting of any noncompliance with such policies and procedures.

The Company is committed to continuous efforts to improve environmental performance throughout its operations. Accordingly, the Company's policy is to: comply with international standards as developed by the World Bank; comply with all applicable environmental laws and regulations and apply responsible standards where laws and regulations do not exist; assess all projects which will include a review of the environmental issues associated with project development; make available these assessments to the appropriate government agencies for review and approval; encourage concern and respect for the environment; emphasize every employee's responsibility in environmental and safety performance; foster appropriate operating practices and training; manage its business with the goals of preventing incidents and controlling emissions and wastes to below harmful levels; design, operate, and maintain facilities to this end; respond quickly and effectively to incidents resulting from its operations, in cooperation with industry organizations and authorized government agencies; and undertake appropriate reviews and evaluations of its operations to measure progress and to foster compliance with these policies. As of December 31, 2016, the Company does not have any unpaid liabilities for environmental compliance.  The cost for the Company to maintain environmental compliance has had no substantial limitation or restriction upon our ability to carry out our mining operations.  The Company has been subjected to false allegations in the media regarding its environmental record in Armenia by certain individuals and groups, all of which the Company has refuted and none of which rose to the level of a legal inquiry.

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

EXPLORATION STAGE COMPANY

The Company does not engage in the active conduct of a trade or business aside from development and exploration activities. It has not generated any revenues to date, with the exception of revenue from the transaction with Iberian Resources at the end of 2006, the sale of Chilean interests in the Amarant/Conventus transaction in 2011, and minimal sales of concentrate from Toukhmanuk.  Although the Company maintains mining licenses in Armenia, the Company has not established proven and probable reserves in accordance per SEC Industry Guide 7 at any of it’s properties (please refer to the “Cautionary Note to U.S. Investors” on page 3 of this report).  The Company may encounter problems, delays, expenses and difficulties typically encountered in the development stage, many of which may be outside of the Company's control.  These problems include, but are not limited to, issues interpreting and proving historical mining data, obtaining and maintaining quality equipment, licensing difficulties, and financing problems.

LIQUIDITY RISK – GOING CONCERN

The Company needs additional funds in order to conduct any active mining development and production operations in the foreseeable future. There can be no assurance that any financing for acquisitions or future projects will be available for such purposes or that such financing, if available, would be on terms favorable or acceptable to the Company.   As such, our independent registered public accounting firm has concluded that additional revenue arrangements or financing is needed to enable us to fund our future operations, which raises substantial about our ability to operate as a going concern, and accordingly has included this uncertainty in their report on our December 31, 2016 consolidated financial statements.

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

MANAGEMENT SALARIES

As of December 31, 2016, the Company owes unpaid wages of approximately $1,932,000 to management including approximately $1,009,000 to Mr. Van Krikorian and $738,000 to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of December 31, 2016, the Company had accrued interest of approximately $442,000 in connection with those debts.  The Company’s failure to remain current in its salary obligations exposes the Company to the potential loss of key personnel. The Company has also accrued the contingent bonuses payable to the management for $270,000 as of December 31, 2016.

TRADING MARKET

The Company's Common Stock is traded on the OTCQB exchange of the OTC Market. As a result, our stockholders may find it more difficult to buy or sell shares of our common stock than it would be if our stock were listed on a national securities exchange.

VALUE OF INVESTMENT PORTFOLIO

The Company has not purchased securities in other companies but has received, and still holds, securities in other non-related companies.  The Company has not valued these securities as of December 31, 2016 due to a variety of risks including, minor percentage of shares outstanding, trading restrictions, there can be no assurance that an adequate liquid market will exist for these securities, and there can be no assurance that quoted market prices at any given time will properly reflect the value at which the Company could monetize these securities.  There are also the risks of the underlying companies and their operations.

LACK OF INSURANCE PROTECTION

The Company may not be able to obtain adequate insurance protection for its foreign investments.

GLOBAL FINANCIAL CONDITION

Unfavorable general economic conditions in the United States or in countries where the Company operates, such as a recession or economic slowdown, unfavorable economic conditions and financial and political uncertainties in some countries may impact the ability of the Company to issue debt and equity in the future and to issue it on terms that are reasonable to the Company. Any economic volatility and market turmoil may adversely impact the Company's financial condition, results of operations, and share price.

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

COUNTERPARTY RISK

The Company is exposed to counterparty risk, including market pricing and credit-related risk in the event any counterparty, whether a customer, debtor or financial intermediary, is unable or unwilling to fulfill their contractual obligations to the Company or where such agreements are otherwise terminated and not replaced with agreements on substantially the same terms.  All of the Company’s aggregate projected sales of concentrate are to one customer.  There can be no assurance that the Company will not experience a material loss for non-performance by any counterparty with whom it has a commercial relationship.  Should any such losses arise, they could adversely affect the Company’s business, financial condition and results of operations.  The Company has incurred and continues to incur losses due to counterparty risk.

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

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted. On July 20, 2015, in accordance with the CRA Agreements and the Jersey Court of Appeals decisions, the Company instituted a mediation process with CRA at the American Arbitration Association in New York City. In a further material breach of the CRA Agreements, CRA refused to participate in the mediation. At the same time, On November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company has been awarded its costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause. In lifting the remnants of the injunctions, the Royal Court gave Mr. Borkowski and CRA thirty days to file for relief in the agreed New York arbitration forum prior to lifting all the restraints; neither Mr. Borkowski nor CRA made such a filing.

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

Linne Mining Related

In January 2016 and since, the Company has been engaged with counsel for Linne Mining and Industrial Minerals to disclose the substantiation for amounts drawn under the Debt Facilities Agreement, reconcile evidence of misappropriation of funds by the mine contractor, comply with the Debt Facilities and Operating Agreements, pay the claims Global Gold has made for the breaches of Linne Mining and amicably resolve outstanding disputes without success.  The Company has taken the position that the agreed dispute resolution provisions starting with the 60 day good faith negotiating period commence upon provision of the material to substantiate the claims made by Linne Mining, but that information has not been forthcoming.   The refusal to turn over this required information has also affected our financial reporting in that we lack a basis to have capital and other expenses claimed by Linne Mining for the benefit of the project confirmed.  After the Company presented its position and evidence, Linne advanced a claim of lost profits of approximately $30.6 million Linne was contractually obligated to operate the mine and produce at certain levels agreed by the parties.  Linne utterly and admittedly failed to do so then abdicated as the evidence mounted that its former director Janiko Kaplanishvili was misappropriating funds.  We have also learned that from 2013-2015, he spent less than 45 days in the country not all of which were even at the mine site.  We have learned of the deception in attendance to agreed work as well as other fundamental breaches, including using funds drawn for project purposes for personal and other unrelated purposes. The $30.6 million claim is for lost profits based on the mine contractor’s 10% bonus payment which was to be earned from production but the contractor for its own reasons and in violation of the agreement did not produce.  We are disclosing the claim to be transparent and to disclose a specific counterparty risk, and note that it was only made after the Company pointed out that the contractor failed to perform and owed us for our lost profit and other damages, of which their claim is only 10%.  The contractor has totally left the mine site and the Company has full control, although we have maintained the contractor remains responsible under the contract.  Linne Mining has filed a claim to be registered as a creditor towards Mego Gold to both of these bankruptcy in the amount of 39 million USD for damages and lost profit. Mego Gold has responded and appealed these claims, as Linne's claim is entirely groundless, violates the law of Republic of Armenia, Convention of the Recognition and Enforcement of Foreign Arbitral Awards as well as the Operating Agreement signed between Mego and Linne on 05.07.2013, on the ground of which Linne claims 39 million USD. This case is still under process and Mego Gold anticipates Linne's claim to be rejected entirely.  In 2016 Interkapal filed a claim against Mego Gold and Linne Mining cooperatively, to pay the remaining amount of approximately 41,380,000 AMD (not including state fees and penalties over 800,000 AMD) under the construction agreement signed between the parties. The court of first instance of Kentron and Nork-Marash administrative regions of Yerevan city, RA, satisfied Interkapal's claim, thus obligating Mego and Linne jointly to pay the amount. Mego and Linne both appealed the verdict of the court of first instance and the Appellate court of RA rejected Mego's claim and satisfied Linne's claim, thus making Mego the only party obligated to pay 41,380,000 AMD to Interkapal. Mego appealed the ruling of the appellate court to the Cassation court of RA, which rejected the appeal. The ruling of the Cassation court is final but the matter also falls within the disputes between the Company and Linne which was responsible for Interkapal and the Company is pursuing that claim.

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

Based on the US Armenia Bilateral Investment Treaty, GGM filed a request for arbitration against the Republic of Armenia for the actions of the former Minister of Environment and Natural Resources with the International Centre for Settlement of Investment Disputes, which is a component agency of the World Bank in Washington, D.C. ("ICSID"), on January 29, 2007. On August 31, 2007, the Government of Armenia and GGM jointly issued the following statement, "[they] jointly announce that they have suspended the ICSID arbitration pending conclusion of a detailed settlement agreement. The parties have reached a confidential agreement in principle, and anticipate that the final settlement agreement will be reached within 10 days of this announcement." As of February 25, 2008, GGM entered into a conditional, confidential settlement agreement with the Government of the Republic of Armenia to discontinue the ICSID arbitration proceedings, which were discontinued as of May 2, 2008. This agreement did not affect nor is it affected by the ICC arbitration or litigation involving similar subject matter.

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

NO DIVIDENDS

The Company currently anticipates that it will retain all of its future earnings, if any, for use in its operations and does not anticipate paying any cash dividends in the near-term future. There can be no assurance that the Company will pay cash dividends at any time, or that the failure to pay dividends for periods of time will not adversely affect the market price for the Company's Common Stock.

CONTROL OF THE COMPANY

Drury J. Gallagher, the Chairman Emeritus, Treasurer, Secretary, and Director, and Van Z. Krikorian, Chairman, Chief Executive Officer, and Director, own 4,164,120 (4.53%), and 6,975,000 (7.58%) shares, respectively, or a total of 11,139,120 (12.11%) shares, out of the 91,977,559 shares of the Company's Common Stock issued and outstanding as of December 31, 2016.  The two Company officers, director Nicholas J. Aynilian, who directly and through family members, owns 3,303,873 (3.59%) and NJA Investments, which is controlled by Nicholas J. Aynilian, owns 1,400,000 (1.52%) shares of Common Stock, entered into a shareholders agreement, dated January 1, 2004, that provides for each of the parties to the Agreement to vote for such individuals as directors.

Ian Hague, a Company director and Firebird Mangement, LLC manager, owns a total of 33,831,748 (36.78%) shares through Tusheti Holding, LLC, and Firebird Management, LLC owns a total of 10,638,167 (11.57%) shares, out of the 91,977,559 shares, of the Company's Common Stock issued and outstanding as of December 31, 2016.

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

On May 27, 2015, the Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted. On July 20, 2015, in accordance with the CRA Agreements and the Jersey Court of Appeals decisions, the Company instituted a mediation process with CRA at the American Arbitration Association in New York City. In a further material breach of the CRA Agreements, CRA refused to participate in the mediation. At the same time, On November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. In lifting the remnants of the injunctions, the Royal Court gave Mr. Borkowski and CRA thirty days to file for relief in the agreed New York arbitration forum prior to lifting all the restraints; neither Mr. Borkowski nor CRA made such a filing. The Company has been awarded its costs and attorney fees, which it is pursuing. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause.

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

Marjan Related

Effective September 7, 2016, the Company through its Marjan Mining Company subsidiary and the Armenian Government through its Ministry of Energy and Natural Resources concluded amendments to the Marjan mining agreement which among other things provides that the Company: (1) has 3 years from September 1, 2016 to build the approved tailings dam and plan; (2) has 3.4 years following the completion of the tailings dam and plant to mine 160,000 tonnes of ore from the Marjan mine, pursuant to the approved minng plan; (3) has 12 months to prepare and file for a report for recalculation of findings based on exploration results; and (4) has 12 months following the approval by the State Committee on Natural Resources’ approval (which must be issued within 12 months of the Company’s recalculation) to prepare and file an updated mining plan, all as more particularly described in Exhibit 10.78. Any delays the government takes shall extend the relevant terms. This amendment also resolves the overlapping license issue caused by Caldera Resources and its Biomine subsidiary which was determined in the Company’s favor by the New York ICDR arbitral award. Please see our “Cautionary Note to U.S. Investors” on our website and Form 10-K with regard to the SEC and other standards for the term “reserve.”

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

As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. This litigation is still in progress.

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

On March 16, 2016 the State Revenue Committee of Armenia reduced its tax claim against GGH from over 200 million AMD to approximately 23 million AMD.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $540,000 including the Interkapal matter described above.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not ground in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. An initial bankruptcy finding against GGM in 2015 was overturned in 2016. Contrary to its obligation to arbitrate any disputes, Linne Mining has joined the bankruptcy case against Mego Gold to also seek leverage against the Company. Armenian Courts have respected the Untited Nations New Convention on Arbitration which mandates referral to arbitration, and the Company expects the Armenian courts to mandate such referral. The Company has also made clear that its claims against Linne Mining including for admitted non-performance substantially exceed Linne Mining’s claims. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of December 31, 2016 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Shares of the Company's Common Stock trade on the “OTC Markets Group” (OTCQB) under the symbol "GBGD." The range of high and low bid information for each quarterly period during 2015 and 2016 were as follows:

	2015		2016

Quarter	High*	Low*	High*	Low*

1st	$0.02	$0.01	$0.03	$0.01
2nd	$0.05	$0.01	$0.02	$0.01
3rd	$0.05	$0.01	$0.04	$0.01
4th	$0.03	$0.01	$0.04	$0.02

* These quotations reflect inter-dealer prices without retail mark-up, mark-down or commissions, and may not reflect actual transactions.  Source: OTC Markets

As of May 12, 2017, the Company had 92,507,559 issued and outstanding shares of its Common Stock. The Company's transfer agent is American Registrar and Transfer Company, with offices at 1234 W South Jordan Pkwy, Ste B3, Salt Lake City, Utah 84095, having a telephone number of (801) 363-9065.

(b) As of May 12, 2017, there were approximately 1,312 holders of record of shares of the Company's Common Stock.

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

(d) The following table provides information about shares of our Common Stock that may be issued upon the exercise of options and rights under existing equity compensation plans as of December 31, 2016.

	Number of Securities to	Weighted average exercise	Remaining available for issuance under equity
	be issued upon exercise	price of outstanding	compensation plans
	of outstanding options,	options, warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan Category	(a) (#)	(b) ($)	(c ) (#)

Equity compensation plans (1) approved by security holders	0	0	0

Equity compensation plans not approved by security holders	0	0	0

Total:	0		0

(1)

The Company's 2006 Stock Incentive Plan - On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and will expire on June 15, 2016. On June 15, 2006, the Company granted options to buy 250,000 shares of common stock, at an exercise price of $1.70 per share, to the then Chairman and CEO, Drury Gallagher. On June 15, 2006, the Company also granted options to buy 62,500 shares of common stock, at an exercise price of $1.70 per share, to the Controller, Jan Dulman.  On January 11, 2007, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.86 per share.   On June 15, 2007, the Company granted options to buy 150,000 shares of common stock, at an exercise price of $0.83 per share, to the Chief Financial Officer, Jan Dulman.   On April 8, 2008, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.45 per share.  On May 18, 2009, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.20 per share. On May 18, 2009, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 166,667 shares of common stock of the Company at $0.20 per share vesting on November 18, 2009.  On August 12, 2009, the Company granted to Jan Dulman, the Company’s Chief Financial Officer,  stock options to purchase 225,000 shares of common stock of the Company at $0.14 per share (based on the closing price at his renewal) vesting in equal quarterly installments over the term of his employment agreement.  On June 19, 2010, the Company granted options to each of the five directors to buy 100,000 (500,000 total) shares of common stock, at an exercise price of $0.10 per share. On June 19, 2010, pursuant to Mr. Gallagher’s employment agreement extension under his contract and as confirmed by the independent compensation committee and board of directors, Mr. Gallagher was granted stock options to purchase 100,000 shares of common stock of the Company at $0.10 per share vesting on November 19, 2010.  On October 14, 2010, the Company granted options to buy 40,000 shares of common stock, at an exercise price of $0.25 per share, to a consultant, Paul Airasian, which vested on December 31, 2010 and expired on December 31, 2012.  All options expired as of June 15, 2016.

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

RESULTS OF OPERATIONS

COMPARISON OF TWELVE-MONTHS ENDED DECEMBER 31, 2016 AND TWELVE-MONTHS ENDED DECEMBER 31, 2015

During the twelve-month period ended December 31, 2016 and 2015, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, and the status and funding of the Consolidated Resources joint venture.

During the twelve-month period ended December 31, 2016, the Company's administrative and other expenses were $1,277,665 which represented a decrease of $393,989 from $1,671,654 in the same period last year. The expense decrease was primarily attributable to lower legal fees of $308,663, lower compensation expense of $30,663 and stock compensation expense of $29,918.

During the twelve-month period ended December 31, 2016, the Company did not have any mine exploration costs which represented a decrease of $661,497 from $661,497 in the same period last year.  The expense decrease was attributable to the decreased mining activity at the Toukhmanuk property of $661,497.

During the twelve-month period ended December 31, 2016, the Company's amortization and depreciation expenses were $107,531 which represented a decrease of $189,127 from $296,658 in the same period last year. The expense decrease was primarily attributable to the decreased amortization expense of $174,018 and lower depreciation expense of $15,109.

During the twelve-month period ended December 31, 2016, the Company had interest expenses of $1,013,257 which represented an increase of $140,856 from $872,401 in the same period last year.  The expense increase was attributable to an increase in interest expense mine owner’s debt facility of $117,981, and wages due to management of $26,029.

Deposits on contracts and equipment decreased by $6,302 to $446,525 at December 31, 2016 from $452,827 at December 31, 2015 due to foreign currency changes.

Current liabilities increased by $2,321,634 as of December 31, 2016 due to increases in accounts payable and accrued expenses of $1,079,039, wages payable of $431,497, and note payable to director of $828,187 offset by a decrease in employee loans of $17,089.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of December 31, 2016, the Company's total assets were $2,543,999 of which $78,410 consisted of cash or cash equivalents.

The Company's expected plan of operation for the calendar year 2017 is:

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

CRITICAL ACCOUNTING POLICIES

Going Concern - The consolidated financial statements at December 31, 2016 and 2015, and for the years then ended were prepared assuming that the Company would continue as a going concern. During the years ended December 31, 2016 and 2015, the Company has incurred net losses of $2,398,453 and $3,502,210, respectively, has working capital deficit (current liabilities exceed current assets) of approximately $19,018,000 and stock holder deficit of approximately $12,540,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2016 and 2015 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2016 and 2015.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2016 and 2015, the fair value short-term financial instruments including cash, receivables, accounts payable and accrued expenses and notes payable approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at December 31, 2016 and 2015:

	2016	2015

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	114,775	152,588
Total Inventories	$577,686	$615,499

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at December 31, 2016 was none and 2015 was 2,954,167. There were no warrants outstanding at December 31, 2016 and 2015.

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

For the years ended December 31, 2016 and 2015, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2016 and 2015 was $33,599 and $63,517, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2016 and 2015.

	Year Ending December 31,

	2016	2015

Net loss applicable to Global Gold Corporation Common Shareholders	$(1,526,585)	$(2,084,455)
Foreign currency translation adjustment during year	$(36,893)	$(35,989)

Comprehensive net loss	$(1,563,478)	$(2,120,444)

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

The functional currency of the Company’s Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2016 and 2015, the exchange rate for the Armenian Dram (AMD) was 484 AMD for $1.00 U.S. Principles of Consolidation - Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and include the accounts of the Company and more-than-50%-owned subsidiaries that it controls.   Inter-company balances and transactions have been eliminated in consolidation.

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

Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  For the years ended December 31, 2016 and 2015, amortization expense totaled $0 and $174,018, respectively. Licenses were fully amortized during the year ended December 31, 2015.

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of December 31, 2016.  The Company did not mine any ore in 2016 and 2015.

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

New Accounting Standards:

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “'Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on its net financial position, but will impact our assets and liabilities. The Company is currently evaluating the potential impact that this standard may have on our results of operations.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using FIFO or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or statements of cash flows upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09 which have the same effective date and transition date of January 1, 2018:

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $730,143 for the year ended December 31, 2016, as compared to net cash used of $593,759 for the year ended December 31, 2015. The increase was primarily due to decrease in net loss by $1,103,757, decrease in non-cash charges by $950,359 and decrease in operating assets and liabilities by $289,791.

Net Cash Used in Investing Activities

During the year ended December 31, 2016 and 2015 cash used in investing activities was $0.

Net Cash Provided by Financing Activities

During the year ended December 31, 2016 cash provided by financing activities increased by $157,919 to $882,500 compared to $664,581 for the year ended December 31, 2015, primarily for the proceeds from notes payable to Directors and offset by reductions in proceeds from mine owners debt facilities and repayment of secured line of credit.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $451,569 and $11,342, respectively, as of December 31, 2016 and 2015 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2016 and 2015.  As of December 31, 2016 and 2015, the Company had $73,327 and $6,160, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2016 and as of the date of this filing.

The majority of the Company's present activities are in Armenia and Chile. As with all types of international business operations, currency fluctuations, exchange controls, restrictions on foreign investment, changes to tax regimes, political action and political instability could impair the value of the Company's investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Company, notes thereto and report of Independent Certified Public Accountants thereon for the fiscal years ended December 31, 2016 and 2015 by RBSM LLP are attached hereto as a part of, and at the end of, this report.

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

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

Management conducted an evaluation of the effectiveness of the internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act) as of December 31, 2016, based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management, including the Principal Executive and Principal Financial Officers, based on their evaluation of the Company's internal control over financial reporting, have concluded that the Company's internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated by reference from the Company's Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held on or around June 16, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference from the Company's Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held on or around June 16, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference from the Company's Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held on or around June 16, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated by reference from the Company's Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held on or around June 16, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference from the Company's Proxy Statement relating to the 2017 Annual Meeting of Stockholders scheduled to be held on or around June 16, 2017.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

The following documents are filed as part of this report: Financial Statements of the Company, including the report of Independent Certified Public Accountants, Balance Sheet, Statements of Operations, Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss), Statements of Cash Flow and Notes to Financial Statements: as of and for the years ended December 31, 2016 and 2015.

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

May 17, 2017
Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jan Dulman	5/17/17	/s/ Van Z. Krikorian	5/17/17
Jan Dulman		Van Z. Krikorian, Chairman, Chief Executive
Chief Financial Officer (Principal Financial and Accounting Officer)		Officer and Director (Principal Executive Officer)

/s/ Drury J. Gallagher	5/17/17	/s/ Nicholas J. Aynilian	5/17/17
Drury J. Gallagher		Nicholas J. Aynilian
Chairman Emeritus,		Director
Treasurer and Director

/s/ Ian C. Hague	5/17/17	/s/ Lester Caesar	5/17/17
Ian C. Hague		Lester Caesar
Director		Director

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Global Gold Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Global Gold Corporation and Subsidiaries (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive loss, deficit and cash flows for each of two years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of their operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/RBSM LLP

New York, New York

May 17, 2017

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$78,410	$12,494
Inventories	577,686	615,499
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570	-	-
Other current assets	35,545	19,476
TOTAL CURRENT ASSETS	784,223	740,051

Deposits on contracts and equipment	446,525	452,827
Property, plant and equipment, net of accumulated depreciation of $2,994,757 and $2,878,063, respectively	1,313,251	1,431,234

TOTAL ASSETS	$2,543,999	$2,624,112

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,300,792	$6,221,753
Wages payable	2,768,359	2,336,862
Employee loans	116,810	133,899
Advance from customer	87,020	87,020
Current portion of mine owners debt facilities	4,104,577	4,104,577
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	3,530,314	2,702,127
TOTAL CURRENT LIABILITIES	19,802,116	17,480,482

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 91,977,559 and 90,130,475 shares issued and outstanding at December 31, 2016 and 2015, respectively	91,978	90,130
Additional paid-in-capital	45,004,765	44,973,013
Accumulated deficit	(59,044,944)	(57,518,359)
Accumulated other comprehensive income	1,408,589	1,427,405

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(12,539,612)	(11,027,811)

NONCONTROLLING INTEREST	(4,718,505)	(3,828,559)

TOTAL DEFICIT	(17,258,117)	(14,856,370)

TOTAL LIABILITIES AND DEFICIT	$2,543,999	$2,624,112

 The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended
	December 31,
	2016	2015

OPERATING EXPENSES:
General and administrative	$1,277,665	$1,671,654
Mining and exploration costs	-	661,497
Amortization and depreciation	107,531	296,658

TOTAL OPERATING EXPENSES	1,385,196	2,629,809

Operating Loss	(1,385,196)	(2,629,809)

OTHER EXPENSES:
Interest expense	1,013,257	872,401

Total Other Expenses	1,013,257	872,401

Net Loss	(2,398,453)	(3,502,210)

Less: Net loss applicable to noncontrolling interest	(871,868)	(1,417,755)
Net loss applicable to Global Gold Corporation Common Shareholders	(1,526,585)	(2,084,455)

Foreign currency translation adjustment	(36,893)	(35,989)

Comprehensive Net Loss	(1,563,478)	(2,120,444)
Less: Comprehensive net loss applicable to noncontrolling interest	18,078	17,635
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(1,545,400)	$(2,102,809)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,263,415	89,366,900

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2016

	Common Stock		Additional Paid-in	Accumulated	Non-contolling	Accumulated Other Comprehensive	Total
	Shares	Amount	Capital	deficit	Interest	Income	Deficit

Balance as of December 31, 2014	87,882,975	$87,883	$44,911,743	$(55,433,904)	$(2,393,169)	$1,445,759	$(11,381,688)

Issuance of common stock for compensation, April 15	560,000	560	5,040	-	-	-	5,600
Issuance of common stock for compensation, May 15	1,687,500	1,687	(1,687)	-	-	-	-
Amortization of unearned compensation	-	-	57,917	-	-	-	57,917
Net loss	-	-	-	(2,084,455)	(1,417,755)	-	(3,502,210)
Foreign currency translation adjustment	-	-	-	-	(17,635)	(18,355)	(35,989)

Balance as of December 31, 2015	90,130,475	90,130	44,973,013	(57,518,359)	(3,828,559)	1,427,405	(14,856,370)

Issuance of common stock for compensation, April 16	570,000	570	10,830	-	-	-	11,400
Issuance of common stock for compensation, May 16	1,277,084	1,277	14,048	-	-	-	15,325
Amortization of unearned compensation	-	-	6,874	-	-	-	6,874
Net loss	-	-	-	(1,526,585)	(871,868)	-	(2,398,453)
Foreign currency translation adjusment	-	-	-	-	(18,078)	(18,815)	(36,893)

Balance as of December 31, 2016	91,977,559	$91,977	$45,004,765	$(59,044,944)	$(4,718,505)	$1.408,589	$(17,258,117)

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015
OPERATING ACTIVITIES:
Net loss	$(2,398,453)	$(3,502,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	6,874	57,917
Amortization expense	-	174,018
Depreciation expense	107,531	122,640
Stock based compensation	26,725	5,600
Expenses directly incurred by Mine owner debt facility	-	737,001
Expenses directly incurred by notes payable to Directors	5,687	-
Changes in operating assets and liabilities:
Other current and non current assets	28,046	208,432
Accounts payable and accrued expenses	149,520	210,393
Accrued interest	912,430	861,465
Wages payable	431,497	530,985

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(730,143)	(593,759)

INVESTING ACTIVITIES:	-	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-

FINANCING ACTIVITIES:
Repayment of secured line of credit	-	(128,019)
Proceeds from mine owners debt facilities	-	291,600
Proceeds from note payable to Directors	822,500	501,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	822,500	664,581

EFFECT OF EXCHANGE RATE ON CASH	(26,441)	(69,109)

NET INCREASE IN CASH	65,916	1,713

CASH AND CASH EQUIVALENTS - beginning of the year	12,494	10,781

CASH AND CASH EQUIVALENTS - end of the year	$78,410	$12,494

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$-	$3,772

Noncash Investing and Financing Transactions:

Reclassification from Deposits on contracts and equipment to Construction in Process	$-	$972,985

The accompanying notes are an integral part of these audited consolidated financial statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

1. ORGANIZATION AND BUSINESS

The Company is engaged in exploration for, as well as development and mining of, gold, silver, and other minerals in Armenia, Canada and Chile. Until March 31, 2011, the Company's headquarters were located in Greenwich, Connecticut and as of April 1, 2011 the Company’s headquarters are in Rye, NY.  Its subsidiaries and staff maintain offices in Yerevan, Armenia, and Santiago, Chile. The Company was incorporated as Triad Energy Corporation in the State of Delaware on February 21, 1980 and conducted other business prior to January 1, 1995. During 1995, the Company changed its name from Triad Energy Corporation to Global Gold Corporation to pursue certain gold and copper mining rights in the former Soviet Republics of Armenia and Georgia. The Company has not established proven and probable reserves in accordance with SEC Industry Guide 7 at any of its properties.  The Company's stock is publicly traded. The Company employs approximately 25 people globally on a year-round basis. In the past, the Company has employed up to an additional 200 people on a seasonal basis, but the Company’s engagement of a mine contractor to run mining operations and non-operating status based on financial, legal, and other considerations has reduced the number of employees directly employed by the Company on a seasonal basis.

Although the Company competes with multi-national mining companies which have substantially greater resources and numbers of employees, the Company’s long term presence and the expertise and knowledge of its personnel in Armenia and in Chile allow it to compete with companies with greater resources.

In Armenia, the Company’s focus is on the exploration, development and production of gold at the Toukhmanuk property in the North Central Armenian Belt and the Marjan and an expanded Marjan North property.  In addition, the Company was exploring and developing other sites in Armenia. In 2016, however, the Company stopped working at the Getik property.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan RA were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  Judge Karas of the United States Federal District Court confirmed Judge Cahn’s decision.  On November 10, 2014, a Final Award in the Company’s favor ruled that Caldera had no interest whatsoever in Marjan RA or the Marjan Property. See Note 17 - Legal Proceedings for more information on the Marjan JV.

On August 1, 2005, GGM acquired 51% of the Armenian limited liability company Mego-Gold, LLC ("Mego"), which is the licensee for the Toukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, GGM acquired the remaining 49% interest of Mego-Gold, LLC, leaving GGM as the owner of 100% of Mego-Gold, LLC.  See Note 16 – Agreements and Commitments for more information on Mego-Gold, LLC.

On January 31, 2006, GGM closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, GGM acquired the remaining 20% interest in Getik Mining Company, LLC, leaving GGM as the owner of 100% of Getik Mining Company, LLC.  See Note 16 – Agreements and Commitments for more information on Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada.

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  On December 1, 2016, the Viscounts Department of the Island of Jersey arrested all of the Consolidated Resources Armenia (“CRA”) shares in GGCRL in favor of the Company pursuant to a Royal Court judgement in the Company’s favor. See Note 16 - Agreements and Commitments for more information on Consolidated Resources agreements.

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL. On September 26, 2012, the Company conditionally transferred 100% of the shares of Mego and Getik Mining Company, LLC to GGCR Mining. See Note 16 - Agreements and Commitments.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Going Concern - The consolidated financial statements at December 31, 2016 and 2015, and for the years then ended were prepared assuming that the Company would continue as a going concern. During the years ended December 31, 2016 and 2015, the Company has incurred net losses of $2,398,453 and $3,502,210, respectively, has working capital deficit (current liabilities exceed current assets) of approximately $19,018,000 and stock holder deficit of approximately $12,540,000.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements at December 31, 2016 and 2015 and for the years then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of December 31, 2016 and 2015.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of December 31, 2016 and 2015, the fair value short-term financial instruments including cash, receivables, accounts payable and accrued expenses and notes payable approximates book value due to their short-term duration.

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

e. Inventories - Inventories consists of the following at December 31, 2016 and 2015:

	2016	2015

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	114,775	152,588

Total Inventories	$577,686	$615,499

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

h. Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at December 31, 2016 was none and 2015 was 2,954,167. There were no warrants outstanding at December 31, 2016 and 2015.

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

For the years ended December 31, 2016 and 2015, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the year ended December 31, 2016 and 2015 was $33,599 and $63,517, respectively. The expense for stock-based compensation is a non-cash expense item.

j. Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss to comprehensive loss for the years ended December 31, 2016 and 2015.

	Year Ending December 31,

	2016	2015

Net loss applicable to Global Gold Corporation Common Shareholders	$(1,526,585)	$(2,084,455)
Foreign currency translation adjustment during year	$(36,893)	$(35,989)

Comprehensive net loss	$(1,563,478)	$(2,120,444)

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

The functional currency of the Company’s Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of December 31, 2016 and 2015, the exchange rate for the Armenian Dram (AMD) was 484 AMD for $1.00 U.S.

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

q. Licenses - Licenses are capitalized at cost and are amortized on a straight-line basis on a range from 1 to 10 years, but do not exceed the useful life of the individual license.  For the years ended December 31, 2016 and 2015, amortization expense totaled $0 and $174,018, respectively. Licenses were fully amortized during the year ended December 31, 2015.

r. Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed, within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of December 31, 2016.  The Company did not mine any ore in 2016 and 2015.

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

u. New Accounting Standards:

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-06, “'Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” Among other things, the amendments require a plan’s interest in that master trust and any change in that interest to be presented in separate line items in the statement of net assets available for benefits and in the statement of changes in net assets available for benefits, respectively. The amendments also remove the requirement to disclose the percentage interest in the master trust for plans with divided interests and require that all plans disclose the dollar amount of their interest in each of those general types of investments. The amendments require all plans to disclose: (a) their master trust’s other asset and liability balances; and (b) the dollar amount of the plan’s interest in each of those balances. Lastly, the amendments eliminate redundant investment disclosures (e.g., those required by Topics 815 and 820) relating to 401(h) account assets. Effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The amendments should be applied retrospectively to each period for which financial statements are presented. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In February 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The amendments clarify that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. The amendments also define the term in substance nonfinancial asset. The amendments clarify that nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty. For example, a parent may transfer control of nonfinancial assets by transferring ownership interests in a consolidated subsidiary. A contract that includes the transfer of ownership interests in one or more consolidated subsidiaries is within the scope of Subtopic 610-20 if substantially all of the fair value of the assets that are promised to the counterparty in a contract is concentrated in nonfinancial assets. The amendments clarify that an entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it. Effective at the same time as the amendments in Update 2014-09, Revenue from Contracts with Customers (Topic 606). Therefore, public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the amendments in this Update to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the amendments in this Update to annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. All other entities may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance earlier as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance. An entity is required to apply the amendments in this Update at the same time that it applies the amendments in Update 2014-09. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In January 2017, the FASB has issued Accounting Standards Update (ASU) No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” These amendments eliminate Step 2 from the goodwill impairment test. The annual, or interim, goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. In addition, income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit should be considered when measuring the goodwill impairment loss, if applicable. The amendments also eliminate the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Effective for public business entities that are a SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. ASU 2017-04 should be adopted on a prospective basis. The Company does not anticipate the adoption of ASU 2017-04 will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. This new standard clarifies the definition of a business and provides a screen to determine when an integrated set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This new standard will be effective for the Company on January 1, 2018, however, early adoption is permitted with prospective application to any business development transaction.

In December 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” The amendments affect narrow aspects of the guidance issued in ASU 2014-09 including Loan Guarantee Fees, Contract Costs, Provisions for Losses on Construction-Type and Production-Type Contracts, Disclosure of Remaining Performance Obligations, Disclosure of Prior Period Performance Obligations, Contract Modifications, Contract Asset vs. Receivable, Refund Liability, Advertising Costs, Fixed Odds Wagering Contracts in the Casino Industry, and Costs Capitalized for Advisors to Private Funds and Public Funds. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements for FASB Accounting Standards Codification Topic 606. Public entities should apply Topic 606 (and related amendments) for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issue Task Force) (“ASU 2016-18”). This new standard addresses the diversity that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within the year of adoption, with early adoption permitted. The Company does not expect that the adoption of ASU 2016-18 will have a material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other Than Inventory. This new standard eliminates the exception for an intra-entity transfer of an asset other than inventory. Under the new standard, entities should recognize the income tax consequences on an intra-entity transfer of an asset other than inventory when the transfer occurs. This new standard will be effective for the Company on January 1, 2018 and will be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is currently evaluating the potential impact this standard may have on its financial position and results of operations.

In August, 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force) (“ASU 2016-15”). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC Topic 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption during an interim period. The Company has not yet completed the analysis of how adopting this guidance will affect its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard requires recognition of the income tax effects of vested or settled awards in the income statement and involves several other aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. This new standard will be effective for the Company on January 1, 2017. The adoption of this standard is not expected to have a material impact on its financial position, results of operations or statements of cash flows upon adoption.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires that all lessees recognize the assets and liabilities that arise from leases on the balance sheet and disclose qualitative and quantitative information about its leasing arrangements. The new standard will be effective for us on January 1, 2019. The adoption of this standard is not expected to have a material impact on its net financial position, but will impact our assets and liabilities. The Company is currently evaluating the potential impact that this standard may have on our results of operations.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The guidance may be adopted on either a prospective or retrospective basis. The Company does not expect the adoption of this guidance to have a material effect on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. The new standard applies only to inventory for which cost is determined by methods other than last-in, first-out and the retail inventory method, which includes inventory that is measured using FIFO or average cost. Inventory within the scope of this standard is required to be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This new standard will be effective for us on January 1, 2017. The adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or statements of cash flows upon adoption.

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB has subsequently issued the following amendments to ASU 2014-09 which have the same effective date and transition date of January 1, 2018:

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delayed the effective date of the new standard from January 1, 2017 to January 1, 2018. The FASB also agreed to allow entities to choose to adopt the standard as of the original effective date.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, which clarifies certain aspects of identifying performance obligations and licensing implementation guidance.

In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients related to disclosures of remaining performance obligations, as well as other amendments to guidance on collectability, non-cash consideration and the presentation of sales and other similar taxes collected from customers.

In December 2016, the FASB issued ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which amends certain narrow aspects of the guidance issued in ASU 2014-09 including guidance related to the disclosure of remaining performance obligations and prior-period performance obligations, as well as other amendments to the guidance on loan guarantee fees, contract costs, refund liabilities, advertising costs and the clarification of certain examples.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at December 31, 2016 and 2015.

	2016	2015

Plant	$569,420	$569,420
Construction in process	972,985	972,985
Machinery and equipment	2,464,894	2,466,183
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$4,308,008	$4,309,297
Less: Accumulated depreciation	(2,994,757)	(2,878,063)

	$1,313,251	$1,431,234

The Company had depreciation expense for the year ended December 31, 2016 and 2015 of $107,531 and $122,640, respectively.

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

As of December 31, 2016 and 2015, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 as of December 31, 2016 and 2015, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of December 31, 2016 and June 12, 2017, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 16 - Agreements and Commitments paragraph Conventus/Amarant Agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2016 and 2015, the accounts payable and accrued expenses consisted of the following:

	2016	2015

Drilling work payable	$144,542	$154,819
Accounts payable	4,601,938	4,518,386
Accrued expenses	2,554,312	1,548,548

	$7,300,792	$6,221,753

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. GGCRL and GGC have signed as Guarantors on the debt facility agreement. The debt was secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and reportedly began to restart production. Pictures of plant construction progress are on the Company’s website. While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred, and Linne has asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company is carrying this as a liability, though the Company contests this liability based on substantiation concerns and offsetting amounts caused by damage and non-performance by Linne, as well as other reasons.  The balance due on the debt facilities as of December 31, 2016 and 2015 was $4,104,577. As of December 31, 2016 and 2015, the Company has accrued interest of $1,566,444 and $814,096, respectively, on this debt facility based on calculations from Linne which the Company does not agree with or have support for. Refer to Note 16 – Agreements and Commitments.

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

Thus, while including certain amounts claimed to have been advanced in its financial statements to be conservative, the Company has taken the position that the claims to repayment of the Notes are without merit. Mr. Borkowski purportedly on behalf of CRA filed a lawsuit in the Royal Court of Jersey in attempt to enforce the Notes, but on June 18, 2014, the Royal Court of Jersey denied CRA’s claim for a default judgment on the Notes and held the matter over. Subsequently, the entire case was dismissed in favor of GGC. Refer to Note 17 - Legal Proceedings for the dispute related to outstanding amount payable on Convertible Notes and advance payable matters.

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

8. ADVANCES PAYABLE CONSOLIDATED RESOURCES

In addition to the $1,500,000 received under the approved Convertible Notes, as describe in Note 7 above, the Company received additional advances of $394,244 which it is carrying this as a liability, though the Company reserves the right to contest this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  There is no written agreement on these Advances Payable Consolidated Resources and the Company has not accrued any interest on them accordingly. Refer Note 17 - Legal Proceedings and Note 18 - Subsequent Event for the dispute related to outstanding amount payable on convertible note and advance payable.

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

The following table summarizes the changes in Non-Controlling Interest for the year ended December 31, 2016.

Balance, December 31, 2015	$(3,828,559)

Net loss attributable to the non-controlling interest	(871,868)
Foreign currency translation loss	(18,078)
Balance, December 31, 2016	$(4,718,505)

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

For the fiscal years end December 31, 2016 and 2015, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	As of December 31,
	2016	2015

Armenia	$2,519,911	$2,596,427
United States	24,088	27,685
	$2,543,999	$2,624,112

The following summarizes operating losses before provision for income tax:

	Year Ending December 31,
	2016	2015

Armenia	$1,307,201	$2,384,332
United States	1,091,252	1,117,878
	$2,398,453	$3,502,210

11. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of December 31, 2016 and 2015.  As of December 31, 2016 and 2015, the Company had $73,327 and $6,160, respectively, in Armenian bank deposits, which may not be insured. The Company has not experienced any losses in such accounts through December 31, 2016 and as of the date of this filing.

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

The following table illustrates the Company's compensation commitments for the next 5 years as of December 31, 2016.

Year	Amount

2017	$390,000
2018	208,750
2019	-
2020	-
2021	-

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

These shares will be vest to Van Krikorian for the first six month period commencing July 1, 2015 within which he render the services provided herein, he shall become fully vested in one sixth of the total Shares granted hereunder. For the next six month periods thereafter commencing on January 1, 2016 through June 30, 2018, he shall become fully vested in an additional one sixth of the total Shares granted hereunder. Thus, if he complete six, twelve, eighteen, twenty four, thirty and then thirty six months of service as provided hereunder, he shall be vested in 175,000, 350,000, 525,000, 700,000, 875,000, and then 1,050,000 of the Shares granted hereunder, respectively.

These shares will be vested to Jan Dulman for the first six month period commencing August 1, 2015 within which he render the services provided herein, he shall become fully vested in one sixth of the total Shares granted hereunder. For the next six month periods thereafter commencing on February 1, 2016 through July 31, 2018, he shall become fully vested in an additional one sixth of the total Shares granted hereunder. Thus, if he complete six, twelve, eighteen, twenty four, thirty and then thirty six months of service as provided hereunder, he shall be vested in 50,000, 100,000, 150,000, 200,000, 250,000, and then 300,000 of the Shares granted hereunder, respectively.

The restricted stock outstanding and exercisable at December 31, 2016 is as follows:

	Restricted Stock Outstanding		Restricted Stock Vested
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$0.01	1,687,500	$0.01	793,750	$0.01

The Company has recorded an expense of $5,624 and $2,729 for the year ended December 31, 2016 and 2015, relating to the restricted stock award and a further $8,522 will be expensed over the vesting period of the stock which takes place over the three years.

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

On May 31, 2016, the Company through board action agreed to allow the existing stock options plan to terminate to eliminate all stock options.   Current employees and directors still holding valid stock options will receive restricted shares in the amount of 50% of the stock for which they had valid options. Pursuant to the option cancellation, the Company authorized the issuance of 1,277,084 restricted shares of the Company’s Common Stock at $0.01 per share for a total value of $15,325. These shares were issued on December 6, 2016.

The amount of total deferred compensation amortized for the year ended December 31, 2016 and 2015 was $6,874 and $57,917, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of December 31, 2016, these amounts remain unpaid and the Company has accrued interest of $132,411.

As of December 31, 2016 and 2015, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of December 31, 2016 and 2015, one of the Company's Directors, Drury Gallagher, was owed $3,021,187 and $2,193,000, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of December 31, 2016 and 2015, one of the Company's Directors, Nicholas Aynilian, was owed $5,000, from interest free loans which remain unpaid as of the date of this filing.

As of December 31, 2016 and 2015, the Company owes unpaid wages of approximately $1,932,000 and $1,542,000, respectively, to management including approximately $1,009,000 and $784,000, respectively to Mr. Van Krikorian and $739,000 and $574,000, respectively, to Mr. Jan Dulman. The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management. As of December 31, 2016 and 2015, the Company had accrued interest of approximately $442,000 and $327,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the Company had interest free loans due to employees in Armenia of approximately $117,000 and $134,000, respectively.

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

At December 31, 2016, the Company had approximately net deferred tax assets of $20,180,000. The Company has provided a valuation allowance and it is unlikely the Company will benefit from these NOL and thus Management has determined a 100% valuation reserve is required. The valuation reserve increased during 2016 by $959,000 against the full amount of its deferred tax asset.

The following table illustrates the source and status of the Company's major deferred tax assets as of December 31, 2016 and 2015.

	2016	2015

Deferred tax assets:
Net operating loss carryforward	$19,699,000	$18,740,000
Stock option expense	481,000	481,000

Net deferred tax asset	20,180,000	19,221,000
Valuation allowance	(20,180,000)	(19,221,000)

	$-	$-

The provision for income taxes for year ended December 31, 2016 and 2015 differs from the amount computed by applying the statutory federal income tax rate (35%) to income before income taxes as follows:

	2016	2015

Income tax benefit computed at statutory rate	$839,000	$1,226,000
State tax benefit (net of federal)	120,000	175,000
Permanent differences (book stock comp versus tax stock comp)	-	-
Increase in valuation allowance	(959,000)	(1,401,000)

Provision for income taxes	$-	$-

The Company had net operating loss carry forwards for tax purposes of approximately $49,248,000 at December 31, 2016 expiring at various dates from 2017 to 2034. A significant portion of these carry forwards are subject to limitations on annual utilization due to "equity structure shifts" or "owner shifts" involving "5 percent stockholders" (as defined in the Internal Revenue Code of 1986, as amended), which resulted in more than a 50 percent change in ownership.

The Company files federal and state income tax returns subject to statutes of limitations. The years ended December 31, 2016, 2015, 2014, 2013, 2012, and 2011 are subject to examination by federal and state tax authorities. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2016, due to the uncertainty of realizing the deferred income tax assets.

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

The Company operates through its subsidiaries in Armenia, Canada and Chile, the Company’s wholly-owned subsidiaries might be subject to income and other taxes in the jurisdictions in which a subsidiary operates. The Company has not determined, if any income or other taxes are due at the date of this statement, but does not expect the amount, if any, to be material. Significant judgement is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognized liabilities for anticipated tax audit issues based on the Company’s current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

14. COMMON STOCK

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

On May 31, 2016, the Company through board action agreed to allow the existing stock options plan terminate to eliminate all stock options.   Current employees and directors still holding valid stock options will receive restricted shares in the amount of 50% of the stock for which they had valid options. Pursuant to the option cancellation, the Company authorized the issuance of 1,277,084 restricted shares of the Company’s Common Stock at $0.012 per share for a total value of $15,325. These shares were issued on December 6, 2016.

15. WARRANTS AND OPTIONS

On June 15, 2006, the Company's stockholders approved the Global Gold Corporation 2006 Stock Incentive Plan (the "2006 Stock Incentive Plan") under which a maximum of 3,000,000 shares of Common Stock may be issued (subject to adjustment for stock splits, dividends and the like). The 2006 Stock Incentive Plan replaces the Company's Option Plan of 1995 which terminated in June 2005. The Company's 2006 Stock Incentive Plan has a ten - year term and the plan expired on June 15, 2016.

There were no options granted in 2016 and 2015.

The following tables illustrates the Company's stock warrant and option issuances and balances outstanding as of, and during the years ended December 31, 2016 and 2015, respectively.

	WARRANTS		OPTIONS		STOCK AWARDS

	Shares	Weighted	Shares	Weighted	Restricted	Weighted
	Underlying	Average	Underlying	Average	Stock	Average
	Warrants	Exercise Price	Warrants	Exercise Price	Awards	Market Price

Outstanding at December 31, 2014	-	$-	2,954,167	$0.52	11,838,001	$0.50
Granted	-	-	-	-	2,247,500	0.01
Canceled	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2015	-	$-	2,954,167	$0.52	14,085,501	$0.42
Granted	-	-	-	-	1,847,084	0.01
Canceled	-	-	2,954,167	0.52	-	-
Exercised	-	-	-	-	-	-
Sold in units	-	-	-	-	-	-

Outstanding at December 31, 2016	-	$-	-	$-	15,932,585	$0.37

Vested shares and fair value	-	$-	-	$-	15,245,085	$0.39

In the twelve months ended December 31, 2016 and 2015, there were no options exercised.  Pursuant to the decision of the non-interested members of the Board of Directors on October 19, 2010, the Company has amended the outstanding warrant strike price per share from $0.15 to $0.10.  These warrants were part of a capital raise and were never compensatory in nature; no expense was recorded as a result of the modification.  In the twelve months ended December 31, 2016 and 2015, there were no warrants exercised or canceled.  The following is additional information with respect to the Company's options and warrants as of December 31, 2016.

WARRANTS OUTSTANDING				WARRANTS EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Warrants	Life	Price	Warrants	Price

$-	-	N/A	$-	-	$-

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE

	Number of	Weighted		Number of
	Outstanding	Average	Weighted	Exercisable	Weighted
Average	Shares	Remaining	Average	Shares	Average
Exercise	Underlying	Contractual	Exercise	Underlying	Exercise
Price	Options	Life (in years)	Price	Options	Price

$-	-	N/A	$-	-	$-

The intrinsic value of warrants and options exercisable at December 31, 2016 and 2015 was $0.

16. AGREEMENTS AND COMMITMENTS

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

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of December 31, 2016 and 2015.

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

In January 2016 and since, the Company has been engaged with counsel for Linne Mining and Industrial Minerals to disclose the substantiation for amounts drawn under the Debt Facilities Agreement, reconcile evidence of misappropriation of funds by the mine contractor, comply with the Debt Facilities and Operating Agreements, pay the claims Global Gold has made for the breaches of Linne Mining and amicably resolve outstanding disputes without success.  The Company has taken the position that the agreed dispute resolution provisions starting with the 60 day good faith negotiating period commence upon provision of the material to substantiate the claims made by Linne Mining, but that information has not been forthcoming.   The refusal to turn over this required information has also affected our financial reporting in that we lack a basis to have capital and other expenses claimed by Linne Mining for the benefit of the project confirmed.  After the Company presented its position and evidence,  Linne advanced a claim of lost profits of approximately $30.6 million  Linne was contractually obligated to operate the mine and produce at certain levels agreed by the parties.  Linne utterly and admittedly failed to do so then abdicated as the evidence mounted that its former director Janiko Kaplanishvili was misappropriating funds.  We have also learned that from 2013-2015, he spent less than 45 days in the country not all of which were even at the mine site.  We have learned of the deception in attendance to agreed work as well as other fundamental breaches, including using funds drawn for project purposes for personal and other unrelated purposes. The $30.6 million claim is for lost profits based on the mine contractor’s 10% bonus payment which was to be earned from production but the contractor for its own reasons and in violation of the agreement did not produce.  We are disclosing the claim to be transparent, but note that it was only made after the Company pointed out that the contractor failed to perform and owed us for our lost profit and other damages, of which their claim is only 10%.  If the matter is not amicably resolved, the Company will need to resort to legal recourse to extract the information being withheld and the monetary damages.  The contractor has totally left the mine site and the Company has full control, although we have maintained the contractor remains responsible under the contract. Linne Mining has filed a claim to be registered as a creditor towards Mego Gold to both of these bankruptcy in the amount of 39 million USD for damages and lost profit. Mego Gold has responded and appealed these claims, as Linne's claim is entirely groundless, violates the law of Republic of Armenia, Convention of the Recognition and Enforcement of Foreign Arbitral Awards as well as the Operating Agreement signed between Mego and Linne on 05.07.2013, on the ground of which Linne claims 39 million USD. This case is still under process and Mego Gold anticipates Linne's claim to be rejected entirely.  In 2016 Interkapal filed a claim against Mego Gold and Linne Mining cooperatively, to pay the remaining amount of approximately 41,380,000 AMD (not including state fees and penalties over 800,000 AMD) under the construction agreement signed between the parties. The court of first instance of Kentron and Nork-Marash administrative regions of Yerevan city, RA, satisfied Interkapal's claim, thus obligating Mego and Linne jointly to pay the amount. Mego and Linne both appealed the verdict of the court of first instance and the Appellate court of RA rejected Mego's claim and satisfied Linne's claim, thus making Mego the only party obligated to pay 41,380,000 AMD to Interkapal. Mego appealed the ruling of the appellate court to the Cassation court of RA, which rejected the appeal. The ruling of the Cassation court is final but the matter also falls within the disputes between the Company and Linne which was responsible for Interkapal and the Company is pursuing that claim.

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

As of December 31, 2016 and as of the date of this Report, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016:

Year ending December 31:
2017	$79,538
2018	81,924
2019	84,381
2020	94,172
2021	-
Total	$340,015

17. LEGAL PROCEEDINGS

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

On September 13, 2016, the United Kingdom “Judicial Committee of the Privy Council” (“JCPC”) issued an order and opinion finally dismissing the action which Joseph Borkowski filed and pursued purportedly on behalf of CRA in Island of Jersey against GGCRL, the Company, and Van Krikorian. (JCPC #2015/0075). The JCPC dismissed the Borkowski/CRA action with prejudice and, like the lower courts, granted the Company and Mr. Krikorian their costs and legal fees. This fully terminates the Jersey litigation in favor of the Company and Mr. Krikorian except for the calculation and collection of costs and legal fees.

The Company reengaged in settlement discussions to resolve disputes with the beneficial owner of CRA, Caralapati (Prem) Premraj and Jeffrey Marvin, who signed all of the relevant contracts with the Company on behalf of CRA.

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

The Company is actively pursuing worldwide enforcement of the monetary award and injunctive relief granted as well as payment on the Intacta/Contender guaranty. See Note 18 - Subsequent Events.

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

Marjan Related

Effective September 7, 2016, the Company through its Marjan Mining Company subsidiary and the Armenian Government through its Ministry of Energy and Natural Resources concluded amendments to the Marjan mining agreement which among other things provides that the Company: (1) has 3 years from September 1, 2016 to build the approved tailings dam and plan; (2) has 3.4 years following the completion of the tailings dam and plant to mine 160,000 tonnes of ore from the Marjan mine, pursuant to the approved minng plan; (3) has 12 months to prepare and file for a report for recalculation of findings based on exploration results; and (4) has 12 months following the approval by the State Committee on Natural Resources’ approval (which must be issued within 12 months of the Company’s recalculation) to prepare and file an updated mining plan, all as more particularly described in Exhibit 10.78. Any delays the government takes shall extend the relevant terms. This amendment also resolves the overlapping license issue caused by Caldera Resources and its Biomine subsidiary which was determined in the Company’s favor by the New York ICDR arbitral award. Please see our “Cautionary Note to U.S. Investors” on our website and Form 10-K with regard to the SEC and other standards for the term “reserve.”

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

Armenian Tax Authority Related

On January 12, 2012, the Armenian Court of Cassation confirmed prior trial and appellate court rulings rejecting a proposed tax assessment against the Company’s Mego-Gold subsidiary by the Armenian State Revenue Agency related to an incorrect claim concerning gold production at Toukhmanuk as well as incorrect applications of relevant law.  Subsequently, the State Revenue agency has continued investigations and intimated that it is investigating and may make further claims against the Company based on the same matters previously adjudicated in the Company’s favor as well as based on claims initiated and related to Caldera Resources and its agents during and after legal proceedings in which the Company prevailed against Caldera.   Independent legal counsel has been engaged on these matters, and the Company considers that it has no liabilities in connection with allegations noted to date.  The Company has alerted Armenian authorities to the evidence of corruption in connection with the purported investigation and the role of Caldera and its agents.   As a part of operating in the country, the Company regularly has to deal with tax claims by authorities, none of which rise to the level of materiality. The litigation is still in progress. The Company also learned that Mr. Borkowski purportedly of CRA met with Armenian tax officials in attempt to gain leverage for his claims against the Company, with no tax consequence to the Company as well as exoneration for the false claims. On March 16, 2016, the State Revenue Committee of Armenia reduced its tax claim against GGH from over 200 million AMD to approximately 23 million AMD.

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $540,000 including the Interkapal matter described above.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not ground in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of December 31, 2016 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

18. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events” the Company evaluated subsequent events after the balance sheet date of December 31, 2016 through the date of this filing.

On January 28, 2017, the Company served a demand notice on Signature Gold Limited in connection with its role in misappropriating the Getik property. Signature Gold acknowledged receipt of the notice. On February 2, 2017, Signature Gold announced plans to merge into Stratmin Gold Resources, an AIM listed company in which Mr. Caralapati Premraj’s Consolidated Resources is listed as the biggest shareholder, his son David Premraj as well as Jeffrey Marvin served on the board, and shares the same CEO, Brett Boynton with Signature Gold. On February 6, 2017, the Company delivered formal notice that the claim against Signature Gold would transfer to Stratmin upon the merger. The Signature Gold Stratmin Global Resources merger has not closed, and the Company is preparing its legal options accordingly.

On February 20, 2017, the bankruptcy court rejected a bankruptcy petition against Marjan Mining Company based on liabilities related to Caldera was rejected by a court of first instance in Armenia, recognizing the validity of the international arbitral award in the Company’s favor for $577,174 in Armenia related liabilities.

On April 3, 2017, the Swedish government in Stockholm indicted Fredrik Rodger in connection with the Contender Kapital (subsequently Intacta Kapital) $1 million guaranty of Amarant/Alluvia’s obligations to Global Gold Corporation.

On April 5, 2017, Amarant provided a public update that it had commenced production at one of the properties restricted by the 2014 international arbitral award in the Company’s favor and has raised capital in Sweden.

On April 28, 2017, the Company authorized as directors’ fees to each of the five directors 50,000 restricted shares (totaling 250,000 restricted shares) of the Company’s Common Stock. Mr. Hague is not accepting director compensation for 2017; those shares will be donated to a charity designated by directors other than Mr. Hague. The Company also authorizes 280,000 restricted shares of the Company’s Common Stock to employees of the Corporation’s subsidiaries in Armenia. These shares, totaling 530,000 shares, have not yet been issued.