Form 10-Q
period 2017-03-31
GLOBAL GOLD CORP
filed 2017-06-14
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes  ☐      No ☒

As of June 12, 2017, there were 92,507,559 shares of the issuer's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$54,164	$78,410
Inventories	579,592	577,686
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570	-	-
Other current assets	28,634	35,545
TOTAL CURRENT ASSETS	754,972	784,223

DEPOSITS ON CONTRACTS AND EQUIPMENT	488,339	446,525
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $3,110,336 and $2,994,757, respectively	1,322,550	1,313,251

TOTAL ASSETS	$2,565,861	$2,543,999

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,636,075	$7,300,792
Wages payable	2,918,167	2,768,359
Employee loans	118,088	116,810
Advance from customer	87,020	87,020
Current portion of mine owners debt facilities	4,104,577	4,104,577
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	3,592,814	3,530,314
TOTAL CURRENT LIABILITIES	20,350,985	19,802,116

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 91,977,559 shares issued and outstanding at March 31, 2017 and December 31, 2016	91,978	91,978
Additional paid-in-capital	45,006,171	45,004,765
Accumulated deficit	(59,459,753)	(59,044,944)
Accumulated other comprehensive income	1,458,594	1,408,589

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(12,903,010)	(12,539,612)

NONCONTROLLING INTEREST	(4,882,114)	(4,718,505)

TOTAL DEFICIT	(17,785,124)	(17,258,117)

TOTAL LIABILITIES AND DEFICIT	$2,565,861	$2,543,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016

OPERATING EXPENSES:
General and administrative	$400,352	$261,162
Amortization and depreciation	16,237	26,619

Total Operating Expenses	416,589	287,781

Operating Loss	(416,589)	(287,781)

OTHER EXPENSES:
Interest expense	209,873	155,147

Total Other Expenses	209,873	155,147

Net Loss	(626,462)	(442,928)

Less: Net loss applicable to noncontrolling interest	(211,653)	(166,288)
Net loss applicable to Global Gold Corporation Common Shareholders	(414,809)	(276,640)

Foreign currency translation adjustment	98,047	(62,356)

Comprehensive Net Loss	(316,762)	(338,996)
Less: Comprehensive net (income) loss applicable to noncontrolling interest	(48,044)	30,555
Comprehensive Net Loss applicable to Global Gold - Corporation Common Shareholders	$(364,806)	$(308,441)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	91,977,559	90,130,475

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES:
Net loss	$(626,462)	$(442,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	1,406	2,031
Depreciation expense	16,237	26,619
Expenses incurred by notes payable to Directors	-	5,687
Changes in operating assets and liabilities:
Other current and non current assets	(36,809)	9,435
Accounts payable and accrued expenses	159,341	49,603
Accrued interest	177,220	153,160
Wages payable	149,808	146,897

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(159,259)	(49,496)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Proceeds from note payable to Directors	62,500	135,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	62,500	135,000

EFFECT OF EXCHANGE RATE ON CASH	72,513	(66,174)

NET (DECREASE) INCREASE IN CASH	(24,246)	19,330

CASH AND CASH EQUIVALENTS - beginning of period	78,410	12,494

CASH AND CASH EQUIVALENTS - end of period	$54,164	$31,824

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$-	$-

Noncash Investing and Financing Transactions:	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2017

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

BASIS OF ACCOUNTING:

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2016 annual report on Form 10-K. The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2017. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2017 and 2106, the Company has incurred net losses of $626,462 and $442,928, respectively. The Company has working capital deficit (current liabilities exceed current assets) of approximately $19,596,000 and stock holder deficit of approximately $12,903,000 as of March 31, 2017.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at March 31, 2017 and 2016 and for the periods then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

On December 21, 2003, GGM acquired 100% of the Armenian limited liability company SHA, LLC (renamed Global Gold Hankavan, LLC ("GGH") as of July 21, 2006), which held the license to the Hankavan and Marjan properties in Armenia.  On December 18, 2009, the Company entered into an agreement with Caldera Resources Inc. (“Caldera”) outlining the terms of a joint venture on the Company’s Marjan property in Armenia (“Marjan JV”).  On March 12, 2010, GGH transferred the rights, title and interest for the Marjan property to Marjan Mining Company LLC, a limited liability company incorporated under the laws of the Republic of Armenia (“Marjan RA”) which is a wholly owned subsidiary of GGM.   On October 7, 2010, the Company terminated the Marjan JV.  The Armenian Court of Cassation in a final, non-appealable decision, issued and effective February 8, 2012, ruled that the registration and assumption of control by Caldera through unilateral charter changes of the Marjan Mine and Marjan RA were illegal and that 100% ownership rests fully with GGM.  On March 29, 2012, Justice Herman Cahn, who was appointed by United States District Court Judge Hellerstein as the sole arbitrator in an American Arbitration Association arbitration between the Company and Caldera, ruled in the Company’s favor on the issue of the JV’s termination ordering that the Marjan property be 100% owned by the Company effective April 29, 2012.  Judge Karas of the United States Federal District Court confirmed Judge Cahn’s decision.  On November 10, 2014, a Final Award in the Company’s favor ruled that Caldera had no interest whatsoever in Marjan RA or the Marjan Property. See Note 14 - Legal Proceedings for more information on the Marjan JV.

On August 1, 2005, GGM acquired 51% of the Armenian limited liability company Mego-Gold, LLC ("Mego"), which is the licensee for the Toukhmanuk mining property and seven surrounding exploration sites.  On August 2, 2006, GGM acquired the remaining 49% interest of Mego-Gold, LLC, leaving GGM as the owner of 100% of Mego-Gold, LLC.  See Note 13 – Agreements and Commitments for more information on Mego-Gold, LLC.

On January 31, 2006, GGM closed a transaction to acquire 80% of the Armenian company, Athelea Investments, CJSC (renamed "Getik Mining Company, LLC") and its approximately 27 square kilometer Getik gold/uranium exploration license area in the northeast Geghargunik province of Armenia.  As of May 30, 2007, GGM acquired the remaining 20% interest in Getik Mining Company, LLC, leaving GGM as the owner of 100% of Getik Mining Company, LLC.  See Note 13 – Agreements and Commitments for more information on Getik Mining Company, LLC.

On January 5, 2007, the Company formed Global Gold Uranium, LLC ("Global Gold Uranium"), as a wholly owned subsidiary, in the State of Delaware, to operate the Company's uranium exploration activities in Canada.

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  On December 1, 2016, the Viscounts Department of the Island of Jersey arrested all of the Consolidated Resources Armenia (“CRA”) shares in GGCRL in favor of the Company pursuant to a Royal Court judgement in the Company’s favor. See Note 13 - Agreements and Commitments for more information on Consolidated Resources agreements.

On November 8, 2011, GGCR Mining, LLC (“GGCR Mining”) was formed in Delaware as a 100%, wholly owned, subsidiary of GGCRL. On September 26, 2012, the Company conditionally transferred 100% of the shares of Mego and Getik Mining Company, LLC to GGCR Mining. See Note 13 - Agreements and Commitments.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of March 31, 2017 and December 31, 2016.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of March 31, 2017 and December 31, 2016, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	116,681	114,775
Total Inventories	$579,592	$577,686

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

Deposits on Contracts and Equipment - The Company made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment. The Company carried Deposits on contracts and equipment as of March 31, 2017 and December 31, 2016 was $488,339, and $446,525, respectively.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.  The total number of options that are exercisable at March 31, 2017 was none and March 31, 2016 was 2,954,167. There were no warrants outstanding at March 31, 2017 and 2016.

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

For the three months ended March 31, 2017 and 2016, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $1,406 and $2,031, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the three months ended March 31, 2017 and 2016.

	Three Months Ending March 31,
	2017	2016

Net loss applicable to Global Gold Corporation Shareholders	$(414,809)	$(276,640)
Foreign currency translation adjustment	$98,047	$(62,356)
Comprehensive loss	$(316,762)	$(338,996)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the unaudited condensed consolidated financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of March 31, 2017 and 2016, the exchange rate for the Armenian Dram (AMD) was 467 AMD and 481 AMD for $1.00 U.S.

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

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of March 31, 2017 and December 31, 2016.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016

Plant	$569,420	$569,420
Construction in process	972,985	972,985
Machinery and equipment	2,589,772	2,464,894
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$4,432,886	$4,308,008
Less: accumulated depreciation	(3,110,336)	(2,994,757)
Property, plant and equipment, net	$1,322,550	$1,313,251

The Company had depreciation expense for the three months ended March 31, 2017 and 2016 of $16,237 and $26,619, respectively.

The Company has requested but not received substantiation from Linne Mining for advances and amounts drawn down on the Mine Operator's Debt Facility. Equipment and assets for which title has transferred to the Company, and have been received by the Company are recorded as the Company's property, plant and equipment. Construction in process includes the Company's assets which are not yet completed and placed in service, such as the new plant at the Toukhmanuk property in Armenia (Pictures of construction progress are available on the Company’s website).

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

As of March 31, 2017 and December 31, 2016, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 as of March 31, 2017 and December 31, 2016, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of March 31, 2017 and June 10, 2017, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 13 - Agreements and Commitments paragraph Conventus/Amarant Agreement.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2017 and December 31, 2016, the accounts payable and accrued expenses consisted of the following:

	March 31,	December 31,
	2017	2016

Drilling work payable	$149,748	$144,542
Accounts payable	4,740,728	4,601,938
Interest payable	2,745,599	2,554,312
Total accounts payable and accrued expenses	$7,636,075	$7,300,792

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. GGCRL and GGC have signed as Guarantors on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator has procured a plant for expansion and reportedly began to restart production. Pictures of plant construction progress are on the Company’s website. While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred, and Linne has asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company is carrying this as a liability, though the Company reserves the right to contest this liability pending substantiation concerns and offsetting amounts caused by damage and non performance by Linne, as well as other reasons.  The balance due on the debt facilities as of March 31, 2017 and December 31, 2016 was $4,104,577. As of March 31, 2017 and December 31, 2016, the Company has accrued interest of $1,708,160 and $1,566,444, respectively, on this debt facility based on calculations from Linne which the Company does not agree with or have support for. Refer to Note 13 – Agreements and Commitments.

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

The following table summarizes the changes in Non-Controlling Interest for the three months ended March 31, 2017.

Balance, December 31, 2016	$(4,718,505)

Net loss attributable to the non-controlling interest	(211,653)
Foreign currency translation gain	48,044
Balance, March 31, 2017	$(4,882,114)

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

For the three months ending March 31, 2017 and 2016, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	March 31,	December 31,
	2017	2016

Armenia	$2,546,001	$2,519,911
United States	19,860	24,088
	$2,565,861	$2,543,999

The following summarizes operating losses before provision for income tax:

Net Loss table:
	March 31, 2017	March 31, 2016
Armenia	$334,647	$222,181
United States	291,815	220,747
	$626,462	$442,928

11. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2017 and December 31, 2016.  As of March 31, 2017 and December 31, 2016, the Company had $52,722 and $73,327, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2017 and as of the date of this filing.

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

The following table illustrates the Company's compensation commitments for the next 5 years as of March 31, 2017.

Year	Amount

2017 – remaining period	$292,500
2018	208,750
2019	-
2020	-
2021	-

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

The restricted stock outstanding and exercisable at March 31, 2017 is as follows:

	Restricted Stock Outstanding		Restricted Stock Vested
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$0.01	1,687,500	$0.01	843,750	$0.01

The Company has recorded an expense of $1,406 and $2,031 for the three months ended March 31, 2017 and 2016, relating to the restricted stock award and a further $7,116 will be expensed over the vesting period of the stock which takes place over the remaining two years.

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

The amount of total deferred compensation amortized for the three months ended March 31, 2017 and 2016 was $1,406 and $2,031, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of March 31, 2017, these amounts remain unpaid and the Company has accrued interest of $143,507.

As of March 31, 2017 and December 31, 2016, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of March 31, 2017 and December 31, 2016, one of the Company's Directors, Drury Gallagher, was owed $3,083,687 and $3,021,187, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of March 31, 2017 and December 31, 2016, one of the Company's Directors, Nicholas Aynilian, was owed $5,000 from interest free loans which remain unpaid as of the date of this filing.

As of March 31, 2017 and December 31, 2016, the Company owes unpaid wages of approximately $2,029,000 and $1,932,000, respectively, to management including approximately $1,065,000 and $1,009,000, respectively to Mr. Van Krikorian and $789,000 and $739,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of March 31, 2017 and December 31, 2016, the Company had accrued interest of approximately $474,000 and $442,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of March 31, 2017 and December 31, 2016.

As of March 31, 2017 and December 31, 2016, the Company had interest free loans due to employees in Armenia of approximately $118,000 and $117,000, respectively.

13. AGREEMENTS AND COMMITMENTS

Industrial Minerals/Linne/Jacero Agreements

March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of March 31, 2017 and December 31, 2016.

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

In January 2016 and since, the Company has been engaged with counsel and principals for Linne Mining and Industrial Minerals to disclose the substantiation for amounts drawn under the Debt Facilities Agreement, reconcile evidence of misappropriation of funds by the mine contractor, comply with the Debt Facilities and Operating Agreements, pay the claims Global Gold has made for the breaches of Linne Mining and amicably resolve outstanding disputes without success.  The Company has taken the position that the agreed dispute resolution provisions starting with the 60 day good faith negotiating period commence upon provision of the material to substantiate the claims made by Linne Mining, but that information has not been forthcoming.   The refusal to turn over this required information has also affected our financial reporting in that we lack a basis to have capital and other expenses claimed by Linne Mining for the benefit of the project confirmed.  After the Company presented its position and evidence, Linne advanced a claim of lost profits of approximately $30.6 million  Linne was contractually obligated to operate the mine and produce at certain levels agreed by the parties.  Linne utterly and admittedly failed to do so then abdicated as the evidence mounted that its former director Janiko Kaplanishvili was misappropriating funds.  We have also learned that from 2013-2015, he spent less than 45 days in the country not all of which were even at the mine site.  We have learned of the deception in attendance to agreed work as well as other fundamental breaches, including using funds drawn for project purposes for personal and other unrelated purposes. The $30.6 million claim is for lost profits based on the mine contractor’s 10% bonus payment which was to be earned from production but the contractor for its own reasons and in violation of the agreement did not produce.  We are disclosing the claim to be transparent, but note that it was only made after the Company pointed out that the contractor failed to perform and owed us for our lost profit and other damages, of which their claim is only 10%.  If the matter is not amicably resolved, the Company will need to resort to legal recourse to extract the information being withheld and the monetary damages.  The contractor has totally left the mine site and the Company has full control, although we have maintained the contractor remains responsible under the contract. Linne Mining has filed a claim to be registered as a creditor towards Mego Gold to both of these bankruptcy in the amount of 39 million USD for damages and lost profit. Mego Gold has responded and appealed these claims, as Linne's claim is entirely groundless, violates the law of Republic of Armenia, Convention of the Recognition and Enforcement of Foreign Arbitral Awards as well as the Operating Agreement signed between Mego and Linne on 05.07.2013, on the ground of which Linne claims 39 million USD. This case is still under process and Mego Gold anticipates Linne's claim to be rejected entirely.  In 2016 Interkapal filed a claim against Mego Gold and Linne Mining cooperatively, to pay the remaining amount of approximately 41,380,000 AMD (not including state fees and penalties over 800,000 AMD) under the construction agreement signed between the parties. The court of first instance of Kentron and Nork-Marash administrative regions of Yerevan city, RA, satisfied Interkapal's claim, thus obligating Mego and Linne jointly to pay the amount. Mego and Linne both appealed the verdict of the court of first instance and the Appellate court of RA rejected Mego's claim and satisfied Linne's claim, thus making Mego the only party obligated to pay 41,380,000 AMD to Interkapal. Mego appealed the ruling of the appellate court to the Cassation court of RA, which rejected the appeal. The ruling of the Cassation court is final but the matter also falls within the disputes between the Company and Linne which was responsible for Interkapal and the Company is pursuing that claim.

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

As of March 31, 2017 and as of the date of this Report, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

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

See the Company’s 2016 Form 10-K for the historical background of the agreements related to the terminated Marjan JV and Caldera Resources.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2017:

Year ending December 31:
2017 – remaining period	$59,605
2018	81,924
2019	84,381
2020	94,172
2021 and thereafter	-
Total	$320,082

14. LEGAL PROCEEDINGS

CRA Related

On January 6, 2014, the Company received notice from Mr. Borkowski that the amount due to CRA in accordance with the Notes was $2,197,453 plus interest of $1,403,652 at 15% (updated interest amount as of December 31, 2015 per Mr. Borkowski correspondence) neither of which the Company believes is valid and is only carrying the $1,500,000 in Notes plus the $394,244 of Advances payable plus accrued interest of approximately $197,000 as of December 31, 2015.   The January 6, 2014 notice from Mr. Borkowski acknowledges that amounts above $1,500,000 are “uncertificated.” No Company approval or adequate substantiation for crediting the difference of $1,894,244 and $2,197,453 as amount due under the Convertible Notes or as Advances has been provided. The Company and GGC have also raised fraud issues with CR which have not been resolved; if unresolved, the fraud issues would vitiate CR’s rights and create liabilities. A draft audit report was prepared, but both CRA and its director Mr. Premraj each failed to attend two shareholder and board meetings to consider the draft report. The February 27, 2014 shareholder and board meetings were adjourned in accordance with the Articles and when the shareholder meeting reconvened on March 7, 2014 the Company voted its majority shares to approve the draft audit report. On March 10, 2014, Mr. Borkowski purportedly on behalf of CRA received an “Order of Justice” and injunction from the Royal Court of Jersey against GGCRL, the Executive Chairman of GGCRL and the Company enjoining it from certain activities. The order was applied for and received on an ex parte basis without giving any of the defendants notice or opportunity to be heard and based on incomplete and fraudulent representations. Neither Mr. Premraj who was consistently represented as the owner of CRA or Mr. Marvin who signed every agreement on behalf of CRA submitted a sworn statement in support of CRA or Mr. Borkowski so there are additional concerns about fraud and misrepresentation as well as counterparty risk. GGCRL matters are subject to a broad arbitration agreement, and the Company has triggered the dispute resolution provisions of the 2011 JVA as well as subsequent arbitration agreements, and the arbitration agreement has been upheld by the Jersey courts. The Jersey legal action is considered to be a bad faith tactic, not based in law or fact, and designed only to extract extra legal advantages against the Company. On April 2, 2014, the aspects of the ex parte injunction affecting operations were lifted. The Company is still considering its legal options with respect to CRA as well as the individuals who have misled the Company, frustrated the GGCRL joint venture as well as the November 2013 merger agreement with Signature, and breached the relevant agreements. The Company is also aware that Mr. Borkowski has attempted to buy the Mego Gold ABB loan from the ABB bank (since repaid in full), has materially interfered in the Company’s contractual and business affairs and has been working with Mr. Mavridis and Caldera Resources in issuing defamatory material on the internet and elsewhere against the Company and its principals. The Company has also received registry documents showing that in 2012 Mr. Borkowski established a company with Caldera's representative to Armenia named the "Aparan Mining Company." The Company has also received additional information on Mr. Borkowski’s activities relative to damaging the Company and attempting to misappropriate its assets in Armenia. The Company engaged in litigation in Armenia concerning the Getik license and a competing claim to that license advanced by a company affiliated with Mr. Borkowski’s attorney, “Mining Solutions, LLC.”

In the Jersey legal action, Mr. Borkowski attempted to obtain judgment on the Convertible Notes claim for CRA, but the court denied that attempt and held the issue over in a judgment dated June 18, 2014; the court awarded the Company its costs in defending the attempt by Mr. Borkowski purportedly on behalf of CRA.

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $165,000 has already been awarded to the Company against CRA (but not paid) with applications for additional amounts based on the Court of Appeals award available.

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

On September 13, 2016, the United Kingdom “Judicial Committee of the Privy Council” (“JCPC”) issued an order and opinion dismissing the action which Joseph Borkowski filed and pursued purportedly on behalf of CRA in Island of Jersey against GGCRL, the Company, and Van Krikorian.  (JCPC # 2015/0075).  The JCPC dismissed the Borkowski/CRA action with prejudice and like the lower courts granted the Company and Mr. Krikorian their costs and legal fees.  This terminates the Jersey litigation in favor of the Company and Mr. Krikorian in favor of the New York Dispute Resolution agreement which CRA has advised the court it is not pursuing except for the calculation and collection of costs and legal fees.

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

The Company is actively pursuing worldwide enforcement of the monetary award and injunctive relief granted as well as payment on the Intacta/Contender guaranty. Intacta has entered bankruptcy proceedings in Sweden, and the Company is a creditor. See Subsequent Events.

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

The Company has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  The Company is also taking legal action to protect its rights in an adjacent territory identified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $540,000 including the Interkapal matter described above.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not ground in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of March 31, 2017 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of March 31, 2017 through the date of the unaudited condensed consolidated financial statements were available to be issued.

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

On May 15, 2017, Johan Ulander, Chairman of Amarant Mining, was arrested in Sweden on charges of fraud.

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

These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the three months ended March 31, 2017.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

During the three month period ended March 31, 2017 and 2016, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, the status and funding of the Consolidated Resources joint venture, and Linne Mining’s performance issues.  While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred.

During the three month period ended March 31, 2017, the Company's administrative and other expenses were $400,352 which represented an increase of $139,190 from $261,162 in the same period last year. The expense increase was primarily attributable to increased accounting fees of $80,000.

During the three month period ended March 31, 2017 and 2016, the Company did not have any mine exploration costs.

During the three month period ended March 31, 2017, the Company's amortization and depreciation expenses were $16,237 which represented a decrease of $10,382 from $26,619 in the same period last year. The expense decrease was attributable to a decrease depreciation expense of $10,382.

During the three month period ended March 31, 2017, the Company had interest expense of $209,873 which represented an increase of $54,726 from $155,147 in the same period last year.  The expense increase was primarily attributable to an increase of $49,195 on mine owners debt facilities, and an increase of interest expense of $6,052 on wages payable.

Current liabilities increased by $548,869 as of March 31, 2017 due to increases in accounts payable of $335,283, wages payable of $149,808, employee loans of $1,278 and note payable to director of $62,500.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of March 31, 2017 the Company's total assets were $2,565,861, of which $54,164 consisted of cash or cash equivalents. The Company’s current assets were approximately $755,000, current liabilities were approximately $20,351,000, and had working capital deficit (current liabilities exceed current assets) of approximately $19,596,000. The Company did not have any long term debt as of March 31, 2017.

The Company's expected plan of operation for the calendar year 2017 is:

(a) To complete the construction of the new plant (pictures are available on the Company’s website) and to implement the mining plan and to recommence operating expanded mining operations at Toukhmanuk in accordance with the approved plan (approximate cost of $3,250,000), as well as to continue to explore this property to confirm and develop historical reports (approximate cost of $2,300,000), either through Linne’s performance, a new mine contractor, or the Company’s re-assuming operations;

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

On July 5, 2013, the Company concluded a fifteen year operating agreement with Linne Mining, LLC (“Linne”) as the operator along with an $8,800,000 debt facilities agreement to fund future production at Toukhmanuk. On June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) for the Toukhmanuk property to which the Company was entitled and was a prerequisite to processing ore. Equipment for the plant upgrades has been delivered to the mine site for assembly and operation. In light of Linne Mining’s request to be relieved of its responsibilities and other acts and omissions, it is not expected that the new tailings dam (approximate cost of $1,000,000), and the design and construction of a new upgraded plant (approximate cost of $3,000,000). The Company is exploring options and companies to help get the plant completed and operational for production in 2017.

In 2016, the Company stopped working at the Getik property in Armenia because of legal issues connected to the competing license and CRA/Signature Gold.

The Company may engage in research and development related to exploration and processing during 2017, and may purchase additional equipment and mining assets to expand production.

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

Net Cash Used in Operating Activities

During the three months ended March 31, 2017 cash used in operating activities increased by $109,763 to $159,259 compared to $49,496 for the three months ended March 31, 2016, primarily due to an increase in net loss of $183,534, a decrease in amortization and depreciation expense of $10,382, a decrease in stock compensation expense of $625, a decrease in expenses incurred by note payable to Directors of $5,687 and an increase in other current and non-current assets of $46,244, offset by an increase in accounts payable and accrued expenses of $109,737, an increase in increase in accrued interest of $24,060, and an increase in wages payable of $2,912.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2017 and 2016.

Net Cash Provided by Financing Activities

During the three months ended March 31, 2017 cash provided by financing activities decreased by $72,500 to $62,500 compared to $135,000 for the three months ended March 31, 2016, primarily due to a decrease in the proceeds from notes payable to Directors of $72,500.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates from the information provided in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $462,911 as of March 31, 2017 and December 31, 2016 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of March 31, 2017 and December 31, 2016.  As of March 31, 2017 and December 31, 2016, the Company had approximately $52,700 and $73,300, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through March 31, 2017 and as of the date of this filing.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of March 31, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. Approximately $165,000 has already been awarded to the Company against CRA (but not paid) with applications for additional amounts based on the Court of Appeals award available.

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

On September 13, 2016, the United Kingdom “Judicial Committee of the Privy Council” (“JCPC”) issued an order and opinion dismissing the action which Joseph Borkowski filed and pursued purportedly on behalf of CRA in Island of Jersey against GGCRL, the Company, and Van Krikorian.  (JCPC # 2015/0075).  The JCPC dismissed the Borkowski/CRA action with prejudice and like the lower courts granted the Company and Mr. Krikorian their costs and legal fees.  This terminates the Jersey litigation in favor of the Company and Mr. Krikorian, as stated, except for the calculation and collection of costs and legal fees.

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

The Company is actively pursuing worldwide enforcement of the monetary award and injunctive relief granted as well as payment on the Intacta/Contender guaranty. Intacta has entered bankruptcy proceedings in Sweden, and the Company is a creditor. See Subsequent Events.

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

The Company has reestablished control of Marjan Mining Company which is the license holder of the Marjan property.  A new mining license, valid until April 22, 2033, has been issued to the Company.  The Company's control has not been established over certain property, records, financial and tax information, or other assets maintained by Caldera such as warehouse and drill core as Caldera has failed to turn over such property despite being ordered to do so.  The Company is proceeding with plans to mine in compliance with the mining license, and implement additional exploration to the best of its ability.  The Company is also taking legal action to protect its rights in an adjacent territory identified as “Marjan West” for which Caldera has publicly claimed to have a license but according to public, on-line government records, the company holding the license is 100% owned by another person.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $540,000 including the Interkapal matter described above.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Local counsel has advised that this effort is not ground in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. An initial bankruptcy finding against GGM in 2015 was overturned in 2016. Contrary to its obligation to arbitrate any disputes, Linne Mining has joined the bankruptcy case against Mego Gold to also seek leverage against the Company. Armenian Courts have respected the Untited Nations New Convention on Arbitration which mandates referral to arbitration, and the Company expects the Armenian courts to mandate such referral. The Company has also made clear that its claims against Linne Mining including for admitted non-performance substantially exceed Linne Mining’s claims. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of March 31, 2017 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of March 31, 2017 and as of December 31, 2016; Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016, and Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and the Exhibits which are listed on the Exhibit Index

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

GLOBAL GOLD CORPORATION

Date: June 14, 2017	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)