Form 10-Q
period 2017-06-30
GLOBAL GOLD CORP
filed 2017-11-01
CIK 319671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of October 27, 2017, there were 93,007,559 shares of the issuer's Common Stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$40,591	$78,410
Inventories	580,779	577,686
Tax refunds receivable	92,582	92,582
Receivable from sale, net of impairment of $16,868,570	-	-
Other current assets	36,863	35,545
TOTAL CURRENT ASSETS	750,815	784,223

DEPOSITS ON CONTRACTS AND EQUIPMENT	483,712	446,525
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $3,149,762 and $2,994,757, respectively	1,318,669	1,313,251

TOTAL ASSETS	$2,553,196	$2,543,999

LIABILITIES AND DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,930,296	$7,300,792
Wages payable	3,072,989	2,768,359
Employee loans	113,083	116,810
Advance from customer	87,020	87,020
Current portion of mine owners debt facilities	4,104,577	4,104,577
Convertible note payable	1,500,000	1,500,000
Advances payable Consolidated Resources - related party	394,244	394,244
Current portion of note payable to Directors	3714,814	3,530,314
TOTAL CURRENT LIABILITIES	20,917,023	19,802,116

Commitments and contingencies	-	-

DEFICIT:
GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT:
Common stock $0.001 par, 100,000,000 shares authorized; 93,007,559 and 91,977,559 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	93,008	91,978
Additional paid-in-capital	45,023,417	45,004,765
Accumulated deficit	(59,814,575)	(59,044,944)
Accumulated other comprehensive income	1,437,110	1,408,589

TOTAL GLOBAL GOLD CORPORATION STOCKHOLDERS' DEFICIT	(13,261,040)	(12,539,612)

NONCONTROLLING INTEREST	(5,102,787)	(4,718,505)

TOTAL DEFICIT	(18,363,827)	(17,258,117)

TOTAL LIABILITIES AND DEFICIT	$2,553,196	$2,543,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING EXPENSES:
General and administrative	$330,557	$402,976	$730,909	$664,138
Amortization and depreciation	10,977	27,081	27,214	53,700

TOTAL OPERATING EXPENSES	341,534	430,057	758,123	717,838

Operating Loss	(341,534)	(430,057)	(758,123)	(717,838)

OTHER EXPENSES:
Interest expense	213,319	156,569	423,192	311,716

Total Other Expenses	213,319	156,569	423,192	311,716

Net Loss	(554,853)	(586,626)	(1,181,315)	(1,029,554)

Less: Net loss applicable to noncontrolling interest	(200,031)	(171,777)	(411,684)	(338,065)
Net loss applicable to Global Gold Corporation Common Shareholders	(354,822)	(414,849)	(769,631)	(691,489)

Foreign currency translation adjustment	(42,124)	124,497	55,923	62,141

Comprehensive Net Loss	(396,946)	(290,352)	(713,708)	(629,348)
Less: Comprehensive net loss (gain) applicable to noncontrolling interest	20,642	(61,004)	(27,402)	(30,449)
Comprehensive Net Loss applicable to Global Gold Corporation Common Shareholders	$(376,304)	$(351,356)	$(741,110)	$(659,797)

NET LOSS PER SHARE APPLICABLE TO GLOBAL GOLD CORPORATION COMMON SHAREHOLDERS - BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	92,421,405	90,971,162	92,200,708	90,779,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	June 30, 2017	June 30, 2016
OPERATING ACTIVITIES:
Net loss	$(1,181,315)	$(1,029,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of unearned compensation	2,812	4,062
Depreciation expense	27,214	53,700
Stock based compensation	10,070	26,725
Expenses incurred by notes payable to Directors	-	5,687
Changes in operating assets and liabilities:
Other current and non current assets	(34,798)	18,754
Accounts payable and accrued expenses	206,270	47,195
Accrued interest	419,507	307,924
Wages payable	304,630	203,603

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(245,610)	(361,904)

INVESTING ACTIVITIES:	-	-

FINANCING ACTIVITIES:
Proceeds from note payable to Directors	184,500	325,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	184,500	325,000

EFFECT OF EXCHANGE RATE ON CASH	23,291	50,267

NET (DECREASE) INCREASE IN CASH	(37,819)	13,363

CASH AND CASH EQUIVALENTS - beginning of period	78,410	12,494

CASH AND CASH EQUIVALENTS - end of period	$40,591	$25,857

SUPPLEMENTAL CASH FLOW INFORMATION

Income taxes paid	$-	$-

Interest paid	$-	$-

Noncash Investing and Financing Transactions:
Stock issued for prepaid expenses	$6,800	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

GLOBAL GOLD CORPORATION AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2017

1. ORGANIZATION, DESCRIPTION OF BUSINESS, AND BASIS FOR PRESENTATION

BASIS OF ACCOUNTING:

The accompanying condensed consolidated financial statements are unaudited. In the opinion of management, all necessary adjustments (which include only normal recurring adjustments) have been made to present fairly the financial position, results of operations and cash flows for the periods presented. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the December 31, 2016 annual report on Form 10-K. The results of operations for the three and six months period ended June 30, 2017 are not necessarily indicative of the operating results to be expected for the full year ended December 31, 2017. The Company operates in a single segment of activity, namely the acquisition of certain mineral property, mining rights, and their subsequent development.

GOING CONCERN MATTERS:

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2017 and 2106, the Company has incurred net losses of $1,181,315 and $1,029,554, respectively. The Company has working capital deficit (current liabilities exceed current assets) of approximately $20,166,000 and stock holder deficit of approximately $13,261,000 as of June 30, 2017.  Management pursued additional investors and lending institutions interested in financing the Company's projects. However, there is no assurance that the Company will obtain the financing that it requires or will achieve profitable operations. The Company expected to incur additional losses for the near term until such time as it would derive substantial revenues from the Armenian mining interests acquired by it or other future projects. These matters raised substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis, which contemplated the realization of assets and satisfaction of liabilities in the normal course of business. The accompanying unaudited condensed consolidated financial statements at June 30, 2017 and 2016 and for the periods then ended did not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

In Armenia, the Company’s focus is on the exploration, development and production of gold at the Toukhmanuk property in the North Central Armenian Belt and the Marjan and an expanded Marjan North property.  In addition, the Company was exploring and developing other sites in Armenia. In 2016, however, the Company stopped working at the Getik property, and the Getik Mining Company is being dissolved.

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

The subsidiaries of the Company are as follows:

On August 18, 2003, the Company formed Global Gold Armenia LLC ("GGA"), as a wholly owned subsidiary, which in turn formed Global Gold Mining, LLC ("GGM"), as a wholly owned subsidiary, both in the State of Delaware. GGM was qualified to do business as a branch operation in Armenia and owns assets as well as shares of operating companies in Armenia.

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

On September 23, 2011, Global Gold Consolidated Resources Limited (“GGCRL”) was incorporated in Jersey as a 51% subsidiary of the Company pursuant to the April 27, 2011 Joint Venture Agreement with Consolidated Resources.  On December 1, 2016, the Viscounts Department of the Island of Jersey arrested all of the Consolidated Resources Armenia (“CRA”) shares in GGCRL in favor of the Company pursuant to a Royal Court judgment in the Company’s favor. See Note 13 - Agreements and Commitments for more information on Consolidated Resources agreements.

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

The Company did not have any Level 2 or Level 3 assets or liabilities as of June 30, 2017 and December 31, 2016.

The Company discloses the estimated fair values for all financial instruments for which it is practicable to estimate fair value. As of June 30, 2017 and December 31, 2016, the fair value short-term financial instruments including cash, receivables, and accounts payable and accrued expenses, approximates book value due to their short-term duration.

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

Inventories - Inventories consists of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Ore	$451,569	$451,569
Concentrate	11,342	11,342
Materials, supplies and other	117,868	114,775
Total Inventories	$580,779	$577,686

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

Deposits on Contracts and Equipment - The Company made several deposits for purchases, the majority of which is for the potential acquisition of new properties, and the remainder for the purchase of mining equipment. The Company carried Deposits on contracts and equipment as of June 30, 2017 and December 31, 2016 was $483,712, and $446,525, respectively.

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

Net Loss Per Share - Basic net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Potential common shares includable in the computation of fully diluted per share results are not presented in the unaudited condensed consolidated financial statements as their effect would be anti-dilutive.  There were no options that were exercisable at June 30, 2017 and 2016. There were no warrants outstanding at June 30, 2017 and 2016.

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

For the six months ended June 30, 2017 and 2016, net loss and loss per share include the actual deduction for stock-based compensation expense. The total stock-based compensation expense for the six months ended June 30, 2017 and 2016 was $12,882 and $30,787, respectively and for the three months ended June 30, 2017 and 2016 was $11,476 and $28,756, respectively. The expense for stock-based compensation is a non-cash expense item.

Comprehensive Income - The Company has adopted ASC Topic 220, “Comprehensive Income.”  Comprehensive income is comprised of net income (loss) and all changes to stockholders' equity (deficit), except those related to investments by stockholders, changes in paid-in capital and distribution to owners.

The following table summarizes the computations reconciling net loss applicable to Global Gold Corporation Common Shareholders to comprehensive loss for the six months ended June 30, 2017 and 2016.

	Six Months Ending June 30,
	2017	2016

Net loss applicable to Global Gold Corporation Shareholders	$(769,631)	$(691,489)
Foreign currency translation adjustment	$28,521	$31,692
Comprehensive loss	$(741,110)	$(659,797)

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

The functional currency of the Company's Armenian subsidiaries is the local currency. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars at the exchange rate prevailing at the balance sheet date and equity is translated at historical rates. Revenues and expenses are translated at the average exchange rate for the period to approximate translation at the exchange rate prevailing at the dates those elements are recognized in the unaudited condensed consolidated financial statements. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. As of June 30, 2017 and 2016, the exchange rate for the Armenian Dram (AMD) was 462 AMD and 476 AMD for $1.00 U.S.

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

Reclamation and Remediation Costs (Asset Retirement Obligations) - Costs of future expenditures for environmental remediation are not discounted to their present value unless subject to a contractually obligated fixed payment schedule. Such costs are based on management's current estimate of amounts to be incurred when the remediation work is performed within current laws and regulations. The Company has paid towards it environmental costs and has no amounts owed as of June 30, 2017 and December 31, 2016.

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

New Accounting Standards:

In May 2017, the FASB issued Accounting Standards Update 2017-09 (“ASU 2017-09”) that provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  This update is effective for all entities for fiscal years beginning after December 15, 2017, and interim periods within those years.  Early adoption is permitted. The Company does not anticipate the adoption of ASU 2017-09 will have a material impact on its consolidated financial statements.

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

3. PROPERTY, PLANT AND EQUIPMENT

The following table illustrates the capitalized cost less accumulated depreciation arriving at the net carrying value on our books at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016

Plant	$569,420	$569,420
Construction in process	972,985	972,985
Machinery and equipment	2,625,318	2,464,894
Computer	116,071	116,071
Office equipment	20,739	20,739
Vehicles	163,899	163,899
Total	$4,468,432	$4,308,008
Less: accumulated depreciation	(3,149,763)	(2,994,757)
Property, plant and equipment, net	$1,318,669	$1,313,251

The Company had depreciation expense for the six months ended June 30, 2017 and 2016 of $27,214 and $53,700, respectively. The Company had depreciation expense for the three months ended June 30, 2017 and 2016 of $10,977 and $27,081, respectively.

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

4. RECEIVABLE FROM SALE

On June 26, 2014, the International Centre for Dispute Resolution delivered a Final Award in the matter of Global Gold Corporation vs. Amarant Mining LTD and Alluvia Mining, Ltd. awarding Global Gold $16,800,000 USD plus $68,570USD in interest, costs, and fees, with post-award interest on unpaid amounts accruing at 9%, which totaled $4,575,311 as of June 30, 2017. This award emanates from Global Gold’s 2011 sale of Chilean gold mining assets and the buyers’ repeated failures to pay and misrepresentations as described in prior filings and summarized below. In addition, the Tribunal’s June 26, 2014 Award provided the following injunctive relief: “ Per my previous orders in this matter, each of Amarant and Alluvia, including its officers and agents individually (including without limitation Johan Ulander), is continued to be enjoined, directly and indirectly, from alienating any assets, from transferring or consenting to the transfer of any shares, or performing or entering any transactions which would have the effect of alienating assets pending payment to Global Gold; Each of Amarant and Alluvia, including its officers and agents (including without limitation Johan Ulander) will provide within 5 business days all contracts, draft agreements, emails, records of financial transactions, financial statements, and all other documents in connection with their business affairs for purposes of determining whether Respondents have complied with the July 29, 2013 and subsequent orders, have diverted funds which could have been used to pay Global Gold, and to aid Global Gold in collection.  Respondents shall specifically provide all documents related to Gulf Resource Capital, Amarant Finance, the IGE Resources stock sale and related transactions as well as documents related to the institutions from which Respondents have represented payment would issue including but not limited to: Mangold, Swedebank, Jool Capital, Skandinavska Bank, Credit Suisse, HSBC, Volksbank, Loyal Bank, Danskebank, NSBO, the “offtaker,” and Clifford Chance escrow account. Respondents shall execute any documents reasonably necessary or required by any institution to give Claimant access to this information and documents.”

As of June 30, 2017 and December 31, 2016, the Company was owed principal amounts (excluding penalties, interest, and additional payments) of $16,868,570 from Amarant from the sale of 100% of the Company’s interest in the Compania Minera Global Gold Valdivia S.C.M. company (“GGV”) (and the June 26, 2014 arbitral final award), which held the Pureo mining assets in Chile and 100% interest in its wholly owned subsidiaries Global Oro LLC and Global Plata LLC which are each 50% owners of Minera Global Chile Limitada, all as part of the amended agreement closed on December 2, 2011.  The Company wrote down principal amounts of $16,868,570 as of June 30, 2017 and December 31, 2016, respectively, as impairment as Amarant has made partial payments but has yet to pay the full principal amounts due in full.  Amarant has reportedly assigned its interest to Alluvia Mining Limited, a public limited liability company incorporated under the laws of Jersey (“Alluvia”), an assignment which the Company conditionally consented as of June 15, 2012, but as of June 30, 2017 and September 20, 2017, the conditions were not been met by any of Conventus, Amarant or Mr. Ulander. Amarant and Alluvia further entered into agreements with Gulf Resources Capital and other parties which the Company is researching to determine any of their liabilities.   For details refer to Note 13 - Agreements and Commitments paragraph Conventus/Amarant Agreement.

On April 3, 2017, the Swedish government in Stockholm indicted Fredrik Rodger in connection with the Contender Kapital (subsequently Intacta Kapital) $1 million guaranty of Amarant/Alluvia’s obligations to Global Gold Corporation. The indictment identifies Global Gold as a victim.

On April 5, 2017, Amarant provided a public update that it had commenced production at one of the properties restricted by the 2014 international arbitral award in the Company’s favor and has raised capital in Sweden.

On May 15, 2017, Johan Ulander, Chairman of Amarant Mining, was arrested in Sweden on charges of fraud.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2017 and December 31, 2016, the accounts payable and accrued expenses consisted of the following:

	June 30,	December 31,
	2017	2016

Drilling work payable	$151,028	$144,542
Accounts payable	4,822,282	4,601,938
Interest payable	2,956,986	2,554,312
Total accounts payable and accrued expenses	$7,930,296	$7,300,792

6. MINE OWNERS DEBT FACILITIES

On July 5, 2013, GGCRL, GGCR Mining, and Mego concluded a fifteen year mine operating agreement with Linne as the operator along with an $8,800,000 debt facilities agreement to fund future production at the central section of the Toukhmanuk gold-silver open pit mine in Armenia. The debt facility includes interest at LIBOR plus 8%, and the operator, Linne, has an incentive based compensation model, to be paid approved costs plus 10% of the actual sales of gold, granting share options for up to 10% in GGCRL or the subsidiary project company in Armenia to Jacero Holdings Limited, a limited liability company incorporated in the Republic of Cyprus (“Jacero”), and extending the existing offtake agreement with IM until the end of 2027. The loan may be pre-paid. GGCRL and GGC have signed as Guarantors on the debt facility agreement. The debt is secured by the Getik license as well as a subordinated security interest to ABB in Mego shares, the Toukhmanuk mining and exploration licenses, ore stockpile included in the Company’s Inventory and Mego property. The mine operator procured a plant for expansion and reportedly began to restart production. Pictures of plant construction progress are on the Company’s website. While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred, and Linne has asked to be relieved of its responsibilities but terms for accommodating that request have not been agreed to and Linne continues to be responsible. The Company is carrying this as a liability, though the Company reserves the right to contest this liability pending substantiation concerns and offsetting amounts caused by damage and non performance by Linne, as well as other reasons.  The balance due on the debt facilities as of June 30, 2017 and December 31, 2016 was $4,104,577. As of June 30, 2017 and December 31, 2016, the Company has accrued interest of $1,851,451 and $1,566,444, respectively, on this debt facility based on calculations from Linne which the Company does not agree with or have support for. Refer to Note 13 – Agreements and Commitments.

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

On March 26, 2015, the Court of Appeals of the Island of Jersey ruled in the Company’s favor in staying all proceedings and referring the claims initiated by Joseph Borkowski, purportedly on behalf of CRA to the contracted dispute resolution procedures in New York City. On the same day, the Court of Appeals also granted the Company its costs and fees for the entire proceedings with CRA. As of June 30, 2017, approximately $211,500 has been awarded to the Company against CRA (but not paid). The Court of Appeals of the Island of Jersey again ruled in the Company’s favor refusing CRA’s request for leave to appeal to the Queen’s Privy Council. CRA requested the Queen’s Privy Council for leave to appeal which was granted, but on September 13, 2016 the Privy Council definitively dismissed all CRA claims in GGC’s favor, again awarding fees and costs. At the same time, on November 18, 2015, the Royal Court of Jersey ruled in favor of GGCRL, the Company, and Mr. Krikorian in lifting all remnants of the injunction issued in 2014 which was not appealed, see exhibit 10.76 below. The Company is pursuing collection of awards of costs and attorney fees. CRA has not complied with the agreed dispute resolution provisions to commence in New York, despite the Company’s initiation of the agreed mediation clause.

8. ADVANCES PAYABLE CONSOLIDATED RESOURCES

In addition to the $1,500,000 received under the approved Convertible Notes, as describe in Note 7 above, the Company received additional advances of $394,244 which it is carrying this as a liability, though the Company contests this liability for fraud and offsetting amounts caused by damage and non performance as well as other reasons.  There is no written agreement on these Advances Payable, and the Company has not accrued any interest on them accordingly. Refer to Note 14 - Legal Proceedings for the dispute related to outstanding amount payable on convertible note and advance payable and Subsequent Events.

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

The following table summarizes the changes in Non-Controlling Interest for the six months ended June 30, 2017.

Balance, December 31, 2016	$(4,718,505)

Net loss attributable to the non-controlling interest	(411,684)
Foreign currency translation gain	27,402
Balance, June 30, 2017	$(5,102,787)

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

For the three and six months ending June 30, 2017 and 2016, the Company did not have any revenue.

The following summarizes identifiable assets by geographic area:

	June 30,	December 31,
	2017	2016

Armenia	$2,522,691	$2,519,911
United States	30,505	24,088
	$2,553,196	$2,543,999

The following summarizes operating losses before provision for income tax:

Net Loss table:
	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Armenia	$626,707	$455,585	$303,060	$233,404
United States	554,608	573,969	251,793	353,222
	$1,181,315	$1,029,554	$554,853	$586,626

11. CONCENTRATION RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2017 and December 31, 2016.  As of June 30, 2017 and December 31, 2016, the Company had $34,716 and $73,327, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2017 and as of the date of this filing.

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

Effective July 1, 2012, the Company entered employment agreement extensions with Ashot Boghossian and Van Krikorian, and effective August 1, 2012, with Jan Dulman all as recommended by the Company’s Compensation Committee and approved by the Board of Directors on June 15, 2012.  The agreements are extended for an additional three years under the same terms except for Mr. Dulman who will receive an annual salary of $165,000, which constitutes a $15,000 raise per year, and an additional 25,000 restricted shares of the Company’s Common Stock annually in lieu of the option grants in his prior contract beginning August 1, 2012 when the extension begins for Mr. Dulman.  All shares issued under these extensions will vest in equal semi-annual installments over the term of the employment agreements.  All shares were issued at fair market value and are amortized over the term of the employment agreements. In July 2012, the Company issued 2,437,500 shares of common stock in connection with these extensions.

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

The following table illustrates the Company's compensation commitments for the next 5 years as of June 30, 2017.

Year	Amount

2017 – remaining period	$195,000
2018	208,750
2019	-
2020	-
2021	-

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

The restricted stock outstanding and exercisable at June 30, 2017 is as follows:

	Restricted Stock Outstanding		Restricted Stock Vested
Grant date Price	Number Outstanding	Weighted Average Grant Date Price	Number Vested	Weighted Average Grant Date Price
$0.01	1,687,500	$0.01	1,075,000	$0.01

The Company has recorded an expense of $2,812 and $4,062 relating to these restricted stock awards for the six months ended June 30, 2017 and 2016, respectively. The Company has recorded an expense of $1,406 and $2,031 relating to these restricted stock awards for the three months ended June 30, 2017 and 2016, respectively, relating to the restricted stock award and a further $5,710 will be expensed over the vesting period of the stock which takes place over the three years.

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

On April 28, 2017, the Company authorized as directors’ fees to each of the five directors 50,000 restricted shares (totaling 250,000 restricted shares) of the Company’s Common Stock at $0.019 per share for a total value of $4,750. Mr. Hague is not accepting director compensation for 2017; those shares will be donated to a charity designated by directors other than Mr. Hague. The Company also authorizes 280,000 restricted shares of the Company’s Common Stock at $0.019 per share for a total value of $5,320 to employees of the Corporation’s subsidiaries in Armenia. These shares, totaling 530,000 shares, have not yet been issued.

The amount of total deferred compensation amortized for the six months ended June 30, 2017 and 2016 was $2,812 and $4,062, respectively.  The amount of total deferred compensation amortized for the three months ended June 30, 2017 and 2016 was $1,406 and $2,031, respectively.

On January 22, 2014, the Company received loans from Drury Gallagher and Ian Hague, Directors of the Company, in the amounts of $373,000 and $127,000, respectively, which carry at an annual rate of 9%. As of June 30, 2017, these amounts remain unpaid and the Company has accrued interest of $154,726.

As of June 30, 2017 and December 31, 2016, the Company owed Drury Gallagher, the Company’s Director and Treasurer, $4,127 for expense reimbursement which bears no interest and which remain unpaid as of the date of this filing.

As of June 30, 2017 and December 31, 2016, one of the Company's Directors, Drury Gallagher, was owed $3,205,687 and $3,021,187, respectively, from interest free loans which remain unpaid as of the date of this filing.

As of June 30, 2017 and December 31, 2016, one of the Company's Directors, Nicholas Aynilian, was owed $5,000 from interest free loans which remain unpaid as of the date of this filing.

As of June 30, 2017 and December 31, 2016, the Company owes unpaid wages of approximately $2,127,000 and $1,932,000, respectively, to management including approximately $1,121,000 and $1,009,000, respectively to Mr. Van Krikorian and $821,000 and $739,000, respectively, to Mr. Jan Dulman.  The Company is accruing interest at an annual rate of 9% on the net of taxes wages owed to management.  As of June 30, 2017 and December 31, 2016, the Company had accrued interest of approximately $508,000 and $442,000, respectively. The Company has also accrued the contingent bonus payable to the management for $270,000 as of June 30, 2017 and December 31, 2016.

As of June 30, 2017 and December 31, 2016, the Company had interest free loans due to employees in Armenia of approximately $113,000 and $117,000, respectively.

13. AGREEMENTS AND COMMITMENTS

Industrial Minerals/Linne/Jacero Agreements

March 24, 2009, the Company signed a supply contract agreement with Industrial Minerals SA (“IM”), a Swiss Company.  The agreement is for IM to purchase all of the gold and silver concentrate produced at the Company's Toukhmanuk facility at 85% of LBMA less certain treatment and refining charges.

On February 25, 2010, the Company, through its wholly owned subsidiary Mego entered into an agreement with IM to provide Mego with an advance of $450,000 from IM against future sales of gold and silver concentrate (the “Advance”).   The Advance was provided by IM on February 26, 2010.  The Company owed $87,020 from the Advance as of June 30, 2017 and December 31, 2016.

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

As of June 30, 2017 and as of the date of this Report, Viking and CREO have failed to meet their obligations and are in material breach of the contract. The Company is reviewing its options with respect to the breaches of contract and to preserve the Getik licenses.

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

The following is a schedule by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2017:

Year ending December 31:
2017 – remaining period	$39,737
2018	81,924
2019	84,381
2020	94,172
2021 and thereafter	-
Total	$300,214

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

On June 26, 2014, the International Center for Dispute Resolution International Arbitration Tribunal delivered a Final Award in the matter of Global Gold Corporation vs. Amarant Mining LTD and Alluvia Mining, Ltd. awarding Global Gold $16,800,000 USD plus $68,570.25 USD in interest, costs, and fess, with post-award interest on unpaid amounts accruing at 9%, which totaled $4,575,311 as of June 30, 2017. In addition, the Tribunal provided the following injunctive  relief: “ Per my previous orders in this matter, each of Amarant and Alluvia, including its officers and agents individually (including without limitation Johan Ulander), is continued to be enjoined, directly and indirectly, from alienating any assets, from transferring or consenting to the transfer of any shares, or performing or entering any transactions which would have the effect of alienating assets pending payment to Global Gold; each of Amarant and Alluvia, including its officers and agents (including without limitation Johan Ulander) will provide within 5 business days all contracts, draft agreements, emails, records of financial transactions, financial statements, and all other documents in connection with their business affairs for purposes of determining whether Respondents have complied with the July 29, 2013 and subsequent orders, have diverted funds which could have been used to pay Global Gold, and to aid Global Gold in collection. Respondents shall specifically provide of all documents related to Gulf Resource Capital, Amarant Finance, the IGE Resources stock sale and related transactions as well as documents related to the institutions from which Respondents have represented payment would issue including but not limited to: Mangold, Swedebank, Jool Capital, Skandinavska Bank, Credit Suisse, HSBC, Volksbank, Loyal Bank, Danskebank, NSBO, the “offtaker,” and Clifford Chance escrow account. Respondents shall execute any documents reasonably necessary or required by any institution to give Claimant access to this information and documents” all as more particularly set out in Exhibit 10.68. Subsequently, Amarant also reorganized itself as a Swedish company which took over assets in violation of the Final Award.

On September 10, 2015, the Company notified Intacta Kapital AB of Stockholm of its continuing obligation to pay Global Gold on the Contender guaranty of the Amarant group.

On April 3, 2017, the Swedish government in Stockholm indicted Fredrik Rodger in connection with the Contender Kapital (subsequently Intacta Kapital) $1 million guaranty of Amarant/Alluvia’s obligations to Global Gold Corporation. The indictment indentifies Global Gold as a victim.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations. The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $540,000 including the Interkapal matter described above.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments, and a bankruptcy manager was appointed in one case being appealed. Findings that a bankruptcy proceeding is in order against Mego Gold are being appealed. Local counsel has advised that this effort is not ground in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of June 30, 2017 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

15. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events,” the Company evaluated subsequent events after the balance sheet date of June 30, 2017 through the date of the unaudited condensed consolidated financial statements were available to be issued.

Pursuant to a board resolution and effective July 1, 2017, the Company entered into promissory notes with its directors and officers to whom the Company had debt for salaries and advances to provide uniform treatment and memorialize terms and amounts due.  The notes have been executed with and in the principal amounts for Messrs. Gallagher $3,932,433.25, Krikorian $1,344,454.25, Hague $166,300.41, Aynilian $5,000, Caesar $22,500, and Dulman $992,567.53 and provide for interest at 5%, are due after September 1, 2017, and provide that any exercise of security or related interest must be pari passu with the other note holders, all as more particularly described in Exhibit 10.79.

On July 12, 2017, the Armenian Court of Appeals affirmed the February 20, 2017 Court of First Instance ruling in favor of the Company in the Marjan Mining Company bankruptcy case, dismissing the case.  On August 14, 2017, the time period to appeal the rulings in the Company’s favor in the Marjan Mining Company bankruptcy case expired marking the judgment against bankruptcy final.

On September 15, 2017, the Royal Court of Jersey awarded Global Gold an additional approximately $21,000 in attorney fees and costs against CRA, bring the total to approximately $232,500.

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

These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the unaudited condensed financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our unaudited condensed financial statements would be affected to the extent there are material differences between these estimates. This discussion and analysis should be read in conjunction with the Company’s unaudited condensed financial statements and accompanying notes to the unaudited condensed financial statements for the six months ended June 30, 2017.

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

During the three and six month period ended June 30, 2017 and 2016, the Company did not have any revenue.  The lack of revenue is attributable to no sales of gold concentrate from the Toukhmanuk property because of operational funding delays, needing a new tailings damn, the status and funding of the Consolidated Resources joint venture, and Linne Mining’s performance issues.  While Linne procured and began assembling a new processing plant at Toukhmanuk, completion has been delayed, mining in accordance with relevant agreements and approved plans has not occurred.

During the six month period ended June 30, 2017, the Company's administrative and other expenses were $730,909 which represented an increase of $66,771 from $664,138 in the same period last year. The expense increase was primarily attributable to increased wages of $94,686, offset by a decrease in stock compensation of $17,905.

During the three month period ended June 30, 2017, the Company's administrative and other expenses were $330,557 which represented a decrease of $72,419 from $402,976 in the same period last year. The expense decrease was primarily attributable to decreased legal expenses of $43,883, and stock compensation of $17,280.

During the three and six month period ended June 30, 2017 and 2016, the Company did not have any mine exploration costs.

During the six month period ended June 30, 2017, the Company's amortization and depreciation expenses were $27,214 which represented a decrease of $26,486 from $53,700 in the same period last year. The expense decrease was attributable primarily to a decrease in depreciation expense of $26,486.

During the three month period ended June 30, 2017, the Company's amortization and depreciation expenses were $10,977 which represented a decrease of $16,104 from $27,081 in the same period last year. The expense decrease was attributable primarily to a decrease in depreciation expense of $16,104.

During the six month period ended June 30, 2017, the Company had interest expense of $423,192 which represented an increase of $111,476 from $311,716 in the same period last year.  The expense increase was attributable to an increase of $87,050 on mine owners debt facilities and an increase of interest expense of $11,660 on wages payable.

During the three month period ended June 30, 2017, the Company had interest expense of $213,319 which represented an increase of $56,750 from $156,569 in the same period last year.  The expense increase was attributable to an increase of $42,851 on mine owners debt facilities and an increase of interest expense of $5,608 on wages payable.

During the six month period ended June 30, 2017, the Company had a net loss of $1,181,315 which represented an increase of $151,761 from $1,029,554 in the same period last year. The increase was attributable to the reasons specified above.

During the three month period ended June 30, 2017, the Company had a net loss of $554,853 which represented a decrease of $31,773 from $586,626 in the same period last year. The decrease was attributable to the reasons specified above.

Current liabilities increased by $1,114,907 as of June 30, 2017 due to increases in accounts payable of $629,504, wages payable of $304,630, and note payable to director of $184,500 offset by a decrease in employee loans of $3,727.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience liquidity challenges.

As of June 30, 2017, the Company's total assets were $2,553,196, of which $40,591 consisted of cash or cash equivalents. The Company’s current assets were approximately $751,000, current liabilities were approximately $20,917,000, and had working capital deficit (current liabilities exceed current assets) of approximately $20,116,000. The Company did not have any long term debt as of June 30, 2017.

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

On July 5, 2013, the Company concluded a fifteen year operating agreement with Linne Mining, LLC (“Linne”) as the operator along with an $8,800,000 debt facilities agreement to fund future production at Toukhmanuk. On June 30, 2014, the Armenian government issued the tailings dam permit (available on the Company’s website) for the Toukhmanuk property to which the Company was entitled and was a prerequisite to processing ore. Equipment for the plant upgrades has been delivered to the mine site for assembly and operation. In light of Linne Mining’s request to be relieved of its responsibilities and other acts and omissions, it is not expected that the new tailings dam (approximate cost of $1,000,000), and the design and construction of a new upgraded plant (approximate cost of $3,000,000). The Company is exploring options and companies to help get the plant completed and operational for production in 2017-2018.

In 2016, the Company stopped working at the Getik property in Armenia because of legal issues connected to the competing license and CRA/Signature Gold, and the Getik Mining Company is in the process of dissolution.

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

Net Cash Used in Operating Activities

During the six months ended June 30, 2017 cash used in operating activities decreased by $116,294 to $245,610 compared to $361,904 for the six months ended June 30, 2016, primarily due to an increase in accounts payable and accrued expenses of $159,075, an increase in accrued interest of $111,583, and an increase in wages payable of $101,027, offset by an increase in net loss of $151,761, a decrease in stock compensation expense of $1,250, a decrease in amortization and depreciation expense of $26,486, a decrease in stock based compensation expense of $16,655, a decrease in expenses incurred by note payable to Directors of $5,687, and an increase in other current and non-current assets of $53,552.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the six months ended June 30, 2017 and 2016.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2017 cash provided by financing activities decreased by $140,500 to $184,500 compared to $325,000 for the six months ended June 30, 2016, primarily due to a decrease in the proceeds from notes payable to Directors of $140,500.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not hold any market risk sensitive instruments nor does it have any foreign currency exchange agreements.  The Company maintains an inventory of unprocessed ore and gold concentrate which are carried on the balance sheet at $462,911 as of June 30, 2017 and December 31, 2016 with our Armenian subsidiary Mego-Gold LLC.  The Company carries and values its unprocessed ore and gold concentrate inventory at the lower of cost or market. Periodically, and no less than on an annual basis, the Company compares the carrying value of its inventory to current market prices to determine if its carrying value should be adjusted. The Company is currently reporting its inventory at cost which is still less than the current market value so recent fluctuations in gold prices have no effect on our carrying value of inventory. The Company does not maintain any commodity hedges or futures arrangements with respect to this unprocessed ore.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high credit quality financial institutions in the United States and Armenia.  Bank deposits in the United States did not exceed federally insured limits as of June 30, 2017 and December 31, 2016.  As of June 30, 2017 and December 31, 2016, the Company had approximately $34,700 and $73,300, respectively, in Armenian bank deposits which may not be insured. The Company has not experienced any losses in such accounts through June 30, 2017 and as of the date of this filing.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of June 30, 2017. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

General

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business or which constitute nuisance claims. In the opinion of management, the amount of any ultimate liability with respect to these actions will not materially affect the Company’s consolidated financial statements or results of operations.  The Company has been brought to court by several disgruntled former employees and contractors for unpaid salaries and invoices, respectively, as well as some penalties for nonpayment which totals approximately $540,000 including the Interkapal matter described above.  Some employees and creditors have petitioned for a bankruptcy proceeding against the Company’s Mego Gold, GGM, GGH and Marjan subsidiaries in an effort to leverage higher payments. Findings that a bankruptcy proceeding is in order against Mego Gold are being appealed. Local counsel has advised that this effort is not ground in law, should not be upheld, and if it is upheld in Armenia there will be relief in international arbitration pursuant to the U.S. Armenia Bilateral Investment Treaty and the Company’s 2008 settlement agreement with the Government of Armenia. An initial bankruptcy finding against GGM in 2015 was overturned in 2016. Contrary to its obligation to arbitrate any disputes, Linne Mining has joined the bankruptcy case against Mego Gold to also seek leverage against the Company. Armenian Courts have respected the Untited Nations New Convention on Arbitration which mandates referral to arbitration, and the Company expects the Armenian courts to mandate such referral. The Company has also made clear that its claims against Linne Mining including for admitted non-performance substantially exceed Linne Mining’s claims. The Company has recorded a liability for the actual unpaid amounts due to these individuals of approximately $158,000 as of June 30, 2017 and the Company has depleted the approximately $25,000 previously deposited at the Armenian Marshall service as security for the claims.  The Company is currently, and will continue to, vigorously defending its position in courts against these claims that are without merit.  The Company is also negotiating directly with these individuals outside of the courts in attempt to settle based on the amounts of the actual amounts due as recorded by the Company in exchange for prompt and full payment.

Item 1A. Risk Factors.

Not Applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as part of this report:

Unaudited Condensed Consolidated Financial Statements of the Company, including Balance Sheets as of June 30, 2017 and as of December 31, 2016; Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, and Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and the Exhibits which are listed on the Exhibit Index

Exhibit 3.1	Amended and Restated Certificate of Incorporation of the Company, effective November 20, 2003. (1)

Exhibit 3.2	Amended and Restated Bylaws of the Company, effective November 20, 2003. (2)

Exhibit 10.3	Agreement to Acquire Option on Cochrane Pond Property dated April 12, 2007. (3)

Exhibit 10.4	First Amendment of the January 23, 2006 Share Purchase Agreement (Athelea Investments), dated as of May 30, 2007. (4)

Exhibit 10.8	Nominating and Governance Charter dated June 15, 2007. (5)

Exhibit 10.10	Commitment to Contribute Mining Concession to a Contractual Mining Company (Unofficial English Translation) dated as of August 19, 2007. (6)

Exhibit 10.11	Contractual Mining Company Agreement (Unofficial English Translation) dated as of October 29, 2007. (7)

Exhibit 10.14	Royalty Agreement on Cochrane Pond Property, Newfoundland dated as of October 17, 2008. (8)

Exhibit 10.15	Private Placement Agreement, dated December 8, 2008. (9)

Exhibit 10.16	Material Contract – Amendment of Global Gold Valdivia Joint Venture Terms, Separation of Properties and Royalty Agreement (10)

Exhibit 10.17	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Van Krikorian. (11)

Exhibit 10.18	Employment Agreement, dated as of August 11, 2009, by and between GGM, LLC and Ashot Boghossian. (12)

Exhibit 10.19	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Jan Dulman. (13)

Exhibit 10.20	Employment Agreement, dated as of August 11, 2009, by and between Global Gold Corporation and Lester Caesar. (14)

Exhibit 10.21	Armenian State Natural Resources Agency Decision N234 on the Recalculation of Reserves for Toukhmanuk – delivered Friday, November 13, 2009 – Partial Unofficial Translation . (15)

Exhibit 10.22	Material Contract – Marjan Joint Venture Agreement dated as of December 18, 2009. (16)

Exhibit 10.23	Material Contract – Mego Gold, LLC Gold Concentrate Supply Contract with Industrial Minerals SA dated as of February 25, 2010. (17)

Exhibit 10.24	Material Contract – Mego Gold, LLC Security Agreement with Industrial Minerals SA dated as of February 25, 2010. (18)

Exhibit 10.25	Material Contract – Global Gold Corporation Guarantee to Industrial Minerals SA dated as of February 25, 2010. (19)

Exhibit 10.26	Material Contract – Marjan Joint Venture Agreement dated as of March 24, 2010. (20)

Exhibit 10.27	Material Contract – (Unofficial English Translation) Mego Gold, LLC non revolving credit line from Armbusinessbank signed March 26, 2010. (21)

Exhibit 10.28	Employment Agreement, dated as of August 19, 2010, by and between Global Gold Corporation and Drury Gallagher. (22)

Exhibit 10.29	Material Agreement – Debt cancellation and restructuring with conversion rights. (23)

Exhibit 10.30	Material Agreement – October 27, 2010 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. (24)

Exhibit 10.31	Material Contract – Global Gold Corporation and Consolidated Resources USA, LLC Joint Venture Agreement dated as of March 17, 2011 (25)

Exhibit 10.32	Material Contract – Global Gold Corporation and Consolidated Resources Joint Venture Agreement dated as of April 27, 2011. (26)

Exhibit 10.33	Material Contract – December 2, 2011 signed agreement for the sale of Compania Minera Global Gold Valdivia S.C.M. company to Conventus Ltd. and Amarant Mining Ltd. (27)

Exhibit 10.34	Written Consent of Shareholders in Lieu of Meeting Pursuant to Section 228(a) of the General Corporation Laws of the State of Delaware. (28)

Exhibit 10.35	Material Agreement – Binding Term Sheet – Convertible Note between Global Gold Consolidated Resources Limited and Consolidated Resources Armenia and affiliates, Global Gold Corporation guarantor. (29)

Exhibit 10.36	Material Agreement – Shareholders Agreement for GGCR dated February 18, 2012. (30)

Exhibit 10.37	Material Agreement – Supplemental Letter dated February 19, 2012. (31)

Exhibit 10.38	Material Agreement – Getik Assignment and Assumption Agreement dated February 19, 2012. (32)

Exhibit 10.39	Material Agreement – MG Assignment and Assumption Agreement dated February 19, 2012. (33)

Exhibit 10.40	Material Agreement – Guaranty dated February 19, 2012 (by GGC to CRA). (34)

Exhibit 10.41	Material Agreement – Guaranty dated February 19, 2012 (by GGCR Mining to CRA). (35)

Exhibit 10.42	Material Agreement – Security Agreement dated February 19, 2012 (by GGCR and GGCR Mining to CRA). (36)

Exhibit 10.43	Material Agreement – Action by Written Consent of the Sole Member of GGCR Mining, LLC dated February 19, 2012. (37)

Exhibit 10.44	Material Agreement – Certificate of Global Gold Corporation dated February 19, 2012. (38)

Exhibit 10.45	Global Gold Consolidated Resources Limited Registered Company No 109058 Written resolutions by all of the directors of the Company. (39)

Exhibit 10.46	Action by Written Consent of the Board of Managers of GGCR Mining, LLC. (40)

Exhibit 10.47	March 2, 2012 Order of the Arbitrator. (41)

Exhibit 10.48	Partial Final Award issued by the arbitrator on March 29, 2012 in arbitration between Global Gold Corporation and Caldera Resources, Inc. (42)

Exhibit 10.49	Material Agreement – Amended Joint Membership Interest Purchase Agreement with Amarant Mining Ltd. (43)

Exhibit 10.50	Guarantee Letter from Contender Kapital AB, dated April 13, 2012. (44)

Exhibit 10.51	Accountants’ Letter. (45)

Exhibit 10.52	Amended and Extended Employment Agreement, effective July 1, 2012, by and between Global Gold Corporation and Van Krikorian. (46)

Exhibit 10.53	Amended and Extended Employment Agreement, effective July 1, 2012, by and between GGM, LLC and Ashot Boghossian. (47)

Exhibit 10.54	Amended and Extended Employment Agreement, effective August 1, 2012, by and between Global Gold Corporation and Jan Dulman. (48)

Exhibit 10.55	Restricted Stock bonus award effective July 1, 2012 to Van Krikorian. (49)

Exhibit 10.56	Restricted Stock bonus award effective July 1, 2012 to Jan Dulman. (50)

Exhibit 10.57	September 5, 2012 Writ of Execution. (51)

Exhibit 10.58	Material Contract - Getik Mining Company, LLC - Share Transfer Agreement dated September 26, 2012. (52)

Exhibit 10.59	Material Contract - Mego-Gold, LLC - Share Transfer Agreement dated September 26, 2012. (53)

Exhibit 10.60	Material Agreement - November 28, 2012 Amended Joint Membership Interest Purchases Agreement with Amarant Mining Ltd. (54)

Exhibit 10.61	US Federal Court Decision on April 15, 2013 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (55)

Exhibit 10.62	Material Agreement - Mine Operating Agreement with Linne Mining LLC dated July 5, 2013 (56)

Exhibit 10.63	Material Agreement - $8.8 Million Debt Facility Agreement with Linne Mining LLC dated July 5, 2013 (57)

Exhibit 10.64	Material Agreement – Addendum No 1 to the Gold Concentrate Supply Contract with Industrial Minerals, SA (58)

Exhibit 10.65	Material Agreement - Option Deed with Jacero Holdings Limited dated July 5, 2013 (59)

Exhibit 10.66	Material Agreement – Contractors Agreement with Creo Design (Pty) Limited and Viking Investment Limited dated July 5, 2013 (60)

Exhibit 10.67	Material Agreement – Heads of Agreement contract to merge Global Gold Consolidated Resources Limited and Signature Gold Limited (61)

Exhibit 10.68	Final Award issued by the arbitrator on June 26, 2014 in arbitration between Global Gold Corporation and Amarant Mining Ltd and Alluvia Mining, Ltd (62)

Exhibit 10.69	International Center for Investment Dispute Resolution Final Award on November 10, 2014 in Favor of Global Gold Corporation against Caldera Resources Regarding Marjan Property (63)

Exhibit 10.70	Amended and Extended Employment Agreement, effective July 1, 2015, by and between Global Gold Corporation and Van Krikorian. (64)

Exhibit 10.71	Amended and Extended Employment Agreement, effective July 1, 2015, by and between GGM, LLC and Ashot Boghossian. (65)

Exhibit 10.72	Amended and Extended Employment Agreement, effective August 1, 2015, by and between Global Gold Corporation and Jan Dulman. (66)

Exhibit 10.73	March 27, 2015 Court of Appeals of the Island of Jersey ruling in Favor of Global Gold Corporation against Consolidated Resources Armenia. (67)

Exhibit 10.74	Material Agreement – January 17, 2012 Instrument for $2,000,000 Convertible Notes and related documents. (68)

Exhibit 10.75	Material Agreement – Amended and extended 5 year Office Lease effective November 1, 2015. (69)

Exhibit 10.76	Jersey Island Dispute Resolution Final Award on November 18, 2015 in Favor of Global Gold Corporation against Consolidated Resources (70)

Exhibit 10.77	August 24, 2015 Armenian Government new Mining Agreement and Extension, new Mining Act Allocation, new Mining Permit and Extension (license), and new Order on Mining Rights (71)

Exhibit 10.78	September 7, 2016 Armenian Government (Unofficial English Translation) new Marjan Mining license amendment. (72)

Exhibit 10.79	Material Agreement – July 1, 2017 Consolidating Promissory Notes with the Company’s Directors and Officers (Messrs. Gallagher, Krikorian, Hague, Aynilian, Caesar and Dulman)

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14 (a) of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS*	XBRL Instance

Exhibit 101.SCH*	XBRL Taxonomy Extension Schema

Exhibit 101.CAL*	XBRL Taxonomy Extension Calculation

Exhibit 101.DEF*	XBRL Taxonomy Extension Definition

Exhibit 101.LAB*	XBRL Taxonomy Extension Labels

Exhibit 101.PRE*	XBRL Taxonomy Extension Presentation

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

GLOBAL GOLD CORPORATION

Date: November 1, 2017	By:	/s/ Van Z. Krikorian
Van Z. Krikorian Chairman and Chief Executive Officer (Principal Executive Officer)